Form 10-Q
period 1996-06-30
SIEBEL SYSTEMS INC
filed 1996-08-14
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                 OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 0-20725


                             SIEBEL SYSTEMS, INC.

            (Exact name of registrant as specified in its charter)

          DELAWARE                                         94-3187233
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              4005 BOHANNON DRIVE
                              MENLO PARK, CA 94025
         (Address of principal executive offices, including zip code)

                                 (415) 329-6500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [_]   No [X]

      The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of August 9, 1996 was 15,985,220.

                             SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
         Item  1.  Financial Statements

                   a)  Balance Sheets
                       as of June 30, 1996 and December 31, 1995              3

                   b)  Statements of Operations
                       for the three and six months ended June 30, 1996
                       and 1995                                               4

                   c)  Statements of Cash Flows
                       for the six months ended June 30, 1996 and 1995        5

                   d)  Notes to Financial Statements                          6

         Item  2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                         11

         Item 4.   Submission of Matters to a Vote of Security Holders       11

         Item 5.   Other Information                                         11

         Item 6.   Exhibits and Reports on Form 8-K                          12

SIGNATURE                                                                    13

                        PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements


                             SIEBEL SYSTEMS, INC.

                                BALANCE SHEETS
                     (In thousands, except per share data)


                                                   June 30,      December 31,
                                                     1996           1995
                                                    -------        -------
                       Assets
                       ------
Current assets:
   Cash and cash equivalents                        $13,870        $11,391
   Accounts receivable                                6,951          3,066
   Deferred income taxes                                314            314
   Prepaids and other                                   721            440
                                                    -------        -------
      Total current assets                           21,856         15,211

Property and equipment, net                           2,510            863
Other assets                                            356             17
                                                    -------        -------
      Total assets                                  $24,722        $16,091
                                                    =======        =======



     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
   Accounts payable                                 $   773        $   493
   Accrued expenses                                   2,932          1,075
   Income taxes payable                                 333            395
   Deferred revenue                                   8,024          4,166
                                                    -------        -------
      Total current liabilities                      12,062          6,129
                                                    -------        -------
   Deferred income taxes                                 28             28

      Total liabilities                              12,090          6,157

Stockholders' equity:
   Convertible preferred stock; $.001 par value;
     10,000 shares authorized; 4,906 and 5,104
     shares issued and outstanding in 1995 and
     1996, respectively                                   5              5
   Common stock; $.001 par value; 35,000 shares
     authorized; 8,249 and 8,787 shares issued
     and outstanding in 1995 and 1996,
     respectively                                         9              8
   Additional paid-in capital                        13,135          9,999
   Notes receivable from stockholders                  (520)           (13)
   Deferred compensation                             (1,212)          (381)
   Retained earnings                                  1,215            316
                                                    -------        -------
      Total stockholders' equity                     12,632          9,934
                                                    -------        -------
      Total liabilities and stockholders' equity    $24,722        $16,091
                                                    =======        =======

                See accompanying notes to financial statements.

                             SIEBEL SYSTEMS, INC.


                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (In thousands, except per share data)


                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                ---------------------      -------------------
                                 1996          1995         1996        1995
                                -------       -------      -------     -------
Revenues:
   Software                     $ 6,736       $ 1,186      $11,138     $ 1,186
   Maintenance and other            810            98        1,117         128
                                -------       -------      -------     -------

      Total revenues              7,546         1,284       12,255       1,314

Cost of revenues:
   Software                          10             4           36           4
   Maintenance and other            423            47          765          56
                                -------       -------      -------     -------

      Total cost of revenues        433            51          801          60
                                -------       -------      -------     -------

      Gross margin                7,113         1,233       11,454       1,254

Operating expenses:
   Product development            1,164           621        2,151       1,237
   Sales and marketing            4,053           406        6,606         862
   General and administrative       838           181        1,428         338
                                -------       -------      -------     -------

      Total operating expenses    6,055         1,208       10,185       2,437
                                -------       -------      -------     -------

      Operating income (loss)     1,058            25        1,269      (1,183)

Other income, net                   110            45          229          53
                                -------       -------      -------     -------
      Income (loss) before
        income taxes              1,168            70        1,498      (1,130)

Income tax expense (benefit)        467            28          599        (452)
                                -------       -------      -------     -------

   Net income (loss)            $   701       $    42      $   899     $  (678)
                                =======       =======      =======     =======

Net income (loss) per share     $  0.04       $    --      $  0.05     $ (0.04)
                                =======       =======      =======     =======

Shares used in net income
   (loss) per share
   computation                   17,081        16,777       16,955      15,379
                                =======       =======      =======     =======

                See accompanying notes to financial statements.

                             SIEBEL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (In thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         --------------------
                                                          1996         1995
                                                         -------      -------
Cash flows from operating activities:
   Net income (loss)                                    $    899      $  (678)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Compensation related to stock options                 109            -
       Depreciation and amortization                         346           66
       Loss on disposal of property and equipment             40            -
       Changes in operating assets and liabilities:
          Accounts receivable                             (3,885)        (463)
          Prepaids and other                                (281)        (604)
          Other assets                                      (339)          12
          Accounts payable                                   280           65
          Accrued expenses                                 1,857          162
          Income taxes payable                               (62)           -
          Deferred revenue                                 3,858          785
                                                         -------      -------

             Net cash provided by (used in)
               operating activities                        2,822         (655)
                                                         -------      -------
Cash used in investing activities -- purchase of
   property and equipment                                 (2,033)        (182)
                                                         -------      -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                    665            2
   Repurchases of common stock                                 -           (7)
   Proceeds from issuance of preferred stock               1,532        4,480
   Issuance of stockholder notes                            (507)         (12)
                                                         -------      -------

            Net cash provided by financing activities      1,690        4,463
                                                         -------      -------

Change in cash and cash equivalents                        2,479        3,626

Cash and cash equivalents, beginning of period            11,391        1,017
                                                         -------      -------

Cash and cash equivalents, end of period                 $13,870      $ 4,643
                                                         =======      =======

Supplemental disclosures of cash flows information:
   Cash paid for income taxes                            $   612      $     -
                                                         =======      =======

   Noncash investing and financing activities:
      Conversion of partnership units into common
        stock and Series A preferred stock               $     -      $ 1,153
                                                         =======      =======

                See accompanying notes to financial statements.

                             SIEBEL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared on substantially the same basis as the audited financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 1996.

     For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form S-1 as filed with the Securities and Exchange Commission on June 27, 1996. These financial statements should be read in conjunction with the financial statements included in that Form S-1.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on weighted average number of common and preferred shares outstanding and is adjusted for shares issuable upon the exercise of stock options (unless antidilutive) using the treasury stock method.

3.   INITIAL PUBLIC OFFERING

     On July 3, 1996 (the "Closing Date"), the Company closed an initial public offering (the "Offering") of 2,257,450 shares of its common stock, which were comprised of 2,094,450 shares sold by the Company (including 294,450 shares to cover over-allotments) and 163,000 shares sold by selling stockholders. The net proceeds to the Company of $33,113,000 from this Offering (prior to expenses) were received by the Company on the Closing Date, and, therefore, are not reflected in the balance sheet as of June 30, 1996. Simultaneous with the closing of the Offering, all outstanding shares of Preferred Stock were converted to Common Stock on a one-for-one basis.

4.   ACCRUED EXPENSES

- - -------------------------------------------------------------------------------
                                               June 30,       December 31,
(In thousands)                                   1996             1995
- - -------------------------------------------------------------------------------
                                              (unaudited)
     Bonuses                                     $ 570            $ 133
     Commissions                                   755              152
     Vacation                                      180               79
     Sales tax                                     461              486
     Accrued marketing                             365               16
     Other                                         601              209
- - -------------------------------------------------------------------------------
                                                $2,932           $1,075
- - -------------------------------------------------------------------------------

5.   RELATED PARTY TRANSACTION

     During the three month period ended June 30, 1996, the Company had revenues of $500,000 (7% of total revenues) from a related party which was then a holder of the Company's preferred stock. There were no receivables outstanding at June 30, 1996 from this related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT
CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1. ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

OVERVIEW

Siebel Systems, Inc. is an industry leading provider of enterprise-class sales and marketing information software systems. The Company designs, develops, markets, and supports Siebel Sales Enterprise, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales and marketing information system requirements of even the largest multi-national organizations.

Approximately 93% of the Company's revenues to date have been derived from non-recurring license fees of the Siebel Sales Enterprise product family. The remaining revenues are primarily attributable to lower margin maintenance and other revenues, including training revenues. The Company does not intend to provide a material amount of integration and other services related to its products. Accordingly, the Company currently expects that license revenues from Siebel Sales Enterprise will continue to account for a substantial majority of the Company's revenues for the remainder of 1996 and for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise could have a material adverse effect on the Company's business, operating results and financial condition. Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products. The Company intends to also offer its customers the ability to license its products on a monthly or other short-term basis. The Company expects that these shorter term license fees could, in the future, constitute an increasing portion of its software revenues. If these shorter term fee payments increase as a percentage of total revenues, the Company believes it will be able to alleviate somewhat the periodic revenue concentration from one-time non-recurring licenses.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1995 and the first six months of 1996, sales to the Company's ten largest customers accounted for 93% and 82% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

As of June 30, 1996, many of the Company's customers were in the pilot phase of implementation of Siebel Sales Enterprise. None of the Company's customers has completed the enterprise-wide development and deployment of Siebel Sales Enterprise, and many have not yet commenced such deployment. As a result, the Company's products are currently being used by only a limited number of sales professionals. If any of the Company's customers are not able to customize and deploy Siebel Sales Enterprise successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and a distributor in Japan. International revenues accounted for 12% and 10% of total revenues in 1995 and the first six months of 1996, respectively. The Company is increasing its international sales force and seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will account for an increasing portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's limited operating history makes the prediction of future operating results difficult. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the Company's relationships with systems integrators, the Company's success in expanding its direct sales force, indirect distribution channels and customer support organization, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and the ability to attract and retain key personnel. There can be no assurance that any of the Company's business or strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis.

The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, can have a significant impact on the revenues and quarterly results of the Company. The timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which to date has ranged from two to eighteen months from initial contact to the execution of a license agreement. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

To date, the Company has not experienced significant seasonality of operating results. The Company expects that future revenues for any period may be affected by the fiscal or quarterly budget cycles of its customers.


RESULTS OF OPERATIONS

Revenues
- - --------

Software.  License revenues increased to $6,736,000 for the three months ended
- - --------
June 30, 1996 from $1,186,000 for the three months ended June 30, 1995.   For
the six months ended June 30, 1996, license revenues increased to $11,138,000 from $1,186,000 for the six months ended June 30, 1995. License revenues increased during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Sales Enterprise. This increase in the number of licenses was primarily due to the increased market and customer awareness of the Siebel Sales Enterprise product family, and, to a lesser degree, an expansion of the Company's direct sales organization.

Maintenance and Other.  Maintenance and other revenues increased to $810,000 for
- - ---------------------
the three months ended June 30, 1996 from $98,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, maintenance and other revenues increased to $1,117,000 from $128,000 for the six months ended June 30, 1995. These increases were due to the more widespread licensing of products to customers pursuant to agreements with a maintenance component. Earlier licenses typically involved pilot installations which did not include maintenance.

Cost of Revenues
- - ----------------

Software.  Cost of software license revenues includes product packaging,
- - --------
documentation and production. Cost of license revenues through June 30, 1996 have averaged less than 1% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs.

Maintenance and Other.  Cost of maintenance and other revenues consists
- - ---------------------
primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance and other revenues aggregated $423,000 for the three months ended June 30, 1996 and $47,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, cost of maintenance and other revenues increased to $765,000 from $56,000 for the six months ended June 30, 1995. These increases were due to the costs of providing services under the increasing number of licenses with a maintenance component and the increasing fixed costs resulting from the Company's expansion of its maintenance and support organization. The Company expects that maintenance and other costs will continue to increase in absolute dollar amounts as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation.

Operating Expenses
- - ------------------

Product Development.  Product development expenses include expenses associated
- - -------------------
with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $1,164,000 for the three months ended June 30, 1996 from $621,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, product development expenses increased to $2,151,000 from $1,237,000 for the six months ended June 30, 1995. These expenses decreased, as a percentage of total revenues, to approximately 15% for the second quarter of 1996 from approximately 48% for the second quarter of 1995. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollar amount but are expected to decline somewhat as a percentage of total revenues from the level of the first six months of 1996.

Sales and Marketing.  Sales and marketing expenses consist primarily of
- - -------------------
salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $4,053,000 for the three months ended June 30, 1996 from $406,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, sales and marketing expenses increased to $6,606,000 from $862,000 for the six months ended June 30, 1995. These expenses increased, as a percentage of total revenues, to approximately 54% in the second quarter of 1996 from approximately 32% for the second quarter of 1995. The increases in the dollar amount of expenditures on sales and marketing and the increases in these expenses, as a percentage of total revenues, reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices and increases promotional activities. These expenses are expected to remain at approximately the same percentage of total revenues as the first six months of 1996.

General and Administrative.  General and administrative expenses consist
- - --------------------------
primarily of salaries and occupancy costs for administrative, executive and finance personnel. These expenses increased to $838,000 for the three months ended June 30, 1996 from $181,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, general and administrative expenses increased to $1,428,000 from $338,000 for the six months ended June 30, 1995. These expenses decreased, as a percentage of total revenues, to approximately 11% in the second quarter of 1996 from approximately 14% in the second quarter of 1995. The increases in the dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations.
The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the anticipated expansion of the

Company's administrative staff to support growing operations and directors' and officers' insurance premiums and other expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should decrease somewhat in the future from the level of the first six months of 1996.

Other Income, Net
- - -----------------

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and reflects earnings on increasing cash balances during 1996.

Provision for Income Taxes
- - --------------------------

Income taxes have been provided at an effective rate of 40%, which is comprised primarily of federal and state taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $13,870,000 at June 30, 1996, representing approximately 56% of total assets. As of June 30, 1996, the Company's cash and cash equivalents increased by $2,479,000 from the Company's cash and cash equivalents as of December 31, 1995. This increase was primarily attributable to net income, proceeds from issuance of common stock and preferred stock, and increases in accrued expenses and deferred revenue, partially offset by increases in accounts receivable and stockholder notes.

The Company received approximately $33.1 million in proceeds (prior to expenses) in connection with the initial public offering of it's Common Stock (the "Offering") on July 3, 1996. Such proceeds are therefore not reflected in the Company's financial statements as of June 30, 1996. See Note 3 of the Notes to Financial Statements.

The Company intends to use the net proceeds of the Offering primarily for working capital and other general corporate purposes, including expansion of general sales and marketing and customer support activities to accommodate anticipated growth i the Company's business and customer base. The amounts actually expended by the Company for working capital purposes will vary significantly depending upon a number of factors, including future revenue growth, if any, the amount of cash generated by the Company's operations and the progress of the Company's product development effort. In addition, the Company may make one or more acquisitions of complementary technologies, products or business which broaden or enhance the Company's current product offerings. However, the Company has no specific plans, agreements or commitments, oral or written, and is not currently engaged in any negotiations for any such acquisition. Pending the uses described above, the net proceeds of the Offering have been invested in short-term, interest-bearing, investment-grade securities.

Prior to the end of 1996, the Company intends to move its principal administrative, sales, marketing, support and research and development operations to a 66,000 square foot site in San Mateo, California. The Company currently has no material commitments for capital expenditures other than expenditures for leasehold improvements and other costs associated with the relocation of its principal operations and normal purchases of property and equipment, primarily computer workstations used for product development, demonstration and customer support purposes.

The Company believes that the net proceeds from the Offering, together with its existing cash and cash equivalents and the anticipated cash flows from operations, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is engaged in certain legal proceedings as disclosed in the Company's Registration Statement on Form S-1. There were no significant changes to these legal proceedings in the three months ended June 30, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1996, the following matters were voted on and approved by the written consent of the requisite number of outstanding shares of Common and Preferred Stock of the predecessor corporation prior to its reincorporation in Delaware and prior to the registration of the Company's Common Stock under the Securities Exchange Act of 1934, as amended:

1. The approval of the Company's Employee Stock Purchase Plan and the reservation of 350,000 shares of Common Stock for issuance pursuant to such plan.

2. The approval of the Company's reincorporation in Delaware pursuant to the Agreement and Plan of Merger between the Company and the California predecessor of the Company.

3. The approval of the Company's Restated Certificate of Incorporation to authorize 40,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

4. The approval of the Indemnity Agreements between the Company and each of the Company's officers and directors.

5.   The approval of the Company's 1996 Equity Incentive Plan.



ITEM 5.   OTHER INFORMATION

Pehong Chen, Ph.D., a member of the Board of Directors, resigned July 17, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit
       Number                     Description of Document
       ------                     -----------------------

       (1)  3.1    Restated Certificate of Incorporation of the Registrant.

       (1)  3.2    Bylaws of the Registrant.

       (1)  4.1    Reference is made to Exhibits 3.1 and 3.2.

       (1)  4.2    Specimen Stock Certificate.

       (1)  4.3    Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended
                   April 30, 1996.

       (1)  4.4    Amendment Number 2 to the Amended and Restated Investor
                   Rights Agreement dated June 14, 1996.

       (1) 10.1 Registrant's 1996 Equity Incentive Plan, and forms of incentive and nonstatutory stock options.

       (1) 10.2    Registrant's Employee Stock Purchase Plan.

       (1) 10.3 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.

       (1) 10.4 Industrial Real Estate Lease, dated November 10, 1994, between the Registrant and WVP Income Plus, III, as amended March 15, 1996.

       (1) 10.5 Lease Agreement, dated December 8, 1995, between the Registrant and Bohannon Trust Partnership, as amended December 13, 1995.

    (1)(2) 10.6    Master Alliance Agreement, dated March 17, 1995, between
                   the Registrant and Andersen Consulting LLP.

    (1)(2) 10.7    Software License and Services Agreement, dated March 29,
                   1996, by and between the Registrant and Montgomery
                   Securities.

    (1)(2) 10.8    Strategic Alliance and Software License Agreement, dated
                   December 12, 1995, by and among the Registrant, Itochu
                   Techno-Science Corporation and Itochu Corporation.

       (1) 10.9 Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.

       (1) 10.10   Lease Agreement, dated June 4, 1996, by and between the
                   Registrant and Crossroad Associates and Clocktower
                   Associates.

           11.1    Statement Regarding Computation of Net Income (Loss) Per
                   Share.

           27.1    Financial Data Schedule.


     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

     (2) Confidential treatment has been granted with respect to portions of this exhibit.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the period.



ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SIEBEL SYSTEMS, INC.


Date:    August 14, 1996         By:   /s/  Justin R. Dooley
                                    ------------------------------
                                    Justin R. Dooley
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)