Form 10-Q
period 1996-09-30
SIEBEL SYSTEMS INC
filed 1996-11-14
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    -------------

                        COMMISSION FILE NUMBER: 0-20725


                              SIEBEL SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                       94-3187233
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                            1855 SOUTH GRANT STREET
                              SAN MATEO, CA 94402
         (Address of principal executive offices, including zip code)

                                (415) 295-5000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock, par value
           $.001 per share, as of November 8, 1996, was 16,747,931.

                             SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                            ----
         Item  1.  Financial Statements

                   a) Balance Sheets
                      as of September 30, 1996 and December 31, 1995       3

                   b) Statements of Operations
                      for the three and nine months ended September
                      30, 1996 and 1995                                    4

                   c) Statements of Cash Flows
                      for the nine months ended September 30, 1996 and
                      1995                                                 5

                   d) Notes to Financial Statements                        6

         Item  2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II. OTHER INFORMATION

         Item  1.  Legal Proceedings                                      14

         Item  6.  Exhibits and Reports on Form 8-K                       14

SIGNATURE                                                                 15

                        Part I.  Financial Information
                         Item 1.  Financial Statements


                             SIEBEL SYSTEMS, INC.

                                Balance Sheets
                     (In thousands, except per share data)

                                                                                      September 30,     December 31,
                                                                                         1996              1995
                                                                                      -------------     ------------
                                                                                       (unaudited)
                                    Assets
                                    ------

Current assets:
   Cash and cash equivalents                                                          $      51,256     $     11,391
   Short-term investments                                                                    25,210                -
   Accounts receivable, net                                                                   4,505            3,066
   Deferred income taxes                                                                        314              314
   Prepaids and other                                                                         3,634              440
                                                                                      -------------     ------------

           Total current assets                                                              84,919           15,211

Property and equipment, net                                                                   5,878              863
Other assets                                                                                    380               17
                                                                                      -------------     ------------

           Total assets                                                               $      91,177     $     16,091
                                                                                      =============     ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
   Accounts payable                                                                   $       2,084     $        493
   Accrued expenses                                                                           5,937            1,075
   Income taxes payable                                                                         617              395
   Deferred revenue                                                                           5,665            4,166
                                                                                      -------------     ------------

           Total current liabilities                                                         14,303            6,129
                                                                                      -------------     ------------

   Deferred income taxes                                                                         28               28

           Total liabilities                                                                 14,331            6,157

Stockholders' equity:
   Convertible preferred stock;  $.001 par value;  10,000 shares authorized;                      -                5
       4,906 and 0 shares issued and outstanding in 1995 and
       1996, respectively
   Common stock;  $.001 par value;  35,000 shares authorized;  8,249 and                         17                8
       16,735 shares issued and outstanding in 1995 and 1996, respectively
   Additional paid-in capital                                                                75,644            9,999
   Notes receivable from stockholders                                                          (508)             (13)
   Deferred compensation                                                                     (1,115)            (381)
   Retained earnings                                                                          2,808              316
                                                                                      -------------     ------------

           Total stockholders' equity                                                        76,846            9,934
                                                                                      -------------     ------------

           Total liabilities and stockholders' equity                                 $      91,177     $     16,091
                                                                                      =============     ============

                See accompanying notes to financial statements.

                             SIEBEL SYSTEMS, INC.

                           Statements of Operations
                                  (unaudited)
                     (In thousands, except per share data)


                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,            September 30,
                                                                     ------------------       -----------------
                                                                     1996          1995       1996         1995
                                                                     ----          ----       ----         ----
Revenues:
   Software                                                          $ 10,235   $ 2,400       $ 21,373  $ 3,586
   Maintenance and other                                                  936       164          2,053      292
                                                                     --------   -------       --------  -------

           Total revenues                                              11,171     2,564         23,426    3,878

Cost of revenues:
   Software                                                                20         8             56       12
   Maintenance and other                                                  525       117          1,290      173
                                                                     --------   -------       --------  -------

           Total cost of revenues                                         545       125          1,346      185
                                                                     --------   -------       --------  -------

           Gross margin                                                10,626     2,439         22,080    3,693

Operating expenses:
   Product development                                                  1,685       822          3,836    2,059
   Sales and marketing                                                  5,443       903         12,049    1,765
   General and administrative                                           1,395       292          2,823      630
                                                                     --------   -------       --------  -------

           Total operating expenses                                     8,523     2,017         18,708    4,454
                                                                     --------   -------       --------  -------

           Operating income (loss)                                      2,103       422          3,372     (761)

Other income, net                                                         442        56            671      109
                                                                     --------   -------       --------  -------

           Income (loss) before income taxes                            2,545       478          4,043     (652)

Income tax expense (benefit)                                              952       191          1,551     (261)
                                                                     --------   -------       --------  -------

           Net income (loss)                                         $  1,593   $   287       $  2,492  $  (391)
                                                                     ========   =======       ========  =======

Net income (loss) per share                                          $   0.08   $  0.02       $   0.13  $ (0.03)
                                                                     ========   =======       ========  =======

Shares used in net income (loss) per share computation                 19,991    16,856         19,460   15,620
                                                                     ========   =======       ========  =======

                See accompanying notes to financial statements.

                             SIEBEL SYSTEMS, INC.

                           Statements of Cash Flows
                                  (unaudited)
                                (In thousands)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                      -----------------
                                                                                      1996         1995
                                                                                      ----         ----
Cash flows from operating activities:
   Net income (loss)                                                                  $  2,492  $  (391)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Compensation related to stock options                                              171        -
        Depreciation and amortization                                                      624      129
        Loss on disposal of property and equipment                                         155        -
        Provision for doubtful accounts                                                    112        -
        Licenses exchanged for equipment                                                (1,156)       -
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                     (1,551)  (2,155)
           Prepaids and other                                                           (3,194)    (400)
           Other assets                                                                   (363)      12
           Accounts payable                                                              1,591      271
           Accrued expenses                                                              4,862      907
           Income taxes payable                                                            222        -
           Deferred revenue                                                              1,499      888
                                                                                      --------  -------

              Net cash provided by (used in) operating activities                        5,464     (739)
                                                                                      --------  -------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (4,638)    (646)
   Purchases of short-term investments                                                 (25,210)       -
                                                                                      --------  -------

              Net cash used in investing activities                                    (29,848)    (646)
                                                                                      --------  -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                               63,212       31
   Repurchases of common stock                                                               -       (7)
   Proceeds from issuance of preferred stock                                             1,532    4,560
   Issuance of stockholder notes                                                          (507)     (13)
   Collection of stockholder notes                                                          12        -
                                                                                      --------  -------

              Net cash provided by financing activities                                 64,249    4,571
                                                                                      --------  -------

Change in cash and cash equivalents                                                     39,865    3,186

Cash and cash equivalents, beginning of period                                          11,391    1,017
                                                                                      --------  -------

Cash and cash equivalents, end of period                                              $ 51,256  $ 4,203
                                                                                      ========  =======


Supplemental disclosures of cash flows information:
   Cash paid for income taxes                                                         $  1,280  $     -
                                                                                      ========  =======

   Noncash investing and financing activities:
     Conversion of partnership units into common stock
        and Series A preferred stock                                                  $      -  $ 1,153
                                                                                      ========  =======

     Conversion of preferred stock into common stock                                  $      5  $     -
                                                                                      ========  =======

     Exercise of common stock options in exchange for
        stockholder notes receivable                                                  $    507  $    13
                                                                                      ========  =======

     Credits used to purchase equipment                                               $  1,156  $     -
                                                                                      ========  =======

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

    For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Registration Statement on Form S-1 (No. 333-12061), filed with the Securities and Exchange Commission on September 16, 1996 (the "Form S-1"). These financial statements should be read in conjunction with the financial statements included in that Registration Statement.

2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed based on weighted average number of common and preferred shares outstanding and is adjusted for shares issuable upon the exercise of stock options (unless antidilutive) using the treasury stock method.

3.  PUBLIC OFFERINGS

    On July 3, 1996 (the "Closing Date"), the Company closed an initial public offering (the "Initial Offering") of 2,257,450 shares of its common stock, which was comprised of 2,094,450 shares sold by the Company (including 294,450 shares to cover over-allotments) and 163,000 shares sold by selling stockholders. The net proceeds to the Company of $33,113,000 from the Initial Offering (prior to expenses) were received by the Company on the Closing Date. Simultaneous with the closing of the Initial Offering, all outstanding shares of preferred stock were converted to common stock on a one-for-one basis.

    On September 25, 1996 (the "Follow-On Closing Date"), the Company closed an additional public offering (the "Follow-On Offering") of 1,500,000 shares of its common stock, which was comprised of 750,000 shares sold by the Company and 750,000 shares sold by selling stockholders. The net proceeds to the Company of $30,637,500 from the Follow-On Offering (prior to expenses) were received by the Company on the Follow-On Closing Date. On October 8, 1996 (the "Option Closing Date"), the Company closed the over-allotment portion of the Follow-On Offering, which was comprised of 12,711 shares sold by the Company and 212,289 shares sold by selling stockholders. The net proceeds to the Company of $519,244 (prior to expenses) were received by the Company on the Option Closing Date.

4.  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with original maturities in excess of 90 days.

    The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1996, gross unrealized gains and losses have not been material.

                                      September 30,      December 31,
    (In thousands)                        1996               1995
    -------------------------------------------------------------------
                                       (unaudited)

    Certificates of deposit              $ 1,325            $       -
    Municipal securities                  23,885                    -
    -------------------------------------------------------------------

                                         $25,210            $       -
    -------------------------------------------------------------------

5. ACCRUED EXPENSES

                                      September 30,   December 31,
   (In thousands)                         1996            1995
   ----------------------------------------------------------------
                                       (unaudited)

   Wages, Commissions, Bonuses             $3,001         $  364
   Sales tax                                  547            486
   Marketing                                  312             16
   Other                                    2,077            209
   ----------------------------------------------------------------

                                           $5,937         $1,075
   ----------------------------------------------------------------

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-12061). ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

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

Approximately 92% of the Company's revenues to date have been derived from non-recurring license fees of the Siebel Sales Enterprise product family. The remaining revenues are primarily attributable to lower margin maintenance and other revenues, including training revenues. The Company currently expects that license revenues from Siebel Sales Enterprise will continue to account for a substantial majority of the Company's revenues for the remainder of 1996 and for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise could have a material adverse effect on the Company's business, operating results and financial condition. Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1995 and the first nine months of 1996, sales to the Company's ten largest customers accounted for 93% and 74% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

As of September 30, 1996, many of the Company's customers were in the pilot phase of implementation of Siebel Sales Enterprise. Only a few of the Company's customers have completed a significant portion of their enterprise-wide development and deployment of Siebel Sales Enterprise, while most have only recently commenced such development and deployment. As a result, the Company's products are currently being used by only a limited number of sales professionals. If any of the Company's customers are not able to customize and deploy Siebel Sales Enterprise successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and a distributor in Japan. International revenues accounted for 12% and 8% of total revenues in 1995 and the first nine months of 1996, respectively. The Company is increasing its international sales force and seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will account for an increasing portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's sales generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, can have a significant impact on the revenue and quarterly results of the Company. The timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which to date has ranged from two to eighteen months from initial contact to the execution of a license agreement. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

To date, the Company has not experienced significant seasonality of operating results. The Company expects that future revenues for any period may be affected by the fiscal or quarterly budget cycles of its customers.

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $10,235,000 for the three months ended September 30, 1996 from $2,400,000 for the three months ended September 30,
1995.   For the nine months ended September 30, 1996, license revenues increased to $21,373,000 from $3,586,000 for the nine months ended September 30, 1995. License revenues increased during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Sales Enterprise. This increase in the number of licenses was primarily due to the increased market and customer awareness of the Siebel Sales Enterprise product family, and, to a lesser degree, an expansion of the Company's direct sales organization over the past six quarters.

Maintenance and Other. Maintenance and other revenues increased to $936,000 for the three months ended September 30, 1996 from $164,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, maintenance and other revenues increased to $2,053,000 from $292,000 for the nine months ended September 30, 1995. These increases were due to the more widespread licensing of products to customers pursuant to agreements with a maintenance component. Earlier licenses typically involved pilot installations which did not include maintenance.

COST OF REVENUES

Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through September 30, 1996 have averaged less than 1% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs.

Maintenance and Other. Cost of maintenance and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance and other revenues aggregated $525,000 for the three months ended September 30, 1996 and $117,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, cost of maintenance and other revenues increased to $1,290,000 from $173,000 for the nine months ended September 30, 1995. These increases reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization in anticipation of entering into an increasing number of licenses with a maintenance component. The Company expects that maintenance and other costs will continue to increase in absolute dollar amounts as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $1,685,000 for the three months ended September 30, 1996 from $822,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, product development expenses increased to $3,836,000 from $2,059,000 for the nine months ended September 30, 1995. These expenses generally decreased, as a percentage of total revenues, to approximately 15% for the third quarter of 1996 from approximately 32% for the third quarter of 1995. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but to remain at approximately the same percentage of total revenues as the third quarter of 1996.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $5,443,000 for the three months ended September 30, 1996 from $903,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, sales and marketing expenses increased to $12,049,000 from $1,765,000 for the nine months ended September 30, 1995. These expenses increased, as a percentage of total revenues, to approximately 49% in the third quarter of 1996 from approximately 35% for the third quarter of 1995. The increases in the dollar amount of expenditures on sales and marketing and the increase in these expenses as a percentage of total revenues reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices and increases promotional activities. These expenses are expected to remain at approximately the same percentage of total revenues as the third quarter of 1996.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. These expenses increased to $1,395,000 for the three months ended September 30, 1996 from $292,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, general and administrative expenses increased to $2,823,000 from $630,000 for the nine months ended September 30, 1995. These expenses increased as a percentage of total revenues to approximately 12% in the third quarter of 1996 from approximately 11% in the third quarter of 1995. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at approximately the same percentage as the third quarter of 1996.

OTHER INCOME, NET

Other income, net is primarily comprised of interest income earned on the Company's cash short-term investments and reflects earnings on increasing cash and short-term investment balances during 1996.

PROVISION FOR INCOME TAXES

Income taxes have been provided at an effective rate of approximately 38%, which is comprised primarily of federal and state taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's cash and cash equivalents increased by $39,865,000 from the Company's cash and cash equivalents as of December 31, 1995. This increase was primarily attributable to net income, proceeds from the Company's initial public offering of common stock which closed on July 3, 1996 (the "Initial Offering") and the Company's additional public offering of common stock which closed on September 25, 1996 (the "Follow-On Offering") (together, the "Offerings"), and increases in accrued expenses, partially offset by an increase in short-term investments and purchases of property and equipment.

The Company's cash, cash equivalents and short-term investments increased to $76,466,000 at September 30, 1996 from $11,391,000 at December 31, 1995, representing approximately 84% of total assets. The Company received approximately $33.1 million in proceeds (prior to expenses) in connection with the Initial Offering and approximately $30.6 million in proceeds (prior to expenses) in connection with the Follow-On Offering. See Note 3 of Notes to Financial Statements.

The Company intends to use the net proceeds of the Offerings primarily for working capital and other general corporate purposes, including expansion of general sales and marketing and customer support activities to accommodate continued growth in the Company's business and customer base. The amounts actually expended by the Company for working capital purposes will vary significantly depending upon a number of factors, including future revenue growth, if any, the amount of cash generated by the Company's operations and the progress of the Company's product development efforts. In addition, the Company may make one or more acquisitions of complementary technologies, products or businesses which broaden or enhance the Company's current product offerings. However, the Company has no specific plans, agreements or commitments, oral or written, and is not currently engaged in any negotiations for any such acquisition. Pending the uses described above, the net proceeds of the Offerings have been invested in short-term, interest-bearing, investment-grade securities.

In August 1996, the Company moved its principal administrative, sales, marketing, support and research and development operations to a 66,000 square foot site in San Mateo, California. The Company currently has no material commitments for capital expenditures other than expenditures for leasehold improvements and other costs associated with the relocation of its principal operations and normal purchases of property and equipment, primarily computer workstations used for product development, demonstration and customer support purposes.

The Company believes that the net proceeds from the Offerings, together with the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

FACTORS AFFECTING OPERATING RESULTS

Limited Operating History. The Company commenced operations in July 1993 and shipped version 1.0 of its product, Siebel Sales Enterprise, in April 1995. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development. The new and evolving markets in which the Company operates make these risks and uncertainties particularly pronounced. To address these risks, the Company must, among other things, successfully implement its sales and marketing strategy, respond to competitive developments, attract, retain, and motivate qualified personnel, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. The Company expects to continue to devote substantial resources to its product development and sales and customer support and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. The Company's limited operating history makes it difficult to predict accurately future operating results. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist it in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In the first nine months of 1996, approximately 60% of the revenues of the Company were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has relationships with Itochu Corporation and Itochu Techno-Science Corporation, among others. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's customers and potential customers frequently rely on Andersen Consulting, as well as other third-party system integrators to develop, deploy and/or manage Siebel Sales Enterprise. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason such integrators do not have or devote the resources necessary to facilitate implementation of the Company's products or if such integrators adopt a product or technology other than Siebel Sales Enterprise, the Company's business, operating results and financial condition could be materially and adversely affected.

Limited Deployment.  The Company first shipped Siebel Sales Enterprise version
1.0 in April 1995. As of September 30, 1996, many of the Company's customers were in the pilot phase of implementing the Company's software. The Company's customer licenses frequently contemplate the deployment of the product commercially to large numbers of sales and marketing personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. The Company's product is expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications and programming tools. Such deployment presents very significant technical challenges, particularly as large numbers of sales personnel attempt to use the Company's product concurrently. If any of the Company's customers are not able to customize and deploy Siebel Sales Enterprise successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition to revenues from new customers, the Company expects that a significant percentage of any future revenues will be derived from sales to existing customers. However, such customers are not contractually committed in all cases to purchase additional licenses. If existing customers have difficulty further deploying Siebel Sales Enterprise or for any other reason are not satisfied with Siebel Sales Enterprise, the Company's business, operating results and financial condition could be materially and adversely affected.

Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales and marketing information systems, and the Company faces competition primarily from customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of the Company's customers and potential customer have in the past attempted to develop sales and marketing information systems, in-house either alone or with the help of systems integrators. The Company is able to compete successfully against these customers' and potential customers' internal development efforts only to the extent such development efforts fail.

The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process, particularly Andersen Consulting. Although the Company seeks to maintain close relationships with these service providers, many of them have similar, and often more established., relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially and adversely effected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

A large number of personal, departmental and other products exist in the sales automation market. Some of the Company's current and potential competitors and their products include Symantec (ACT!), Borealis Corporation (Arsenal), Brock International (Brock Activity Manager), Early Cloud & Co. (CallFlow), IMA
(EDGE), Marketrieve Company (Marketrieve PLUS), Clarify, Inc. (Clear-Sales), Oracle Corporation (Oracle Sales Manager), SaleSoft

(PROCEED), Pivotal Software, Inc. (Relationship), SalesBook Systems (SalesBook), SalesKit Software Corporation (SalesKit), Aurum (SalesTrak), Sales Technologies (SNAP for Windows), Saratoga Systems (SPS for Windows) and The Vantive Corporation (Vantive Sales). Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

Management of Growth; Dependence upon Key Personnel. In the event that the significant growth of the Company's revenues continues, such growth may place a significant strain upon the Company's management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's chairman and Chief Executive Officer, none of whom has entered into an employment agreement with the Company. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 8% of the Company's total revenues in the first nine months of 1996. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Sales Enterprise. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The company is engaged in certain legal proceedings as disclosed in the Company's Registration Statement on Form S-1. There were no significant changes to these legal proceedings in the three months ended September 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     Exhibit
     Number                     Description of Document
     ------                     -----------------------
        (1)    3.3     Restated Certificate of Incorporation of the Registrant.
        (1)    3.4     Bylaws of the Registrant.
        (1)    4.1     Reference is made to Exhibits 3.3 and 3.4.
        (1)    4.2     Specimen Stock Certificate.
        (1)    4.3     Restated Investor Rights Agreement, dated December 1,
                       1995, between the Registrant and certain investors, as
                       amended April 30, 1996 and June 14, 1996.
        (3)   10.1     Registrant's 1996 Equity Incentive Plan, as amended.
        (1)   10.2     Registrant's Employee Stock Purchase Plan.
        (1)   10.3     Form of Indemnity Agreement entered into between the
                       Registrant and its officers and directors.
     (1)(2)   10.6     Master Alliance Agreement, dated March 17, 1995, between
                       the Registrant and Andersen Consulting LLP.
     (1)(2)   10.8     Strategic Alliance and Software License Agreement, dated
                       December 12, 1995, by and among the Registrant, Itochu
                       Techno-Science Corporation and Itochu Corporation.
        (1)   10.9     Assignment Agreement, dated September 20, 1995, by and
                       between the Registrant and Thomas M. Siebel.
        (1)   10.10    Lease Agreement, dated June 4, 1996, by and between the
                       Registrant and Crossroad Associates and Clocktower
                       Associates.
        (3)   11.1     Statement Regarding Computation of Net Income (Loss) Per
                       Share.
        (3)   27.1     Financial Data Schedule.

-----------------
              (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

              (2) Confidential treatment has been granted with respect to portions of this exhibit.

              (3)  Filed herewith.

    (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed during the period.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIEBEL SYSTEMS, INC.



Date:    November 14, 1996        By: /s/ Justin R. Dooley
                                      -----------------------------------------
                                      Justin R. Dooley
                                      Vice President Finance and Administration
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)