Form 10-K
period 1996-12-31
SIEBEL SYSTEMS INC
filed 1997-03-07
CIK 1006835

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM______        TO

                        COMMISSION FILE NUMBER: 0-20725

                             SIEBEL SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           94-3187233
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

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

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on December 31, 1996, as reported on the Nasdaq National Market was approximately $414,340,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of February 25, 1997, was 33,963,179.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I.
Item  1. Business.........................................................    2
Item  2. Properties.......................................................   19
Item  3. Legal Proceedings................................................   19
Item  4. Submission of Matters to a Vote of Security Holders..............   19

PART II.
Item  5. Market for Registrant's Common Stock and Related Stockholder
           Matters........................................................   20
Item  6. Selected Financial Data..........................................   20
Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   20
Item  8. Financial Statements and Supplementary Data......................   33
Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   33

PART III.
Item 10. Directors and Executive Officers of the Registrant...............   34
Item 11. Executive Compensation...........................................   34
Item 12. Security Ownership of Certain Beneficial Owners and Management...   34
Item 13. Certain Relationships and Related Transactions...................   34

PART IV.
Item 14. Exhibits, Financial Statements and Reports on Form 8-K...........   35
SIGNATURE.................................................................   52

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for its 1997 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

                                    PART I

  The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors;" "--Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," "--Lengthy Sales and Implementation Cycles," "-- Dependence on Large License Fee Contracts and Customer Concentration" and "Management's Discussion and Analysis of Financial Condition and Results of Operations;" statements regarding the deployment of the Company's products under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limited Deployment;" statements regarding reliance on third parties under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Reliance on Andersen Consulting and Other Relationships: Dependence on System Integrators" and "Business--Global Strategic Alignment;" and statements regarding product development and future technological change under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Dependence on the Internet," "--Risk Associated with Emerging Client/Server and Sales Information Markets," "--Risk Associated with New Versions and New Products; Rapid Technological Change" and "Business." All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

ITEM 1. BUSINESS
----------------

OVERVIEW

  Siebel Systems, Inc. ("Siebel," or "Siebel Systems" or the "Company") is an industry leading provider of enterprise-class sales and marketing information software systems. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales and marketing information system requirements of even the largest multi-national organizations.

  In today's increasingly competitive global markets, businesses must continuously improve their operations. Having spent considerable effort and resources in previous years automating finance, manufacturing, distribution, human resources management, and general office operations, many businesses are now looking to apply the leverage of information technology to their sales and marketing processes. Unlike previous automation efforts which have focused on decreasing expenses, sales and marketing information systems focus primarily on increasing revenues.

  The Siebel Enterprise Applications are comprised of a broad range of advanced client/server application products designed to allow corporations to deploy comprehensive customer information systems, product information systems, competitive information systems, and decision support systems on a global basis. The Company's products provide support for multiple languages and multiple currencies with support for a number of frequently interdependent distribution channels, including direct field sales, telesales, telemarketing, distribution, retail and Internet-based selling.

THE SIEBEL SOLUTION

  The Company is a leading provider of Internet-enabled, object oriented, enterprise-class sales and marketing information systems designed to meet the needs of the largest and often multi-national corporations.

  The Siebel Enterprise Applications are designed to offer users a sales information solution that is functionally comprehensive, is built upon a modern technology foundation, and scales to meet the requirements of global organizations with thousands of concurrent users and very large data stores. The Siebel solution is designed to be easily and extensively configured to meet industry-specific and company-specific data processing and data presentation requirements.

 Functionally Complete

  The Siebel Enterprise Applications are designed to provide comprehensive functionality for sales and marketing information systems. The products are intended to enable the organization to deploy enterprise-wide customer information systems, product information systems, competitive information systems and decision support systems. Specific functionality includes opportunity and account management, product and revenue forecasting, quote generation, on-line sales tools, contact and activity management, correspondence and fulfillment. The Siebel Enterprise Applications fully support team selling across multiple distribution channels, including field sales, telesales, telemarketing and resellers. The Siebel products are designed to improve internal and external communications by integrating with e-mail, Intranet and Internet services.

 Modern Technology Foundation

  The Siebel solution takes advantage of advanced developments in technology and computing trends, including Internet and intranet interoperability, client/server architecture, configurable business object technology (BusObjects), 32-bit processing capability, modern client operating systems (Microsoft Windows 95 and Windows NT), relational database servers, modern development environments (Microsoft Visual C++ and Microsoft Foundation Class Libraries (MFC)), inter-application communications technologies (Microsoft OLE 2 automation) and database synchronization and replication.

  The Company believes that the use of these modern and industry-standard development tools and technologies has allowed Siebel Systems to rapidly develop a comprehensive, configurable, scalable, enterprise-wide sales and marketing information solution. The Company has found that sales of the Siebel Enterprise Applications have been facilitated by the fact that its customers and prospects have often adopted as their MIS standards these same technologies used by the Company to build its products.

  The Company believes that the technologies utilized to build Siebel Enterprise Applications--many of which became commercially available in the mid-1990s--are required to build applications of this nature and scope. Prior to the advent of these technologies, it was technically difficult to build an application robust enough to solve the information requirements of global sales and marketing organizations. The Company believes that its use of these technologies provides the Company with a significant market advantage.

 Internet-Enabled

  The Siebel Enterprise Applications are designed to allow organizations to harness the power of the Internet to facilitate the sales and marketing process. The Siebel Enterprise Applications enable organizations to use the Internet today for collecting leads, for accessing product, company and competitive information through the World Wide Web, for communicating with prospects and customers via Internet-based electronic mail and for synchronizing and replicating data for remote computing.

  Many companies are using their home page to collect sales leads. The information that prospects enter on these web-based forms, (e.g., name, address, etc.) can be automatically loaded into Siebel Enterprise Applications using a standard CGI (Common Gateway Interface) interface to the Siebel Open Interface product. These leads can then be automatically processed by the Siebel Enterprise Applications Territory Manager, assigned, and distributed to the appropriate sales representatives for follow up.

  Siebel customers can also integrate Siebel Enterprise Applications and the Siebel Marketing Encyclopedia with a web browser, such as Netscape Navigator, to allow their sales and marketing professionals to automatically access remotely stored and managed sales and marketing information using the World Wide Web. In this fashion, sales and marketing personnel can readily gain remote access to a broad range of product marketing materials including product catalogues, data sheets and annual reports.

  Using Siebel Enterprise Applications, sales professionals can send correspondence and quotes to their prospects and customers via Internet-based electronic mail.

  Siebel Remote offers support for sales representatives using the Internet to synchronize their remote laptop computers with the corporate databases. Users can employ a local Internet access point to communicate "directly" with the corporate headquarters to exchange account information, access new leads, and transfer new orders. The Company believes the ability to use the Internet for data synchronization or "docking" offers significant communications cost savings to Siebel users and allows easy, local and lower cost computer access globally.

 Enterprise Scalability

  The Siebel solution is designed to scale to meet the needs of organizations whose sales forces range in size from fifty to thousands, including even the largest global organizations. Many of the Company's customers have purchased Siebel Enterprise Applications with the goal of automating thousands of sales professionals, accessing multiple gigabyte data repositories. Most of the Company's customers are currently in the early stages of enterprise-wide deployment. The largest production deployments of Siebel Enterprise Applications to date are measured in thousands of sales professionals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limited Deployment."

 BusObject Configurability

  Siebel Systems employs the use of BusObjects, highly configurable object oriented business objects, as the basic building blocks of Siebel Enterprise Applications. Included in the family of Siebel BusObjects are Opportunity, Account, Customer, Product, Competitor and Campaign. The BusObjects contain semantic information about the sales and marketing entities as well as presentation and navigation logic. BusObjects control the physical access of information from data sources, organize and inter-relate that information and present the information to the user. The Siebel Enterprise Applications are comprised of a collection of these BusObjects. Highly configurable at the object code level, Siebel BusObjects are designed to allow organizations to rapidly configure the application to meet their business requirements while ensuring a clear and consistent upgrade path for future releases. This flexibility is expected to substantially reduce the long term maintenance costs associated with deploying a highly configured application.

MARKET STRATEGY

  The Company's objective is to establish and maintain a clear market leadership position in the sales and marketing information systems market. The Company's strategy incorporates the following key elements:

 Target Large Multi-National Customers in a Broad Range of Industries

  The Company has designed Siebel Enterprise Applications to satisfy the most rigorous sales and marketing information requirements of multi-national corporations that frequently employ multi-tiered distribution strategies. Siebel Enterprise Applications are intended to be deployed on a global basis, and provide shared, up-to-date information for field sales, telemarketing, telesales, marketing, as well as third party reseller sales organizations. The Company intends to leverage its experience and continue to target product development, sales and marketing activities to expand worldwide market acceptance of Siebel Enterprise Applications.

 Maintain and Extend Advanced Technology Position

  The Siebel Enterprise Applications utilize advanced information technology. The Company employs the use of configurable business objects (BusObjects) designed to allow organizations to configure the Siebel application to fit their unique needs while ensuring a clear and consistent upgrade path for future releases. The Company has developed sophisticated database synchronization capabilities intended to allow large numbers of mobile users to intermittently connect and synchronize their local database with a server database. The Company has made extensive use of object oriented technology to develop a multi-tiered architecture that supports Internet-enabled client/server, three-tiered and N-tiered deployment strategies. The Company intends to continue to commit substantial resources to maintain and extend its advanced technology position.

 Global Strategic Alignment

  The Company seeks to promote widespread adoption of Siebel Enterprise Applications through the establishment of strategic relationships with leading systems integrators, technology providers and distributors.

  Siebel Systems has formalized a global strategic business alliance with Andersen Consulting to maximize the growth and establish the market leadership position of both companies in the sales and marketing information systems marketplace. Under this worldwide alliance agreement, Andersen Consulting provides Siebel-related professional services including sales force reengineering, change management, systems integration, configuration, installation, project management and training. This relationship provides Siebel and Siebel's customers immediate access to a highly trained global professional service organization to customize, integrate and deploy medium- and large-scale Siebel implementations.

  The relationship between Siebel Systems and Andersen Consulting is non-exclusive. Siebel Systems frequently utilizes other systems integrators, including KPMG Peat Marwick LLP, Deloitte & Touche LLP, Price Waterhouse LLP and Cambridge Technology Partners (Massachusetts), Inc. to provide Siebel-related professional services.

  The Company has technology and marketing relationships with other leading companies such as Itochu Corporation and Itochu Techno-Science Corporation ("Itochu"), Microsoft Corporation, and Adobe Systems, Inc. and intends to establish additional relationships.

  These relationships allow the Company to focus on its core areas of expertise of developing and marketing sales and marketing information systems software, while leveraging the strength and influence of complementary information technology leaders in their respective domains.

 Fully Exploit Intranets and the Internet

  The Siebel Enterprise Applications have been designed to expand the accessibility of comprehensive sales and marketing information to sales representatives through the use of intranets and the Internet as a global, low-cost, virtual private network. The Company believes that the Internet will enable the entire corporate sales and marketing information base, currently only available to users connected over a LAN (local area network) or WAN (wide area network), to be available without geographic limitation for the low cost of a local Internet connection. This capability will allow organizations to deploy targeted, fully-informed sales professionals wherever needed without the expense and overhead of physical offices or private leased lines. The Company plans to continue to exploit the Internet and believes that in the future it will allow customers to access comprehensive information systems which recommend and deliver customized products, goods and services directly to customers worldwide.

 Promote Successful Customer Implementations

  The Company's success is dependent upon its customers' successful implementation of Siebel Enterprise Applications. As a result, the Company actively supports the customer's deployment efforts by providing Internet and telephone technical support, providing comprehensive instructor-led training and assigning an account management team that consists of a sales representative, technical account manager and an executive sponsor.

To objectively measure customer satisfaction, Siebel Systems employs an independent third-party organization to perform periodic customer satisfaction audits.

 Expand Global Sales Capabilities

  The Company intends to expand its global sales capabilities by increasing the size of its direct sales organization in major markets and continuing to leverage distributors in other selected markets. In particular, the Company plans to expand its direct sales and marketing activities in Asia, Australia, Europe, Latin America and North America. The Company has operations in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Sweden, the United Kingdom, and the United States, and has recently introduced with Itochu localized versions of Siebel Sales Enterprise for the Japanese market. The Company is developing localized versions for major European markets.

PRODUCTS

  The Siebel Sales Enterprise and Siebel Service Enterprise are client/server application software product families designed to meet the sales and marketing information system requirements of large, frequently multi-national, organizations. Each is comprised of a broad range of advanced client/server application products designed to allow corporations to deploy comprehensive customer information systems, product information systems, competitive information systems and decision support systems on a global basis. The Company shipped Siebel Sales Enterprise version 1.0 in April 1995 and subsequently shipped version 2.0 in November 1995. The Company shipped Siebel Service Enterprise version 2.2 in December 1996.

  The Siebel Sales Enterprise and Siebel Service Enterprise support Windows for Workgroups, Windows 95 and Windows NT Workstation clients. The Siebel application server operates on Windows NT and can work with Oracle, Sybase and Informix relational databases operating on a variety of leading UNIX servers and Windows NT database server platforms.

  The Company generally licenses its software based on the number of users. Siebel Sales Enterprise and Siebel Service Enterprise have U.S. list prices of $1,750 per user. Additional product options range from $250 to $500 per module, resulting in a total list price of $5,500 per user for an end-user system that includes all software options. The Siebel application server products are priced and licensed separately. Initial direct sales to an end-user customer have typically ranged from $200,000 to $2,000,000, with certain transactions that have been considerably greater than $2,000,000. The Company also provides software maintenance service, training and associated professional services. The Siebel Sales Applications are usually licensed to customers who intend to automate the sales and/or service organizations of an entire corporation or of a large division. Licenses to date of the Company's products range from 50 to 5,000 users.

 Siebel Sales Enterprise

  The Siebel Sales Enterprise is designed to allow teams of sales and marketing professionals to manage sales information throughout the entire sales cycle. This core application includes the Opportunity Management, Account Management, Contact Management, Activity Tracking and Calendar Systems.

  The Siebel Sales Enterprise product family includes Siebel Marketing Encyclopedia, Siebel Office, Siebel Quotes, Siebel Revenue Forecasting, Siebel Product Forecasting, Siebel Reports, Siebel EIS, Siebel Tele-Business, Siebel Remote Client, Siebel CPG, Siebel Target Account Selling and Siebel BusObject Designer, as well as Siebel Systems Administration and Management Software. Siebel Systems Administration and Management Software components include Siebel BusObject Configurator, Siebel Marketing Manager, Siebel Sales Manager, Siebel Anywhere, Siebel Enterprise Integration Manager and Siebel Database Extension Manager.

 Siebel Service Enterprise

  The Siebel Service Enterprise enables service and sales organizations, including customer support, help desks, call centers, telesales and field sales, to provide higher levels of customer service by easily sharing all customer information across functions. The Siebel Service Enterprise is designed to increase the productivity of service personnel, allowing them to assist more customers with high levels of customer satisfaction.

  The base Siebel Service Enterprise application includes the Service Request Management, Account Management and Profile, Contact Management, Activity Tracking, Service Agreement Management, Customer Satisfaction Surveying and Calendar Systems. Additional options include Siebel Service Encyclopedia, Siebel Reports, Siebel EIS, Siebel BusObject Configurator, Siebel Service Manager, Siebel Tele-Business, Siebel Enterprise Integration Manager and Siebel Database Extension Manager.

 Siebel Product Advantages

  Application Configuration

  The Company's customers each have unique business needs requiring varying levels of application configuration. For instance, different organizations may use a combination of direct sales, field sales, telesales or third-party sales. The Company believes it has anticipated these needs and provides configurable business objects to allow organizations to configure the application to fit their unique requirements. Each business object defines the look and feel, the information displayed and the workflow of the application to address major areas of business functionality. For example, a business object may contain the business logic and rules that describe how leads and prospects are shared across multiple sales channels. The Company provides a range of business objects that address the sales and marketing process.

  The Siebel Sales Enterprise and Siebel Service Enterprise are designed to allow organizations to configure and modify the properties and attributes of the business objects without needing to change application source code. The Company believes this approach to configuration provides several key benefits:

    . Reduces cost of configuration and maintenance,

    . Permits a clear and consistent upgrade path for future releases of Siebel software, and

    . Allows the Company to maintain and support a single source code base that addresses the varied needs of its customers.

  Application configuration is typically performed by a Siebel systems integration partner or the customer's MIS department. The software may be configured in a number of manners including:

    . User Preferences

    . System Administration Preferences

    . Server Preferences

    . Database Extensibility

    . Object Definitions

  This combination of configuration options offers customers extensive configurability without having to write or modify source code.

 Data Synchronization and Replication

  Typically, field sales, telesales and order administration personnel all have contact with the same customers. Sharing information about customers across often geographically dispersed sales teams can be difficult. The challenge is to provide every member of the sales team with up-to-date information on the account or prospect. Siebel Remote, the Company's asynchronous replication technology, addresses the data synchronization and distribution needs of these sales teams. Siebel has applied for a patent on its proprietary data synchronization and replication technology. See "-- Intellectual Property and Other Proprietary Rights." Siebel considers this technology a major source of competitive market advantage.

  Mobile users can utilize Siebel Remote to synchronize their laptop or hand-held computer with the central data repository. Adhering to pre-established visibility rules, Siebel users can share overlapping subsets of data to support team selling. Traditional data synchronization approaches are typically limited, allowing only the primary user to update shared data. With such limited approaches, other synchronized users only have read access to information entered by the primary owner. Siebel Remote is designed to allow any designated member of the sales team to update records and to automatically synchronize the updates with all other users.

  Giving multiple users update rights can create conflicts, particularly when some users operate in a mobile environment and are not permanently connected to the central data repository. The Siebel application supports an extensive set of configurable business rules that detect and resolve conflicts at the database field level.

  Siebel uses a sophisticated "net change" architecture with highly compressed transaction instructions designed to minimize network traffic, reduce data synchronization time and limit network expense. Siebel's architecture is network independent, allowing data synchronization to occur over LAN, WAN, dial-up, as well as intranet and Internet connections.

 User Interface

  The Siebel Enterprise Applications have been ergonomically designed by human factors experts to be easy to use and easy to learn. The use of Microsoft Windows and Microsoft Office compliant user interface technology is intended to ensure that users are immediately familiar with buttons, menus and industry-standard commands. A tab metaphor allows users to click a mouse and view the key components of their sales and marketing information system. Siebel's patent-pending Thread Manager technology displays, records and restores the user's screen-by-screen navigation. System-wide, context sensitive help provides immediate answers to questions.

 Scalability and Performance

  Scalability and performance are key considerations in enterprise-wide deployments of sales information systems. For large deployments, thousands of users need to access a common data repository that may contain tens of gigabytes of information. Scalability and performance are impacted by design and implementation of both the client and server side of the application. The Siebel Enterprise Applications are designed to address the performance and usability issues that arise in large-scale deployments.

 Efficient Use of Network Bandwidth to Optimize Performance

  The Siebel client/server architecture is designed to minimize network traffic to optimize performance. The client is designed to intelligently cache data and group database queries and updates, thereby minimizing the number of transactions over the network. This feature is intended to allow large numbers of users to be simultaneously connected over a LAN or WAN to a single centralized database while exhibiting acceptable performance characteristics.

 High Performance Application Server

  The Siebel Application Server has been designed to permit high throughput. Multiple application servers can run in parallel with a single database server. The number of users each Siebel Application Server can support varies depending on the type and frequency of data updates, as well as the particular server hardware.

 High Performance Computer Hardware and Database Support

  The Siebel products are designed to support scalability for large user communities by taking advantage of leading, high-performance databases and computer hardware. The Company supports industry-standard approaches to high-performance such as symmetric multi-processing hardware which allows multiple processors within one server machine.

 Support for Global Enterprises

  Built for multi-national customers, Siebel software supports international standards in several ways, including support for:

    . Local language support for non-English application deployment

    . Multiple currencies, exchange rates and automatic currency conversions

    . International time, date and phone number conventions

    . Double-byte Asian character sets

  The Company recently introduced with Itochu a localized version of Siebel Sales Enterprise for the Japanese market. The Company is currently developing other localized versions, which will be developed and released as market conditions warrant.

TECHNOLOGY

  The Siebel Enterprise Applications exploit an advanced information technology platform. The Siebel products embrace and incorporate the utility and power of the Internet. The applications are built on a multi-tiered client/server architecture supporting Microsoft Windows clients and a variety of Windows NT and UNIX servers running Informix, Oracle and Sybase relational databases. The technology foundation includes object oriented application development, Microsoft Visual C++, MFC Libraries, OLE 2 automation, 32- or 16-bit processing and Microsoft Windows and Microsoft Office user interface compliance. The Siebel applications are modern, scalable and customizable enterprise-wide client/server sales and marketing information systems. The applications use a multi-tiered architecture with separate client, application server and database server layers connected together over a LAN or a WAN.

 The Siebel N-Tiered Architecture

  The Company has developed an advanced, N-tiered object oriented software architecture. The software architecture is designed to provide Siebel customers with robust flexibility in application deployment to meet the unique needs of the organization. Using Siebel's N-tiered architecture, customers have the flexibility of deploying their applications on remote pen-based and laptop computers, on standalone desktop workstations, on client/server systems, on highly distributed replicated "mainframe" server environments, and in the future, on the Internet, or any combination thereof.

  The Company believes that the utility offered by this flexible architecture provides a major source of competitive market advantage.

  Siebel's N-tiered architecture separates the information presentation, application logic, database access, and interprocess communications layers into separate tiers in order to partition and distribute the application components to run where necessary.

  Siebel's N-tiered architecture currently supports the following application deployments: Personal Computing for mobile sales professionals and Client/Server for connected sales professionals. The Company expects that this architecture can be further exploited to support additional Internet-enabled application deployment configurations in future Siebel product releases, including the Virtual Computing for Internet-connected sales professionals, resellers, partners and individual buyers.

 Personal Computing

  Siebel Personal Computing supports mobile sales professionals who typically use either laptops or hand-held portable computers. These users are not permanently connected to their organization's network and usually run the client disconnected from the central database. Mobile clients have a local SQL database that contains a subset of the information in the server database. While the field sales representative is disconnected from the LAN or WAN, the local database is used for information access and updates. This gives mobile users the complete range of functionality available to connected users anywhere their business takes them. The Company's patent-pending technology allows for exchange and synchronization of information between the mobile and server databases, using LANs, WANs, dial-up or the Internet.

 Client/Server

  The Siebel Client/Server software connects the client to the server database via a LAN or WAN. Connected clients access and update information directly against the server database. A typical use for a connected client is a telesales representative based in the headquarters office or possibly in a regional office connected to headquarters through a WAN.

 Virtual Computing

  Siebel Virtual Computing is being designed to expand the accessibility of comprehensive sales and marketing information to sales representatives through use of the Internet as a global, low-cost, virtual private network. The Company believes that the Internet will enable the entire corporate sales and marketing information base, previously available only to users connected over a LAN or WAN, to be available without geographic limitation for the cost of a local Internet connection. The Company believes that this capability will allow organizations to deploy targeted, fully-informed sales professionals wherever needed without the expense and overhead of private leased lines or physical offices.

  Siebel Virtual Computing is being designed to deliver one-to-one sales and marketing on a global basis. The Company believes this may well re-define the concept of "selling on the Internet." Today, buyers can order anything from consumer goods to automobiles using the Internet to browse home pages and tour virtual shopping malls. This passive approach to selling can be characterized as using the Internet simply as an inexpensive way to deliver an electronic catalog. Electronic catalogs do not currently lead customers through the product evaluation and selection phase, do not up-sell or cross-sell, only offer limited customized alternatives, and add no incremental value to the selling process. The Company believes that such electronic catalogs are not a replacement for a true sales professional who can identify the specific product configuration that best suits the customers' needs and requirements.

  The Company believes that its N-tiered architecture will, in the future, be able to provide organizations with the technology foundation to deliver a powerful new generation of selling applications over the Internet. For example, through a web page, buyers may have access to a virtual sales consultant, fully knowledgeable about the buyer's demographics, interests and buying patterns. The Company believes that this virtual sales approach will allow organizations to dynamically target marketing programs, tailor solutions and deliver customized products, goods and services worldwide, directly to customers based on their needs. The Company believes that this use of the Internet may fundamentally change the economics of selling by permitting organizations to reduce distribution and selling costs, while simultaneously increasing revenues and growing new markets through disintermediation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk Associated with New Versions and New Products; Rapid Technological Change."

CUSTOMERS AND MARKETS

  Siebel has targeted large organizations operating globally and conducting business through multiple sales channels. The Company believes this market has been underserved by existing vendors and offers substantial opportunities to the Company. The following were customers of the Company as of December 31, 1996.


  FINANCIAL SERVICES                       CONSUMER PACKAGED GOODS
   . Charles Schwab & Co., Inc.             . British-American Tobacco Company
   . Diversified Distribution                 Limited
     Services, a member of The              . The Dial Corp
     Travelers Group                        . The Quaker Oats Company
   . Frank Russell Company
   . Montgomery Securities
   . Nationsbanc Services, Inc.            MANUFACTURING
   . Nationwide Mutual Insurance            . AMP Incorporated
     Company                                . Cisco Systems, Inc.
   . Texas Commerce Bank National           . Compaq Computer Corporation
     Association                            . Digital Equipment Corporation
                                            . Hewlett-Packard Japan, Ltd.
                                            . LSI Logic Corporation
  SERVICE                                   . Newbridge Networks, Inc.
   . Andersen Consulting LLP                . Pioneer--Standard Electronics,
                                              Inc.
                                            . Pyramid Technology
  SOFTWARE                                  . The Dow Chemical Company
   . BMC Software, Inc.                     . Unisys Corporation
   . Informix Software, Inc.
   . Mentor Graphics Corporation
   . Peoplesoft, Inc.                      UTILITIES
   . Platinum Technology, Inc.              . AEP Energy Solutions, Inc.
   . Pure Atria Software, Inc.
   . Sybase, Inc.

  TRANSPORTATION
   . American President Companies Ltd.
   . Viking Freight System, Inc.


  The Siebel Enterprise Applications has been selected for use by a wide variety of industries as illustrated by the following customer examples:

 Financial Services

  In December 1995, Charles Schwab & Co., Inc. licensed the Siebel Sales Enterprise software as an important sales system to be used by more than 4,000 brokers. After reviewing multiple products in the areas of configurability, scalability and functionality, the firm chose the Siebel Sales Enterprise. The Siebel Sales Enterprise is designed to allow shared access to updated customer profiles and histories to improve the organization's responsiveness to its nearly 3.5 million active customer accounts and prospects.

 Transportation

  American President Companies Ltd. was challenged with providing their sales representatives with the tools necessary to compete in a global marketplace. After conducting an extensive review of sales and marketing information systems, they selected Siebel Sales Enterprise. This implementation is being designed to integrate internal customer information and government trade data, to optimize work loads and to provide increased customer service. Utilizing Siebel's work flow capabilities, these sales representatives are expected to be able to balance multiple customer inquiries and increase their revenue generating capacity.

 Manufacturing

  After an extensive review of the sales information systems software marketplace, Cisco Systems, Inc. selected Siebel as its global sales information solution based on Siebel's comprehensive, integrated functionality and its advanced technology platform. This implementation was designed to equip the Cisco sales force with complete, accurate and up-to-date information about accounts, opportunities, products, and prices, so they can quickly respond to their customers' requirements and maximize time spent selling.

MARKETING

  The Company's marketing efforts are directed at establishing a market leadership position for Siebel Systems. Targeted at sales, marketing and information technology executives within large, multi-national organizations, Siebel's marketing programs are focused on creating awareness and generating interest in the Siebel solution.

  Siebel Systems is an active participant in the Digital Consulting Inc. (DCI) Field and Sales Automation and Internet EXPO, a leading international conference and trade show in the sales and marketing information systems marketplace. In 1996, the DCI Field and Sales Automation/Internet Conferences were held in San Jose, Chicago, Toronto, Boston and Atlanta. These week-long conferences featured Thomas M. Siebel, Chairman and Chief Executive Officer of the Company, delivering the plenary Keynote Address. In addition, Siebel Systems demonstrated its products and showcased its partners' solutions. The Company intends to participate in each of the 1997 DCI Field and Sales Automation/Internet Conferences being held in San Jose, Chicago, Toronto, Boston and New York. In addition, Thomas Siebel is a frequent speaker at many software industry events, including the Sales Automation Association and Insight Technology Group's Chief Sales Officer Conferences, as well as the Andersen Global Consulting Seminar.

  Siebel's marketing personnel engage in a variety of marketing activities, including managing and maintaining the Siebel web site, issuing newsletters, making direct mailings, placing advertisements, conducting public relations and establishing and maintaining close relationships with recognized industry analysts.

  Siebel has introduced an industry-specific version of its sales and marketing information system solution designed to address the specific needs of the consumer packaged goods (CPG) marketplace. This version of the Siebel Sales Enterprise, called Siebel for CPG, has been selected by The Dial Corp and The Quaker Oats Company.

SALES

  As of December 31, 1996 the Company's sales force consisted of 79 employees located in 13 domestic offices (Atlanta, Austin, Bellevue, Boston, Chicago, Cincinnati, Dallas, Denver, Houston, Los Angeles, McLean, New York and San Mateo) and ten international offices (Amsterdam, Frankfurt, Melbourne, Milan, Munich, Paris, Sydney, Tokyo, Toronto and Windsor). Sales in the Asia/Pacific market are leveraged through a co-exclusive distribution agreement with Itochu. The Company intends to continue to add sales representatives and sales consultants worldwide.

  The Company deploys sales teams consisting of both sales and technical professionals who work with strategic systems integration partners to create industry specific proposals, presentations and demonstrations which address the exact requirements of the customer. The decision makers within Siebel's prospective customers for the Siebel products are their executive management teams, frequently consisting of the Chief Information Officer, VP Sales, VP Marketing, the Chief Financial Officer and the Chief Executive Officer.

  The Company manages its business using Siebel Sales Enterprise, running on the Company's intranet. The Siebel product is used to manage all aspects of the sales process and to share information among members of the sales team and Siebel management.

  The Company believes that the deployment of an integrated sales and marketing information system offers a distinct competitive advantage and that focusing corporate resources on revenue generating systems offers greater return than automation efforts focused on cost reduction in areas such as human resources and accounting. The Company believes its customers' understanding of this fact establishes the value of the Siebel Enterprise Applications and shortens the sales cycle.

  The Company's sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, company overview, product demonstration, proposal generation and contract negotiations. In a number of instances the Company believes that its relationships with strategic partners, including systems integrators, has substantially shortened the Company's sales cycle. Partners have generated and qualified sales leads, made initial customer contacts and assessed needs prior to Siebel's introduction. Additionally, systems integration partners have assisted the Company in the creation of customized presentations and demonstrations which the Company believes enhance the competitive position. While the sales cycle varies substantially from customer to customer, for initial sales it has ranged to date from two to eighteen months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GLOBAL STRATEGIC ALIGNMENT

  An important element of the Company's sales and marketing strategy is to continue to enhance and expand its strategic partnerships with key industry leaders in order to increase market awareness and acceptance of Siebel Systems. The Company believes these relationships with industry leaders help to ensure that Siebel Systems delivers a comprehensive solution to its customers for their sales and marketing information system needs. The Company has established relationships with organizations in two general categories: systems integrators and technology and distribution partners.

 Systems Integrators

  Andersen Consulting--Strategic Business Alliance

  Siebel Systems and Andersen Consulting have formalized a strategic business alliance designed to maximize the growth and establish the market leadership position of both organizations in the sales and marketing information systems marketplace. Worldwide in scope, the parties' agreement includes cooperative specification and development of products and solutions, technology transfer and training and joint marketing and sales programs. Under this agreement, Siebel promotes Andersen as its preferred systems integration partner and Andersen promotes Siebel as its preferred software solution for sales and marketing information systems. In connection with the strategic alignment, Andersen Consulting has made an equity investment in Siebel Systems and George Shaheen, the Managing Partner of Andersen Consulting, serves on the Company's Board of Directors.

  Andersen Consulting provides Siebel-related professional services including sales force reengineering, change management, system integration, configuration, installation, project management and training. Andersen Consulting operates Siebel Configuration Centers in San Mateo, Minneapolis, London and Tokyo. Siebel believes that this relationship provides Siebel and Siebel's customers immediate access to a highly trained global professional service organization to customize, integrate and deploy medium-and large-scale Siebel deployments. Andersen Consulting has provided system integration services in connection with a majority of the Company's customers to date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Reliance on Andersen Consulting and Other Relationships; Dependence on Other Relationships."

  Siebel Systems and Andersen Consulting conduct joint market development and promotional activities, including joint advertising, joint public relations, jointly developed brochures and market-specific product demonstrations, and collateral. The two companies jointly participate in industry events and conduct Executive Briefings both in worldwide seminar programs as well as in DCI Field and Sales Automation tradeshows. Siebel and Andersen Consulting have created a global joint selling model targeted at specific vertical markets and major accounts.

 Other Systems Integrators

  The relationship between Siebel Systems and Andersen Consulting is non-exclusive. Siebel Systems frequently utilizes other systems integrators, including KPMG Peat Marwick LLP, Deloitte & Touche LLP, Price Waterhouse LLP and Cambridge Technology Partners (Massachusetts), Inc. to provide Siebel-related professional services.

 Technology and Distribution Partners

  Itochu Techno-Science Corporation--Strategic Business Alliance

  Siebel and Itochu Techno-Science Corporation have entered into a strategic alliance agreement under which the two companies have agreed to jointly develop, promote, market, sell and support the Company's products in Japan. The companies are working together to localize the Siebel products for the Japanese market and jointly promote and support these products in Japan. In connection with the alliance, Itochu Techno-Science Corporation and related entities have made an equity investment in the Company. Itochu Techno-Science Corporation is a large technology provider to the Japanese market, representing many leading companies including Sun Microsystems, Inc., Compaq Computer Corporation and Sybase, Inc. Itochu Techno-Science Corporation is a subsidiary of Itochu Corporation, which is one of the largest companies in the world with revenues in excess of $140 billion per annum.

  Under the agreement, Itochu Techno-Science Corporation has agreed to prepare Japanese localized versions of the Company's products, including the software, on-line help and training materials. Acting as the co-exclusive distributor of the Siebel products in Japan, Itochu Techno-Science Corporation promotes and markets the Siebel software to Japanese end-user organizations. A dedicated, full-time marketing team within Itochu Techno-Science Corporation coordinates the marketing, promotion and distribution efforts for the Siebel products. This marketing team promotes the Siebel products through marketing programs including seminars, trade shows and conferences. In addition, Itochu Techno-Science Corporation produces Japanese versions of Siebel sales tools and collateral.

  Itochu Techno-Science Corporation provides the installation, training, technical support and maintenance to Siebel end-users. To promote customer satisfaction in the Japanese market, Itochu provides technical support and administers maintenance and software upgrade programs.

 Other Strategic Relationships

  Microsoft Corporation

  The Company and Microsoft have a strategic technology and marketing relationship. As a member of the Microsoft Developer Network and Microsoft Solution Provider programs, the Company receives frequent briefings on Microsoft's strategic and technical product direction, as well as early access to new software releases.

  The Company uses Microsoft development tools extensively, including Microsoft Visual C++, MFC and OLE 2. The Siebel applications run under Windows for Workgroups in 16-bit, and Windows 95 and Windows NT in a native 32-bit environment. Microsoft has promoted Siebel's extensive use of its technology in a Siebel Systems Solutions Datasheet, a Siebel Systems focus brochure, and has featured the Siebel Sales Enterprise in multiple Microsoft product launches.

  Siebel and Microsoft have collaborated in numerous joint marketing programs targeted at Microsoft's key customers and prospects. The two companies have conducted a nationwide series of Executive Sales Information Systems Briefings and jointly participated with each other in trade shows and industry events.

 Adobe Systems, Inc.

  Siebel Systems and Adobe have a joint technology and marketing relationship. The Siebel Enterprise Applications utilizes Adobe Acrobat technology which is designed to allow sales people to more quickly access sales information and enable sales professionals to have immediate, on-line access to all of their sales tools including annual reports, brochures, customer stories and presentations.

  The companies have jointly promoted the integrated solution through a number of joint marketing programs, including collaboration in product announcements, tradeshows and joint sales collateral.

  In connection with the strategic relationship, Adobe Ventures L.P., a venture partnership associated with Adobe, has made an equity investment in the Company.

 Mobile and Hand-Held Computer Providers

  Siebel Systems has relationships with Norand and Telxon Corporation, leading providers of mobile hand-held devices used by field sales personnel. Telxon and Norand's line of hand-held information workstations integrate point-and-touch pen-based computing devices with barcode data capture and wireless communications. Siebel's products will run on these hand-held devices for use in industries such as consumer packaged goods where hand-held devices enable sales representatives to implement more effective in-store promotions.

  Siebel collaborates with Norand and Telxon in numerous marketing activities, including joint trade shows and industry events, joint participation in user groups and targeted joint customer calls.

CUSTOMER SUPPORT AND TRAINING

  The Company has implemented a multi-tiered strategy designed to provide comprehensive customer support programs to ensure successful implementation and customer satisfaction. This multi-tiered approach includes on-line support via the Internet, toll-free telephone technical support and direct support from a customer satisfaction team.

  Through on-line support, a suite of Internet-based User Groups for specific topics is available to Siebel customers. Internet support also includes a knowledge repository to address customers' questions. The Company's Internet service programs provide links to selective Siebel product documentation, technical notes and frequently asked questions (FAQs). Customers can directly check the status of their technical support requests over the Internet. Separately, a toll-free phone number provides customers with direct access to technical service professionals.

  Another facet of Siebel's customer support is provided by the customer satisfaction team. Each Siebel customer is assigned a team which consists of a sales representative, a technical account manager and an executive sponsor. The goal of this team is to ensure the success and satisfaction of the customer by facilitating open communications to quickly identify, analyze and solve problems. Through a combination of regularly scheduled conference calls, on-site visits, and project team planning meetings, Siebel personnel participate in every phase of the customer implementation from planning to project management to system test and organizational design. Customer satisfaction is tracked on an account-by-account basis and reported weekly to the Company's executive management. Customer satisfaction is also audited periodically by an independent, objective third-party organization.

  The Company and independent third-party training organizations offer a wide range of training courses in the configuration, administration and use of the Siebel products. Training is available at the Company's Learning Center or at the customer site. Andersen Consulting also offers training services in connection with implementation of Siebel Enterprise Applications.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under patent, trade secret, and copyright laws, which afford only limited protection. The Company currently has eleven patent applications pending in the United States. There can be no assurance that any patents issued to the Company will not subsequently be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into agreements with substantially all of its customers which require the Company to place Siebel Enterprise Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

  The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Siebel Enterprise Applications to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially and adversely affect the Company's business, operating results and financial condition.

COMPETITION

  The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales and marketing information systems. The Company faces competition from customers' internal development efforts, custom system integration products, as well as other application software providers that offer a variety of products and services designed to address this market. The Company believes that the market for global sales and marketing information systems has historically not been well served by the application software industry. The Company believes that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise.

 Internal Development

  The Company's major competition continues to come from its customers' and potential customers' internal development efforts. Internal Information Technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. However, since software development, support and maintenance are not core competencies of these organizations in some cases such projects are unsuccessful. The competitive factors in this area require that the Company produce a product that conforms to the customer's information technology standards, scales to meet the needs of large enterprises, operates globally and costs less than the result of an internal development effort.

 Custom System Integration Projects

  A second source of competition results from system integrators engaged to build a custom development application. The introduction of a system integrator typically increases the likelihood of success for the customer. However, this approach can be expensive as compared to the purchase of third party products and typically results in a product that has not been designed to be supported, maintained and enhanced by a focused software development company. Maintenance and support for the custom code can become burdensome in future years, with enhancements and modifications being cost-prohibitive. The competitive factors in this area require that the Company demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially-supported product developed by a dedicated professional software organization.

  The Company relies on Andersen Consulting and other system consulting and system integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with Andersen Consulting or other such third parties, the Company's competitive position would be materially and adversely effected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

 Other Competitors

  A large number of personal, departmental and other products exist in the sales automation market. Companies (Products) such as Symantec (ACT!), Borealis Corporation (Arsenal), Brock International (Brock Activity Manager), Early Cloud & Co. (CallFlow), Clarify Inc. (ClearSales), IMA (EDGE), Marketrieve Company (Marketrieve PLUS), Oracle Corporation (Oracle Sales Manager), SaleSoft (PROCEED), Pivotal Software, Inc. (Relationship), SalesBook Systems (SalesBook), SalesKit Software Corporation (SalesKit), Scopus Technology, Inc. (SalesTeam), Aurum (SalesTrak), Sales Technologies (SNAP for Windows), Saratoga Systems (SPS for Windows) and The Vantive Corporation (Vantive Sales) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale or their products, than can the Company. The Company believes it competes favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, configurable business objects, Internet and intranet enablement, strategic alignments with industry leaders, support for the global enterprise, scalability allowing support for large user communities and a modern and enduring product architecture. In general, the Company has priced its products at or above those of its competitors, which pricing the Company believes is justified by the scope of functionality delivered and the performance characteristics afforded by the Company's products.

  It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Competition."

EMPLOYEES

  As of December 31, 1996, the Company had a total of 213 employees, of which 179 were based in the United States, four in Australia, one in Brazil, two in Canada, two in France, six in Germany, one in Italy, five in Japan, three in the Netherlands, one in Sweden and nine in the United Kingdom. Of the total, 94 were engaged in sales and marketing, 55 were in product development, 38 were in customer support and 26 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Management of Growth; Dependence upon Key Personnel."

EXECUTIVE OFFICERS

  The executive officers of the Company as of February 1, 1997, and their ages as of such date, are as follows:

   NAME                               AGE POSITION
   ----                               --- --------
                                          Chairman, Chief Executive Officer and
   Thomas M. Siebel.................   44 President
   Patricia A. House................   42 Executive Vice President and Chief
                                          Operating Officer
   Howard H. Graham.................   49 Senior Vice President Finance and
                                          Administration and Chief Financial
                                          Officer
   Craig D. Ramsey..................   50 Senior Vice President Worldwide
                                          Operations
   R. David Schmaier................   33 Vice President Product Marketing

  THOMAS M. SIEBEL has served as Chairman, Chief Executive Officer, and President of the Company since its inception in July 1993. From July 1991 until December 1992, he served as Chief Executive Officer of Gain Technology, a multimedia software company which merged with Sybase in December 1992. Mr. Siebel served as President and Chief Operating Officer of Gain Technology from May 1991 to July 1991. From January 1984 until September 1990, Mr. Siebel worked at Oracle Corporation where he held a number of executive management positions including Vice President Product Line Marketing, Group Vice President Industry Marketing, Group Vice President and General Manager Direct Marketing Division, and most recently Group Vice President Oracle USA. Mr. Siebel is a graduate of the University of Illinois at Urbana-Champaign from which he holds a B.A. in History, an M.B.A. and an M.S. in Computer Science.

  PATRICIA A. HOUSE has been with the Company since its inception in July 1993. From February 1996 to the present, she has served as the Company's Executive Vice President and Chief Operating Officer, and from July 1993 to February 1996, she served as Senior Vice President of Marketing. From September 1989 to June 1993, Ms. House served in various senior management positions including Executive Vice President of Frame Technology Corporation, a document authoring software company. Ms. House received a B.A. in Education from Western Michigan University.

  HOWARD H. GRAHAM has served as the Company's Senior Vice President Finance and Administration and Chief Financial Officer since January 1997. From February 1990 to December 1996, Mr. Graham served as

Senior Vice President and Chief Financial Officer of Informix, Inc. From April 1988 to February 1990, Mr. Graham served as Senior Vice President Finance and Chief Financial Officer of Wyse Technology. From 1973 to 1988, Mr. Graham was employed by Zenith Electronics, most recently as Vice President Finance and Chief Financial Officer. Mr. Graham received a B.S. in management science from Carnegie-Mellon University and an M.B.A. from the University of Chicago.

  CRAIG D. RAMSEY has served as the Company's Senior Vice President Worldwide Operations since March 1996. From March 1994 to March 1996, Mr. Ramsey served as Senior Vice President of Worldwide Sales, Marketing and Support for nCUBE, a leader in distribution of digitized media. From February 1986 to March 1994, Mr. Ramsey was employed by Oracle Corporation and held a variety of executive positions, including Vice President of U.S. Commercial Sales and Vice President of OEM Strategic Accounts. Mr. Ramsey received a B.A. in Economics from Denison University.

  R. DAVID SCHMAIER has served as Vice President Product Marketing since March 1994. From 1989 to 1993, Mr. Schmaier worked at Oracle Corporation where he held a variety of positions including Product Marketing Manager, as well as a variety of field sales positions. From 1985 to 1987, Mr. Schmaier worked as Management Consultant at Braxton Associates, a strategic consulting firm based in Boston. Mr. Schmaier received a B.S. in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School.

ITEM 2. PROPERTIES
------------------

  The Company's principal administrative, sales, marketing, support and research and development facilities are located in approximately 66,000 square feet of space in San Mateo, California, pursuant to a lease which expires in July 2006. The Company currently occupies other domestic sales and support offices in Colorado, Georgia, Illinois, Massachusetts, New York, Ohio, Texas, Virginia and Washington. The Company also maintains international offices in Australia, Canada, France, Germany, Italy, Japan, the Netherlands and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

  In June 1996, Debra Christoffers, a former sales person of the Company, filed a complaint for wrongful termination against the Company and Thomas Siebel, in the Superior Court of California, County of San Mateo. The Company and Mr. Siebel have responded to the complaint and the parties are currently in discovery. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or result of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

  On December 2, 1996, the Company held a special meeting of stockholders to consider and vote upon the following two matters:

    1. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 to 100,000,000 shares.

    2. To approve an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 4,000,000 shares from 6,000,000 to 10,000,000 shares.

  As to the first matter, 11,393,175 votes were cast for approval, 535,999 votes were cast against, and there were 78,764 abstentions. As to the second matter, 9,824,223 votes were cast for approval, 1,052,382 were cast against and there were 79,836 abstentions and 1,051,497 broker non-votes. Based on these voting results, both matters were approved.

  Immediately subsequent to the special meeting, the Company declared a 100% dividend on the Company's outstanding Common Stock. The dividend was paid on December 19, 1996 to all stockholders of record as of December 13, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEBL." Following the Company's initial public offering on June 27, 1996, the following high and low sales prices were reported by Nasdaq in each quarter:

                                                                   HIGH   LOW
                                                                  ------ ------
   Quarter Ended June 30, 1996 (subsequent to June 27, 1996)..... $17.56 $12.37
   Quarter Ended September 30, 1996..............................  23.94  11.13
   Quarter Ended December 31, 1996...............................  30.25  23.00

  As of December 31, 1996, the Company had approximately 149 holders of record of its Common Stock.

  The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                 1996    1995    1994    1993(1)
                                                ------- ------- -------  -------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
   Revenues.................................... $39,152 $ 8,038 $    50   $ --
   Operating income (loss).....................   6,714     372  (1,779)   (114)
   Net income (loss)...........................   5,025     317  (1,766)   (114)
   Earnings per share (2)......................     .14     .01
   Total assets................................  99,501  16,091   1,203     --
   Total liabilities...........................  18,310   6,157      14     --
   Stockholders' equity........................  81,191   9,934   1,189     --

--------
(1) Period from September 13, 1993 (inception) to December 31, 1993.
(2) Per share information applicable to prior periods has been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective December 19, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

OVERVIEW

  Siebel Systems, Inc. is an industry leading provider of enterprise-class sales and marketing information software systems. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales and marketing information system requirements of even the largest multi-national organizations.

  Approximately 92% of the Company's revenues to date have been derived from non-recurring license fees of the Siebel Sales Enterprise product family. The remaining revenues are primarily attributable to lower margin maintenance and other revenues, including training revenues. The Company currently expects that license revenues from Siebel Sales Enterprise will continue to account for a substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise could have a material adverse effect on the Company's business, operating results and financial condition. Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products.

  A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1996 and 1995, sales to the Company's ten largest customers accounted for 55% and 93% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

  As of December 31, 1996, many of the Company's customers were in the pilot phase of implementation of Siebel Sales Enterprise. Only a few of the Company's customers have completed a significant portion of their enterprise-wide development and deployment of Siebel Sales Enterprise, while most have only recently commenced such development and deployment. As a result, the Company's products are currently being used by only a limited number of sales professionals. If any of the Company's customers are not able to customize and deploy Siebel Sales Enterprise successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company markets its products in the United States through its direct sales force and internationally through its sales force and a distributor in Japan. International revenues accounted for 11% and 12% of total revenues in 1996 and 1995, respectively. The Company has significantly increased its international sales force in 1996 and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will account for an increasing portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data for the two years ended December 31, 1996 expressed as a percentage of total revenues:

                                                                   YEAR ENDED
                                                                    DECEMBER
                                                                       31,
                                                                   ------------
                                                                   1996   1995
                                                                   -----  -----
   Revenues:
     Software.....................................................  91.1%  95.0%
     Maintenance and other........................................   8.9    5.0
                                                                   -----  -----
       Total revenues............................................. 100.0  100.0
   Cost of revenues:
     Software.....................................................   0.3    0.5
     Maintenance and other........................................   5.4    4.8
                                                                   -----  -----
       Total cost of revenues.....................................   5.7    5.3
                                                                   -----  -----
       Gross margin...............................................  94.3   94.7
   Operating expenses:
     Product development..........................................  15.1   35.0
     Sales and marketing..........................................  50.0   40.2
     General and administrative...................................  12.1   14.8
                                                                   -----  -----
       Total operating expenses...................................  77.2   90.0
                                                                   -----  -----
       Operating income...........................................  17.1    4.7
   Other income, net..............................................   3.6    1.9
                                                                   -----  -----
       Income before income taxes.................................  20.7    6.6
   Income tax expense.............................................   7.9    2.6
                                                                   -----  -----
       Net income.................................................  12.8%   4.0%
                                                                   =====  =====

REVENUES

  Software. License revenues increased to $35,658,000 for the year ended December 31, 1996, from $7,636,000 and $50,000 for the years ended December 31, 1995 and 1994, respectively. License revenues increased during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Sales Enterprise. This increase in the number of licenses was primarily due to the increased market and customer awareness of the Siebel Sales Enterprise product family, and, to a lesser degree, an expansion of the Company's direct sales organization.

  Maintenance and Other. Maintenance and other revenues increased to $3,494,000 for the year ended December 31, 1996 from $402,000 and $0 for the years ended December 31, 1995 and 1994, respectively. These increases were due to the more widespread licensing of products to customers pursuant to agreements with a maintenance component. Earlier licenses typically involved pilot installations which did not include maintenance.

COST OF REVENUES

  Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through December 31, 1996 have averaged less than 1% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs.

  Maintenance and Other. Cost of maintenance and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance and other revenues aggregated $2,113,000 for the year ended December 31, 1996 and $385,000 and $0 for the years ended December 31, 1995 and 1994, respectively. These increases reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization in anticipation of entering into an increasing number of licenses with a maintenance component. The Company expects that maintenance and other costs will continue to increase in absolute dollar amounts as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $5,894,000 for the year ended December 31, 1996 from $2,816,000 and $868,000 for the years ended December 31, 1995 and 1994, respectively. These expenses generally decreased, as a percentage of total revenues, to approximately 15% for fiscal 1996 from approximately 35% for fiscal 1995. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but to remain at approximately the same or somewhat lower percentage of total revenues as fiscal 1996.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $19,577,000 for the year ended December 31, 1996 from $3,232,000 and $718,000 for the years ended December 31, 1995 and 1994, respectively. These expenses increased, as a percentage of total revenues, to approximately 50% in fiscal 1996 from approximately 40% for fiscal 1995. The increases in the dollar amount of expenditures on sales and marketing and the increase in these expenses as a percentage of total revenues reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices and increases promotional activities. These expenses are expected to remain at approximately the same or somewhat higher percentage of total revenues as fiscal 1996.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. These expenses increased to $4,748,000 for the year ended December 31, 1996 from $1,192,000 and $243,000 for the years ended December 31, 1995 and 1994, respectively. These expenses decreased as a percentage of total revenues to approximately 12% in fiscal 1996 from approximately 15% in fiscal 1995. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at approximately the same or somewhat lower percentage as fiscal 1996.

OTHER INCOME, NET

  Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances during 1996.

PROVISION FOR INCOME TAXES

  Income taxes have been provided at an effective rate of approximately 38%, which is comprised primarily of federal and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and short-term investments increased to $72,387,000 as of December 31, 1996 from $11,391,000 as of December 31, 1995, representing approximately 73% of total assets. This increase was primarily attributable to net income, proceeds from the Company's initial public offering of common stock which closed on July 3, 1996 (the "Initial Offering") and the Company's additional public offering of common stock which closed on September 25, 1996 and October 8, 1996 (with respect to an underwriter's over-allotment option) (the "Follow-On Offering") (together, the "Offerings"), and increases in accrued expenses and other current liabilities, offset by increases in accounts receivable, prepaids and other, and purchases of property and equipment. The Company received approximately $33.1 million in proceeds (prior to expenses) in connection with the Initial Offering and approximately $30.6 million in proceeds (prior to expenses) in connection with the Follow-On Offering.

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

  In August 1996, the Company moved its principal administrative, sales, marketing, support and research and development operations to a 66,000 square foot site in San Mateo, California. The Company currently has no material commitments for capital expenditures other than normal purchases of property and equipment, primarily computer workstations used for product development, demonstration and customer support purposes.

  The Company believes that the net proceeds from the Offerings, together with the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

RISK FACTORS

  Limited Operating History; History of Operating Losses. The Company commenced operations in July 1993 and shipped version 1.0 of its product, Siebel Sales Enterprise, in April 1995. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development. The new and evolving markets in which the Company operates make these risks and uncertainties particularly pronounced. To address these risks, the Company must, among other things, successfully implement its sales and marketing strategy, respond to competitive developments, attract, retain, and motivate qualified personnel, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. The Company expects to continue to devote substantial resources to its product development and sales and customer support and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. The Company's limited operating history makes it difficult to predict accurately future operating results. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates and the ability of the Company to develop and market net products and control costs. In addition, the decision to implement a sales and marketing information system is discretionary, involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. The Company's sales generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the revenue and quarterly results of the Company. The timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to eighteen months from initial contact to the execution of a license agreement. The Company's operating expenses are based on anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. To date, the Company has not experienced significant seasonality of operating results. The Company expects that future revenues for any period may be affected by the fiscal or quarterly budget cycles of its customers. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysis or investors, which would likely have an adverse effect on the price of the Company's Common Stock. In addition, fluctuations in operating results may also result in volatility in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Marketing" and "--Sales."

  Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist it in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In fiscal 1996, approximately 46% of the revenues of the Company were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has relationships with Itochu, among others. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's customers and potential customers frequently rely on Andersen Consulting, as well as other third-party system integrators to develop, deploy and/or manage Siebel Enterprise Applications. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason such integrators do not have or devote the resources necessary to facilitate implementation of the Company's products or if such integrators adopt a product or technology other than Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business--Global Strategic Alignment."

  Dependence on the Internet. The Siebel Enterprise Applications facilitate online communications over public and private networks. The success of the Company's products may depend, in part, on the Company's ability to introduce products which are compatible with the Internet and on the broad acceptance of the Internet and the World Wide Web as a viable commercial marketplace. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace or whether the demand for Internet related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of the Company's products and services and the introduction of new products and services, and there can be no assurance that the Company would be able to effectively migrate its products to the Internet or to successfully compete in the market for Internet-related products and services.

  The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone with the necessary speed, data capability, and security, or timely development of complementary products, such as high speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, data corruption, cost, ease of use, accessibility and quality of service) remain unresolved and may negatively affect the attractiveness of commerce and communication on the Internet. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure and complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business--Products" and "--Technology."

  Risk Associated with Emerging Client/Server and Sales Information
Markets. The client/server application software market is a relatively new market and is intensely competitive, highly fragmented and subject to rapid change. The Company markets its products only to customers who have migrated or are in the process of migrating their enterprise computing systems to client/server computing environments. The Company does not market its products to customers exclusively using legacy computer systems. The Company's future financial performance will depend in large part on continued growth in the number of organizations successfully adopting client/server computing environments. There can be no assurance that the client/server market will maintain its current level of growth or continue to grow at all. If the client/server market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected. Similarly, the market for sales and marketing information software is intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend primarily on growth in the number of sales information applications developed for use in client/server environments. There can be no assurance that the market for sales and marketing information software will continue to grow. If the sales information software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected. See "Business--Products," "--Technology" and "--Competition."

  Limited Deployment. The Company first shipped Siebel Sales Enterprise version 1.0 in April 1995. The Company first shipped Siebel Service Enterprise version 2.2 in December 1996. As of December 31, 1996, many of the Company's customers were in the pilot phase of implementing the Company's software. There can be no assurance that such enterprise-wide deployments will be successful. The Company's customer licenses frequently contemplate the deployment of its products commercially to large numbers of sales and marketing personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. The Company's products are expected to be deployed on a variety of computer-hardware platforms and to be used in connection with a number of third-party software applications and programming tools. Such deployment presents very significant technical challenges, particularly as large numbers of sales personnel attempt to use the Company's products concurrently. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition to revenues from new customers, the Company expects that a significant percentage of any future revenues will be derived from sales to existing customers. However, such customers are not contractually committed in all cases to purchase additional licenses. If existing customers have difficulty further deploying Siebel Enterprise Applications or for any other reason are not satisfied with Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business--Products."

  Reliance on Single Product Family. Approximately 92% of the Company's revenues to date have been attributable to sales of Siebel Sales Enterprise. The remaining revenues were primarily attributable to maintenance and training services related to such product family. The Company currently expects Siebel Sales Enterprise and related maintenance and training services to continue to account for a substantial majority of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful deployment of current versions of Siebel Sales Enterprise and the development, introduction and customer acceptance of new and enhanced versions of Siebel Sales Enterprise and other products. There can be no assurance that the Company will be successful in marketing Siebel Sales Enterprise product or other products. In the event that the Company continues to derive a substantial percentage of its revenues from perpetual license fees for Siebel Sales Enterprise and is successful in licensing such product to a very large portion of the customers in the markets targeted by the Company, the Company's business, financial condition and results of operations could be materially and adversely affected unless the Company is able to establish additional sources of revenue. See "Business--Products" and "--Marketing."

  Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the period between initial contact and the implementation of the Company's products is often lengthy (ranging to date from between two and twenty-four months) and is subject to a number of significant delays over which the Company has little or no control. The Company's implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays in its customers' implementation of client/server computing environments. Delay in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Sales" and "--Marketing."

  Risks Associated with Expanding Distribution. To date, the Company has sold its products primarily through its direct sales force and has supported its customers with its technical and customer support staff. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales, technical and customer support personnel and establishing and maintaining relationships with its strategic partners. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and its technical and customer support staff and to develop distribution relationships with strategic partners, the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to expand successfully its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. The Company believes the complexity of its products and the large-scale deployment anticipated by its customers will require a number of highly trained customer support personnel. There can be no assurance that the Company will successfully expand its technical and customer support staff to meet customer demands. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect the Company's business, operating results and financial condition. See "--Management of Growth; Dependence upon Key Personnel," "Business--Market Strategy," "-- Sales," "--Marketing," and "--Customer Support and Training."

  Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. For 1996, sales to the Company's 10 largest customers accounted for 55% of total revenues. For 1996, Cisco Systems, Inc. accounted for 13% of total revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, or the failure of the Company to market successfully its products to new customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Customers and Markets."

  Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which the Company competes is characterized by rapid technologic change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company must support Siebel Sales Enterprise and the Company's other products on a variety of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Siebel Enterprise Applications and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The Company currently ships production versions of its software running on MS Windows 3.1, MS Windows 95 and Windows NT clients, as well as on NT application servers, and NT, Sun and HP UNIX database server platforms. The Company plans, in the future, to support subsequent versions of Microsoft's Windows client operating system, as well as UNIX application servers and Digital Alpha and additional UNIX database server platforms. There can be no assurance that the Company will be successful in releasing Siebel Enterprise Applications for use on such platforms or in developing and marketing enhancements, including Siebel Virtual Computing, that respond to technological developments, evolving industry standards or changing customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If release dates of any future Siebel Enterprise Applications enhancements or new products are delayed or if these products or enhancements fail to achieve market acceptance when released, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors or major hardware, systems or software vendors may cause customers to defer or forgo purchases of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Technology."

  Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales and marketing information systems, and the Company faces competition primarily from customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of the Company's customers and potential customers have in the past attempted to develop sales and marketing information systems in-house either alone or with the help of systems integrators. The Company is able to compete successfully against these customers' and potential customers' internal development efforts only to the extent such development efforts fail.

  The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process, particularly Andersen Consulting. Although the Company seeks to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially and adversely effected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

  A large number of personal, departmental and other products exist in the sales automation market. Some of the Company's current and potential competitors and their products include Symantec (ACT!), Borealis Corporation (Arsenal), Brock International (Brock Activity Manager), Early Cloud & Co. (CallFlow), Clarify, Inc. (Clear Sales), IMA (EDGE), Marketrieve Company (Marketrieve PLUS), Oracle Corporation (Oracle Sales Manager), SaleSoft (PROCEED), Pivotal Software, Inc. (Relationship), SalesBook Systems (SalesBook), SalesKit Software Corporation (SalesKit), Scopus Technology, Inc. (SalesTeam), Aurum (SalesTrak), Sales Technologies (SNAP for Windows), Saratoga Systems (SPS for Windows), and The Vantive Corporation (Vantive Sales). Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

  It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Business-- Competition."

  Reliance on Third-Party Vendors. The Company incorporates into its products certain software licensed to it by third-party software developers. Although the Company believes there are other sources for these products, any significant interruption in the supply of such products could have a material adverse impact on the Company's sales unless and until the Company can replace the functionality provided by these products. Because the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third-party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's sales. See "Business--Products."

  Risk of Product Defects. Software products as internally complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has been forced to delay commercial release of products until the correction of software problems and, in some cases, has provided product enhancements to correct errors in released products. The Company could, in the future, lose revenues as a result of software errors or defects. The Company's products are intended for use in sales applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

  Management of Growth; Dependence upon Key Personnel. In the event that the significant growth of the Company's revenues continues, such growth may place a significant strain upon the Company's management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, none of whom has entered into an employment agreement with the Company. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. See "--Risks Associated with Expanding Distribution," "Business--Sales," "--Marketing" and "--Executive Officers."

  Proprietary Rights; Risks of Infringement. The Company relies primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. The Company currently has eleven patent applications pending in the

United States. There can be no assurance that any patents issued to the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patents issued to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that the Company's competitors will not independently develop similar technology. The Company has entered into agreements with substantially all of its customers which require the Company to place Siebel Enterprise Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

  The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Siebel Sales Enterprise and the Company's other products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which would materially adversely affect the Company's business, operating results and financial condition. See "Business--Intellectual Property and Other Proprietary Rights."

  International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 11% of the Company's total revenues in fiscal 1996. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Sales Enterprise or the Company's other products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has significantly expanded its international operations over the past twelve months and seeks to continue such expansion in the future. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, as the Company expands its international operations there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Markets," "--Sales" and "-- Marketing."

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  Control by Existing Stockholders. The Company's current officers, directors and affiliated entities together beneficially owned approximately 54.5% of the outstanding shares of Common Stock as of December 31, 1996. In particular, Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, owned approximately 38.2% of the outstanding shares of Common Stock as of December 31, 1996. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

  Possible Volatility of Stock Price. The Company's stock price has fluctuated substantially since its initial public offering in June 1996. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.

  Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Pursuant to the Company's Certificate of Incorporation, the Company has instituted a classified Board of Directors. This and certain other provisions of the Company's Certificate of Incorporation and certain provisions of the Company's Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

  The Company's consolidated financial statements, together with related notes and the report of KPMG Peat Marwick LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

  Not Applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 14, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)  Executive Officers

       Please refer to the Section entitled "Executive Officers" in Part I,
       Item 1 hereof.

  (b)  Directors

       The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

  The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

  The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
---------------------------------------------------------------

  (a)  The following documents are filed as part of this Report:

       1.  Financial Statements

                                                                            PAGE
                                                                            ----
      Independent Auditors' Report.........................................  36
      Consolidated Financial Statements:
        Balance Sheets.....................................................  37
        Statements of Operations...........................................  38
        Statements of Stockholders' Equity.................................  39
        Statements of Cash Flows...........................................  40
      Notes to Consolidated Financial Statements...........................  41

       2.  Financial Statement Schedule

      Schedule II--Valuation and Qualifying Accounts.......................  51

       3.  Exhibits

         EXHIBIT
         NUMBER    DESCRIPTION OF DOCUMENT
         -------   -----------------------

           (3)3.3 Restated Certificate of Incorporation of the Registrant, as amended.

           (1)3.4  Bylaws of the Registrant.

        (1)(3)4.1  Reference is made to Exhibits 3.3 and 3.4.

           (1)4.2  Specimen Stock Certificate.

           (1)4.3 Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended
                   April 30, 1996 and June 14, 1996.

          (3)10.1  Registrant's 1996 Equity Incentive Plan, as amended.

          (3)10.2  Registrant's Employee Stock Purchase Plan, as amended.

          (1)10.3 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.

          (4)10.4  Registrant's Deferred Compensation Plan, dated January 10,
                   1997.

       (1)(2)10.6  Master Alliance Agreement, dated March 17, 1995, between the
                   Registrant and Andersen Consulting LLP.

          (1)10.9 Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.

          (1)10.10 Lease Agreement, dated June 4, 1996, by and between the
                   Registrant and Crossroad Associates and Clocktower
                   Associates.

          (4)11.1  Statement Regarding Computation of Net Income Per Share.

          (4)23.1  Consent of KPMG Peat Marwick LLP, Independent Auditors.

          (4)27.1  Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

(2) Confidential treatment has been granted with respect to portions of this exhibit.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-07983), as amended.

(4) Filed herewith.

  (b)  Reports on Form 8-K

  None.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick llp

San Jose, California
January 17, 1997

                              SIEBEL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $22,671      $11,391
  Short-term investments.............................    49,716          --
  Accounts receivable, net...........................    12,855        3,066
  Deferred income taxes..............................     1,067          314
  Prepaids and other.................................     4,258          440
                                                        -------      -------
    Total current assets.............................    90,567       15,211
  Property and equipment, net........................     8,310          863
  Other assets.......................................       624           17
                                                        -------      -------
    Total assets.....................................   $99,501      $16,091
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable...................................   $ 3,107      $   493
  Accrued expenses...................................     6,768        1,075
  Income taxes payable...............................     2,018          395
  Deferred revenue...................................     6,212        4,166
                                                        -------      -------
    Total current liabilities........................    18,105        6,129
  Deferred income taxes..............................       205           28
                                                        -------      -------
    Total liabilities................................    18,310        6,157
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock; $.001 par value; 2,000
   and 20,000 shares
   authorized; 9,811 shares issued and outstanding in
   1995..............................................       --            10
  Common stock; $.001 par value; 100,000 and 40,000
   shares authorized;
   33,604 and 16,498 shares issued and outstanding,
   respectively......................................        34           16
  Additional paid-in capital.........................    77,359        9,986
  Notes receivable from stockholders.................      (508)         (13)
  Deferred stock compensation........................    (1,035)        (381)
  Retained earnings..................................     5,341          316
                                                        -------      -------
    Total stockholders' equity.......................    81,191        9,934
                                                        -------      -------
    Total liabilities and stockholders' equity.......   $99,501      $16,091
                                                        =======      =======

          See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1996    1995   1994
                                                         ------- ------ -------
Revenues:
  Software.............................................. $35,658 $7,636 $    50
  Maintenance and other.................................   3,494    402     --
                                                         ------- ------ -------
    Total revenues......................................  39,152  8,038      50
Cost of revenues:
  Software..............................................     106     41     --
  Maintenance and other.................................   2,113    385     --
                                                         ------- ------ -------
    Total cost of revenues..............................   2,219    426     --
                                                         ------- ------ -------
    Gross margin........................................  36,933  7,612      50
Operating expenses:
  Product development...................................   5,894  2,816     868
  Sales and marketing...................................  19,577  3,232     718
  General and administrative............................   4,748  1,192     243
                                                         ------- ------ -------
    Total operating expenses............................  30,219  7,240   1,829
                                                         ------- ------ -------
    Operating income (loss).............................   6,714    372  (1,779)
Other income, net.......................................   1,391    156      13
                                                         ------- ------ -------
    Income (loss) before income taxes...................   8,105    528  (1,766)
Income tax expense......................................   3,080    211     --
                                                         ------- ------ -------
    Net income (loss)................................... $ 5,025 $  317 $(1,766)
                                                         ======= ====== =======
Net income per share.................................... $  0.14 $ 0.01
                                                         ======= ======
Shares used in net income per share computation.........  36,667 32,679
                                                         ======= ======

          See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                             CONVERTIBLE
                              PREFERRED                                   NOTES                    RETAINED
                                STOCK        COMMON STOCK   ADDITIONAL  RECEIVABLE    DEFERRED     EARNINGS       TOTAL
                  PARTNERS' ---------------  --------------  PAID-IN       FROM        STOCK     (ACCUMULATED STOCKHOLDERS'
                   CAPITAL  SHARES   AMOUNT  SHARES  AMOUNT  CAPITAL   STOCKHOLDERS COMPENSATION   DEFICIT)      EQUITY
                  --------- -------  ------  ------  ------ ---------- ------------ ------------ ------------ -------------
Balances, Decem-
 ber 31, 1993...   $  696       --   $ --       100   $ 1    $    49      $ --        $   --        $  --        $   746
Partners' capi-
 tal
 contributions..    2,222       --     --       --    --         --         (13)          --           --          2,209
Net loss........   (1,765)      --     --       --    --         --         --            --           (1)        (1,766)
                   ------   -------  -----   ------   ---    -------      -----       -------       ------       -------
Balances, Decem-
 ber 31, 1994...    1,153       --     --       100     1         49        (13)          --           (1)         1,189
Conversion of
 partners'
 capital........   (1,153)    4,689      5   16,161    14      1,134        --            --           --            --
Compensation re-
 lated to stock
 options........      --        --     --       --    --         381        --           (381)         --            --
Issuance of com-
 mon stock......      --        --     --       657     1         82        --            --           --             83
Repurchase of
 common stock...      --        --     --      (420)  --         (9)        --            --           --            (9)
Issuance of Se-
 ries B
 preferred
 stock..........      --      3,933      4      --    --       4,890        --            --           --          4,894
Issuance of Se-
 ries C
 preferred
 stock..........      --      1,189      1      --    --       3,459        --            --           --          3,460
Net income......      --        --     --       --    --         --         --            --           317           317
                   ------   -------  -----   ------   ---    -------      -----       -------       ------       -------
Balances, Decem-
 ber 31, 1995...      --      9,811     10   16,498    16      9,986        (13)         (381)         316         9,934
Issuance of com-
 mon stock, net
 of issuance
 costs of
 $1,216.........      --        --     --     6,842     8     63,731       (507)          --           --         63,232
Repurchase and
 retirement of
 common stock...      --        --     --       (44)  --         (1)        --            --           --            (1)
Shares issued
 under
 Employee Stock
 Purchase Plan..      --        --     --       100   --         722        --            --           --            722
Repayment of
 note
 receivable.....      --        --     --       --    --         --          12           --           --             12
Issuance of Se-
 ries B
 preferred
 stock..........      --         67    --       --    --         195        --            --           --            195
Exercise of war-
 rant for
 Series C pre-
 ferred stock...      --        150    --       --    --         437        --            --           --            437
Issuance of Se-
 ries D
 preferred
 stock..........      --        180    --       --    --         900        --            --           --            900
Conversion of
 preferred stock
 into common
 stock..........      --    (10,208)   (10)  10,208    10        --         --            --           --            --
Compensation re-
 lated to stock
 options........      --        --     --       --    --         893        --           (893)         --            --
Amortization of
 deferred stock
 compensation...      --        --     --       --    --         --         --            239          --            239
Tax benefits re-
 lated to stock
 options........      --        --     --       --    --         496        --            --           --            496
Net income......      --        --     --       --    --         --         --            --         5,025         5,025
                   ------   -------  -----   ------   ---    -------      -----       -------       ------       -------
Balances, Decem-
 ber 31, 1996...   $  --        --   $ --    33,604   $34    $77,359      $(508)      $(1,035)      $5,341       $81,191
                   ======   =======  =====   ======   ===    =======      =====       =======       ======       =======

          See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................. $ 5,025  $   317  $(1,766)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Compensation related to stock options...........     239      --       --
    Depreciation and amortization...................   1,197      142       75
    Deferred income taxes...........................    (576)    (286)     --
    Tax benefits related to stock options...........     496      --       --
    Loss on disposal of property and equipment......     155      --       --
    Provision for doubtful accounts.................     269      --       --
    Software licenses exchanged for equipment and
     prepaid assets.................................  (3,408)     --       --
    Changes in operating assets and liabilities:
      Accounts receivable........................... (10,058)  (3,066)     --
      Prepaids and other............................  (1,868)    (411)     (23)
      Accounts payable..............................   2,614      479       10
      Accrued expenses..............................   5,693    1,075      --
      Income taxes payable..........................   1,623      395      --
      Deferred revenue..............................   2,046    4,166      --
                                                     -------  -------  -------
        Net cash provided by (used in) operating ac-
         tivities...................................   3,447    2,811   (1,704)
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment...............  (7,341)    (872)    (176)
  Purchases of short-term investments............... (49,716)     --       --
  Other assets......................................    (607)       7      (15)
                                                     -------  -------  -------
        Net cash used in investing activities....... (57,664)    (865)    (191)
                                                     -------  -------  -------
Cash flows from financing activities:
  Partners' capital contributions...................     --       --     2,209
  Proceeds from issuance of common stock............  63,954       83      --
  Repurchases of common stock.......................      (1)      (9)     --
  Proceeds from issuance of preferred stock.........   1,532    8,354      --
  Repayment of stockholder notes....................      12      --       --
                                                     -------  -------  -------
        Net cash provided by financing activities...  65,497    8,428    2,209
                                                     -------  -------  -------
Change in cash and cash equivalents.................  11,280   10,374      314
Cash and cash equivalents, beginning of year........  11,391    1,017      703
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............. $22,671  $11,391  $ 1,017
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid for income taxes........................ $ 1,488  $   100  $   --
                                                     =======  =======  =======
 Noncash investing and financing activities:
  Conversion of partnership units into common stock
   and Series A preferred stock..................... $   --   $ 1,153  $   --
                                                     =======  =======  =======
  Conversion of preferred stock into common stock... $    10  $   --   $   --
                                                     =======  =======  =======
  Exercise of common stock options in exchange for
   stockholder notes receivable..................... $   507  $   --   $    13
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

(1)SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  Siebel Systems, Inc. (the "Company") is a provider of enterprise-class sales and marketing information software systems. The Company designs, develops, markets, and supports Siebel Enterprise Applications, an Internet-enabled, object oriented client/server application software product family designed to meet the sales and marketing information system requirements of large multi-national organizations.

  The Company was incorporated in the state of California on September 13, 1993 and elected to be treated as an S corporation effective on that date. Its principal activity prior to January 1995 was serving as the general partner of Siebel Systems, L.P. (the Partnership), a limited partnership. Accordingly, the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994 reflect the operating results of the Company and the Partnership. The Company terminated its S corporation election on January 1, 1995. On January 3, 1995, under provisions of the Partnership agreement, all partners elected to dissolve the Partnership and convert their partnership units into common stock and preferred stock of the Company.

  In June of 1996, in connection with its initial public offering, the Company reincorporated under the laws of the state of Delaware.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

  The Company recognizes revenue in accordance with Statement of Position No. 91-1, Software Revenue Recognition. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been shipped to the customer, no significant vendor obligations remain, the license fee is fixed and payable within twelve months and collection is deemed probable. Maintenance and other revenues consist primarily of maintenance and are recognized ratably over the term of the maintenance contract, typically 12 to 36 months.

USE OF ESTIMATES

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with original maturities in excess of 90 days.

  The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1996, gross unrealized gains and losses have not been material.

                             SIEBEL SYSTEMS, INC.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years.

CAPITALIZED SOFTWARE

  Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

INCOME TAXES

  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

NET INCOME PER SHARE

  Net income per share is computed using net income and is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the conversion ratio in effect at the initial public offering date, and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price.

STOCK SPLIT

  All share and per share amounts for all periods presented have been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective December 19, 1996.

EMPLOYEE STOCK OPTION AND PURCHASE PLANS

  The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company must disclose pro forma net income and pro forma earnings per share for employee stock option grants and employee stock purchases made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

                             SIEBEL SYSTEMS, INC.

CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

IMPAIRMENT OF LONG-LIVED ASSETS

  The Financial Accounting Standards Board recently adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company adopted SFAS No. 121 on January 1, 1996. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

(2)FINANCIAL STATEMENT DETAILS

SHORT-TERM INVESTMENTS

  Short-term investments, $18,393,000 of which mature in less than one year, and $31,323,000 of which mature in one to five years, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               ------- --------
  Certificates of deposit..................................... $ 1,325 $    --
  Municipal securities........................................  48,391      --
                                                               ------- --------
                                                               $49,716 $    --
                                                               ======= ========
ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------- ------
  Trade accounts receivable..................................... $13,124 $3,066
  Less allowance for doubtful accounts..........................     269    --
                                                                 ------- ------
                                                                 $12,855 $3,066
                                                                 ======= ======

                             SIEBEL SYSTEMS, INC.

PROPERTY AND EQUIPMENT, NET

  Property and equipment, net consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
     Computer equipment.......................................... $5,506 $  662
     Furniture and fixtures......................................  1,380     46
     Computer software...........................................  2,202    374
     Leasehold improvements......................................    575      4
                                                                  ------ ------
                                                                   9,663  1,086
     Less accumulated depreciation...............................  1,353    223
                                                                  ------ ------
                                                                  $8,310 $  863
                                                                  ====== ======

ACCRUED EXPENSES

  Accrued expenses consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
     Bonuses...................................................... $1,672 $  133
     Commissions..................................................  1,846    152
     Vacation.....................................................    388     79
     Sales tax....................................................    513    486
     Other........................................................  2,349    225
                                                                   ------ ------
                                                                   $6,768 $1,075
                                                                   ====== ======

OTHER INCOME, NET

  Other income, net consisted of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    ---------  -------  -------
     Interest income...............................    $1,554     $163     $15
     Interest expense..............................        (8)      (7)     (2)
     Loss on disposal of property and equipment....      (155)     --      --
                                                    ---------  -------  ------
                                                       $1,391     $156     $13
                                                    =========  =======  ======

(3) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

  As of December 31, 1996, the Company leased facilities under noncancelable operating leases expiring between 1996 and 2006. Future minimum lease payments are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,
     ------------
     1997........................................................... $ 1,554,400
     1998...........................................................   1,554,400
     1999...........................................................   1,554,400
     2000...........................................................   1,554,400
     2001...........................................................   1,554,400
     Thereafter.....................................................   7,124,200
                                                                     -----------
                                                                     $14,896,200
                                                                     ===========

                             SIEBEL SYSTEMS, INC.

  Rent expense for the years ended December 31, 1996, 1995 and 1994, was $1,245,000, $191,000, and $86,000, respectively.

EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $9,500 in 1996. Employee contributions and earnings thereon vest immediately. Although, the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

LEGAL ACTIONS

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

(4)  STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION AND PURCHASE PLANS

  In May 1996, the Board of Directors approved the 1996 Equity Incentive Plan (the Plan) which amended and restated the Company's 1994 Stock Option Plan and 1996 Supplemental Stock Option Plan which provided for the issuance of up to an aggregate of 12,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  In October 1996, the Board of Directors approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 8,000,000 shares from 12,000,000 to 20,000,000 shares.

  Under the Plan, the exercise price for incentive options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock.

  Under the Plan, options generally expire in 10 years; however, incentive stock options may expire in 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over 5 years.

                             SIEBEL SYSTEMS, INC.

Plan activity is summarized as follows:

                                      OPTIONS
                                     AVAILABLE    NUMBER OF    EXERCISE PRICE
                                     FOR GRANT      SHARES       PER SHARE
                                     ----------   ----------  ----------------
 Authorized.........................  6,000,000          --    $      -
 Options granted....................   (184,000)     184,000    .03   -     .05
                                     ----------   ----------
Balances, December 31, 1994.........  5,816,000      184,000    .03    -    .05
 Options granted.................... (2,881,570)   2,881,570    .05    -    .25
 Options exercised..................        --      (656,570)   .05    -    .25
 Options canceled...................    491,000     (491,000)   .05    -    .25
                                     ----------   ----------
Balances, December 31, 1995.........  3,425,430    1,918,000    .03    -    .25
 Additional shares authorized....... 14,000,000          --            -
 Options granted.................... (9,701,000)   9,701,000    .88    -  26.25
 Options exercised..................        --    (1,127,600)   .05    -   1.45
 Options canceled...................    650,500     (650,500)   .05    -  11.63
                                     ----------   ----------
Balances, December 31, 1996.........  8,374,930    9,840,900   $.05    -  26.25
                                     ==========   ==========

  The Plan also allows for the exercise of certain unvested options. Common shares issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 1996, 1,206,900 common shares had been issued to employees upon the exercise of unvested options, which are subject to repurchase.

  During the period from October 1995 through April 1996, the Company granted options to purchase an aggregate of 8,152,500 shares of common stock at exercise prices ranging from $.25 to $3.25 per share. Based in part on an independent appraisal obtained by the Company's Board of Directors, and other factors, the Company recorded $381,000 of deferred compensation expense in 1995 and an additional $893,000 of deferred compensation expense in 1996 relating to these options. These amounts are being amortized over the vesting period of the individual options, generally five years.

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 700,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 1,700,000 shares. The Purchase plan permits eligible employees to purchase common stock, through payroll deductions of up to 10% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 1996, 99,817 shares had been purchased under the Purchase Plan.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation costs related to its stock option plans for the years ended December 31, 1996, 1995 and 1994, except for the options granted during the period from October 1995 through April 1996, because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

                             SIEBEL SYSTEMS, INC.

  Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income and net income per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net income and net income per share for the year ended December 31, 1996 and 1995 would have been decreased as indicated below (in thousands, except per share data):

                                              DECEMBER 31,
                                              ------------
                                               1996  1995
                                              ------ -----
     Net Income                 As Reported   $5,025 $ 317
       Pro Forma                              $2,847 $ 297
     Net Income Per Share       As Reported   $ 0.14 $0.01
       Pro Forma                              $ 0.08 $0.01

  The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; risk-free interest rate of 6%; expected life of 3.5 years; 68.5% expected volatility; and no dividends.

  The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for 1996: risk-free interest rate of 5.5%; expected life of 0.5 years: 68.5% expected volatility; and no dividends.

  A summary of the status of the Company's fixed option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                 DECEMBER 31, 1996           DECEMBER 31, 1995
                            ---------------------------- ---------------------------
                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE
                              SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE
                            ----------  ---------------- ---------  ----------------
   Fixed Options
     Outstanding at
      beginning of year....  1,918,000       $0.19         184,000       $0.05
     Granted...............  9,701,000       $6.85       2,881,570       $0.17
     Exercised............. (1,127,600)      $0.60        (656,570)      $0.12
     Canceled..............   (650,500)      $3.64        (491,000)      $0.14
                            ----------                   ---------
     Outstanding at end of   9,840,900                   1,918,000
      period............... ==========       $6.46       =========       $0.19
     Options vested at
      period-end...........    955,220       $0.68          41,900       $0.19
     Weighted-average fair
      value of options
      granted during the
      period at exercise
      price equal to market
      price at grant date..                  $3.72                       $0.09

                             SIEBEL SYSTEMS, INC.

  The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 --------------------------------------------------- ----------------------------------
                      NUMBER       WEIGHTED AVERAGE                       NUMBER
                  OUTSTANDING AT      REMAINING     WEIGHTED AVERAGE  EXERCISABLE AT   WEIGHTED AVERAGE
EXERCISE PRICES  DECEMBER 31, 1996 CONTRACTUAL LIFE  EXERCISE PRICE  DECEMBER 31, 1996  EXERCISE PRICE
---------------  ----------------- ---------------- ---------------- ----------------- ----------------
$ 0.05- 0.88         2,508,900           8.7             $ 0.57          2,502,900          $0.57
$ 1.45- 1.45         1,469,500           9.2             $ 1.45            340,000          $1.45
$ 2.75- 2.75         2,300,000           9.3             $ 2.75                 --             --
$ 3.25- 3.25           542,000           9.3             $ 3.25                 --             --
$ 5.75- 5.75           352,000           9.4             $ 5.75                 --             --
$ 6.25- 6.25           883,000           9.5             $ 6.25                 --             --
$ 8.50- 8.50            23,000           9.5             $ 8.50                 --             --
$11.63-11.63            73,000           9.5             $11.63                 --             --
$22.88-22.88           302,000           9.5             $22.88                 --             --
$26.25-26.25         1,387,500           9.6             $26.25                 --             --
------------         ---------           ---             ------          ---------          -----
$ 0.05-26.25         9,840,900           9.2             $ 6.46          2,842,900          $0.68
                     =========                                           =========

  Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

(5)INCOME TAXES

  The components of income tax expense for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                                  1996   1995
                                                                 ------  -----
      Current:
        Federal................................................. $2,316  $ 289
        State...................................................    544    108
        Foreign.................................................    300    100
                                                                 ------  -----
          Total current.........................................  3,160    497
      Deferred:
        Federal.................................................   (480)  (228)
        State...................................................    (96)   (58)
                                                                 ------  -----
          Total deferred........................................   (576)  (286)
          Charge in lieu of taxes attributable to employer's
           stock
           option plans.........................................    496     --
                                                                 ------  -----
          Total income taxes.................................... $3,080  $ 211
                                                                 ======  =====

                             SIEBEL SYSTEMS, INC.

  The difference between the "expected" income tax expense computed at the federal statutory rate of 34% and the Company's actual income tax expense for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                                    1996   1995
                                                                   ------  ----
      Expected income tax expense................................. $2,756  $180
      State income taxes, net of federal tax benefit..............    381    33
      Research and experimentation credit.........................   (136)  --
      Tax exempt interest.........................................   (204)  --
      Other, net..................................................    283    (2)
                                                                   ------  ----
         Total income taxes....................................... $3,080  $211
                                                                   ======  ====

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                    1996   1995
                                                                   ------  ----
      Deferred tax assets:
       Deferred state taxes......................................   $ 145  $ 17
       Accruals and reserves, not currently taken for tax purpos-
        es.......................................................     922   297
                                                                   ------  ----
        Deferred assets..........................................   1,067   314
      Deferred tax liability--depreciation.......................    (205)  (28)
                                                                   ------  ----
        Net deferred assets......................................   $ 862  $286
                                                                   ======  ====

  Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(6) RELATED PARTIES, SIGNIFICANT CUSTOMERS, AND GEOGRAPHIC INFORMATION

  In 1996, the Company had revenues from each of two related parties who are stockholders of the Company for $3 million and $346,000, respectively, (8% and 1% of total revenues, respectively). Accounts receivable from these parties as of December 31, 1996 were $2 million and $38,000, respectively. The Company also had revenue in 1996 of $5 million or approximately 13% of total revenues from one customer.

  The Company's export sales for the years ended December 31, 1996 and 1995 were $4.3 million and $1.0 million, respectively, (11% and 12% of total revenues, respectively), principally in Europe and Asia.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table presents selected quarterly information for fiscal 1996 and 1995:

                                                FIRST   SECOND   THIRD  FOURTH
                                               QUARTER  QUARTER QUARTER QUARTER
                                               -------  ------- ------- -------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
     1996:
     Net revenues............................. $4,709   $7,546  $11,171 $15,726
     Gross profit.............................  4,340    7,113   10,626  14,854
     Net income...............................    198      701    1,593   2,533
     Net income per share.....................   0.01     0.02     0.04    0.06
     1995:
     Net revenues............................. $   30   $1,284  $ 2,564 $ 4,160
     Gross profit.............................     21    1,233    2,439   3,919
     Net income (loss)........................   (720)      42      287     708
     Net income (loss) per share..............  (0.02)    0.00     0.01    0.02

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT CHARGED TO            BALANCE AT
                                     BEGINNING  COSTS AND               END OF
                                      OF YEAR    EXPENSES  DEDUCTIONS    YEAR
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Allowance For Doubtful Accounts
  Year ended December 31, 1996......   $ --       $ 269      $ --       $ 269
  Year ended December 31, 1995......   $ --       $ --       $ --       $ --
  Year ended December 31, 1994......   $ --       $ --       $ --       $ --

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIEBEL SYSTEMS, INC.

                                          Date: March 7, 1997

                                                  /s/ Howard H. Graham
                                          By: _________________________________
                                                    HOWARD H. GRAHAM
                                            SENIOR VICE PRESIDENT FINANCE AND
                                           ADMINISTRATION AND CHIEF FINANCIAL
                                                         OFFICER

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Thomas M. Siebel and Howard H. Graham, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                   DATE
              ---------                        -----                   ----

  /s/ Thomas M. Siebel                 Chairman, Chief            March 7, 1997
-------------------------------------   Executive Officer and
      THOMAS M. SIEBEL                  Director (Principal
                                        Executive Officer)


  /s/ Howard H. Graham                 Senior Vice President      March 7, 1997
-------------------------------------   Finance and
      HOWARD H. GRAHAM                  Administraiton and
                                        Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)


  /s/ James C. Gaither                 Director                   March 7, 1997
-------------------------------------
      JAMES C. GAITHER


  /s/ Eric E. Schmidt, Ph.D.           Director                   March 7, 1997
-------------------------------------
      ERIC E. SCHMIDT, PH.D.


  /s/ Charles R. Schwab                Director                   March 7, 1997
-------------------------------------
      CHARLES R. SCHWAB


  /s/ George T. Shaheen                Director                   March 7, 1997
-------------------------------------
      GEORGE T. SHAHEEN


  /s/ A. Michael Spence, Ph.D.         Director                   March 7, 1997
-------------------------------------
      A. MICHAEL SPENCE, PH.D.