Form 10-Q
period 1997-03-31
SIEBEL SYSTEMS INC
filed 1997-05-14
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of May 7, 1997, was 34,202,329.

                              SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 1997

                               Table of Contents


                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item  1. Financial Statements

                  a)  Consolidated Balance Sheets
                      as of March 31, 1997 and December 31, 1996              3

                  b)  Consolidated Statements of Operations
                      for the three months ended March 31, 1997 and 1996      4

                  c)  Consolidated Statements of Cash Flows
                      for the three months ended March 31, 1997 and 1996      5

                  d)  Notes to Consolidated Financial Statements              6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8



Part II. Other Information

         Item 1.  Legal Proceedings                                          15

         Item 6.  Exhibits and Reports on Form 8-K                           15

Signature                                                                    16

                        Part 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                             SIEBEL SYSTEMS, INC.

                          Consolidated Balance Sheets
                     (In thousands, except per share data)


                                                      March 31,    December 31,
                                                        1997           1996
                                                      ---------      ---------
                                                     (unaudited)
                         Assets
                         ------
Current assets:
   Cash and cash equivalents                          $  22,205      $  22,671
   Short-term investments                                50,557         49,716
   Accounts receivable, net                              13,486         12,855
   Deferred income taxes                                  1,067          1,067
   Prepaids and other                                     4,190          4,258
                                                      ---------      ---------
     Total current assets                                91,505         90,567

Property and equipment, net                               8,093          8,310
Other assets                                                635            624
                                                      ---------      ---------
     Total assets                                     $ 100,233      $  99,501
                                                      =========      =========


       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
   Accounts payable                                   $     601      $   3,107
   Accrued expenses                                       8,945          6,768
   Income taxes payable                                   1,522          2,018
   Deferred revenue                                       4,732          6,212
                                                      ---------      ---------
     Total current liabilities                           15,800         18,105

Deferred income taxes                                       205            205
                                                      ---------      ---------
     Total liabilities                                   16,005         18,310

Shareholders' equity:
   Common stock; $.001 par value;
     100,000 shares authorized;
     34,111 and 33,604 shares issued and
     outstanding, respectively                               34             34
   Additional paid-in capital                            77,352         77,359
   Notes receivable from stockholders                      (508)          (508)
   Deferred compensation                                   (749)        (1,035)
   Retained earnings                                      8,099          5,341
                                                      ---------      ---------
     Total stockholders' equity                          84,228         81,191
                                                      ---------      ---------
     Total liabilities and stockholders' equity       $ 100,233      $  99,501
                                                      =========      =========

         See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                     Consolidated Statements of Operation
                     (In thousands, except per share data)
                                  (unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                     1997            1996
                                                   --------        --------
Revenues:
   Software                                        $ 16,561        $  4,402
   Maintenance, consulting and other                  2,924             307
                                                   --------        --------
      Total revenues                                 19,485           4,709

Cost of revenues:
   Software                                             113              26
   Maintenance, consulting and other                  1,601             343
                                                   --------        --------
      Total cost of revenues                          1,714             369
                                                   --------        --------
      Gross margin                                   17,771           4,340

Operating expenses:
   Product development                                2,580             986
   Sales and marketing                                9,367           2,553
   General and administrative                         1,983             590
                                                   --------        --------
      Total operating expenses                       13,930           4,129
                                                   --------        --------
      Operating income                                3,841             211

Other income, net                                       607             119
                                                   --------        --------
      Income before income taxes                      4,448             330

Income tax expense                                    1,690             132
                                                   --------        --------

      Net income                                   $  2,758        $    198
                                                   ========        ========

Net income per share                               $   0.07        $   0.01
                                                   ========        ========

Shares used in net income per share computation      39,531          33,717
                                                   ========        ========

         See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Cash flows from operating activities:
  Net income                                                 $  2,758   $   198
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Compensation related to stock options                        61        43
      Depreciation and amortization                               652       125
      Loss on disposal of property and equipment                  299         -
      Provision for doubtful accounts                              97         -
      Changes in operating assets and liabilities:
        Accounts receivable                                      (728)      (46)
        Prepaids and other                                         68        42
        Accounts payable                                       (2,506)      313
        Accrued expenses                                        2,177      (180)
        Income taxes payable                                     (436)     (303)
        Deferred revenue                                       (1,480)     (692)
                                                             --------  --------
          Net cash provided by (used in)
            operating activities                                  962      (500)
                                                             --------  --------
Cash flows from investing activities:
  Purchase of property and equipment                             (734)   (1,268)
  Purchase of short-term investments                           (4,044)        -
  Maturities of short-term investments                          3,203         -
  Other assets                                                    (11)       (5)
                                                             --------  --------
          Net cash used in investing activities                (1,586)   (1,273)
                                                             --------  --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          158       127
  Proceeds from issuance of preferred stock                         -        12
                                                             --------  --------

          Net cash provided by financing activities               158       139
                                                             --------  --------

Change in cash and cash equivalents                              (466)   (1,634)

Cash and cash equivalents, beginning of period                 22,671    11,391
                                                             --------  --------

Cash and cash equivalents, end of period                     $ 22,205  $  9,757
                                                             ========  ========
Supplemental disclosure of cash flows information:
  Cash paid for income taxes                                 $  1,251  $    385
                                                             ========  ========

  Tax benefit from exercise of stock options                 $     60  $      -
                                                             ========  ========

         See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 1997.

For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 1997 (the "Form 10-K"). These consolidated financial statements should be read in conjunction with the consolidated financial statements included in that Annual Report.

2.       Net Income Per Share

Net income per share is computed based on the weighted average number of common and preferred shares outstanding and is adjusted for shares issuable upon the exercise of stock options (unless antidilutive) using the treasury stock method.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as options, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Had SFAS No. 128 been effective for the quarter ended March 31, 1997, basic EPS and diluted EPS would have been $0.08 and $0.07 per share, respectively.

3.       Cash and Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with original maturities in excess of 90 days.

The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses reported as a separate component of stockholders' equity. As of March 31, 1997, gross unrealized gains and losses have not been material.

                                            March 31,         December 31,
         (In thousands)                       1997                1996
         ------------------------------------------------------------------
                                           (unaudited)

         Certificates of deposit         $        1,325       $       1,325
         Municipal securities                    49,232              48,391
         ------------------------------------------------------------------
                                         $       50,557       $      49,716
         ------------------------------------------------------------------

4.       Accrued Expenses


                                               March 31,       December 31,
         (In thousands)                          1997              1996
         ------------------------------------------------------------------
                                             (unaudited)
         Bonuses                              $  1,271            $   1,672
         Commissions                             2,221                1,846
         Vacation                                  549                  388
         Sales tax                                 393                  513
         Employee stock purchase plan              787                    -
         Other                                   3,724                2,349
         ------------------------------------------------------------------
                                             $   8,945            $   6,768
         ------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE AND THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

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

The Company currently expects that license revenues from Siebel Enterprise Applications will continue to account for a substantial majority of the Company's revenues for the remainder of 1997 and for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Siebel Enterprise Applications could have a material adverse effect on the Company's business, operating results and financial condition. Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products. The Company's remaining revenues are primarily attributable to lower margin maintenance and other revenues, including training revenues.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For the fiscal year ended 1996 and the first three months of 1997, sales to the Company's ten largest customers accounted for 55% and 78% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

As of March 31, 1997, many of the Company's customers were in the pilot phase of implementation of Siebel Enterprise Applications. Several of the Company's customers have completed a significant portion of their enterprise-wide development and deployment of Siebel Enterprise Applications, however, many have only recently commenced such development and deployment. As a result, the Company's products are currently being used by only a limited number of sales professionals. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and a distributor in Japan. International revenues accounted for 11% and 26% of total revenues in the fiscal year ended 1996 and the first three months of 1997, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will account for a substantial portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

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

Results of Operations

Revenues
--------

Software.  License revenues increased to $16,561,000 for the three months ended
--------
March 31, 1997 from $4,402,000 for the three months ended March 31, 1996 and decreased as a percentage of total revenues from 93% in the fiscal 1996 period to 85% in the fiscal 1997 period. License revenues increased in absolute dollar amount during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Enterprise Applications (primarily Siebel Sales Enterprise) to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and previous customers for products in the Siebel Enterprise Applications family, both in the United States and internationally, and, to a lesser degree, continued expansion of the Company's direct sales organization. The decrease in license revenues as a percentage of total revenues was primarily due to the inclusion of a maintenance component in most of the Company's license agreements and maintenance renewals from products licensed in prior periods.

Maintenance, Consulting and Other.  Maintenance, consulting and other revenues
---------------------------------
increased to $2,924,000 for the three months ended March 31, 1997 from $307,000 for the three months ended March 31, 1996 and increased as a percentage of total revenues from 7% in the fiscal 1996 period to 15% in the fiscal 1997 period. These increases in absolute dollar amount and as a percentage of total revenues were due to the widespread licensing of products to customers pursuant to agreements with a maintenance component, maintenance renewals from products licensed in prior periods and a customer obtaining implementation services through the Company. The Company expects that maintenance, consulting and other revenues will continue to increase in absolute dollar amount as a maintenance component is standard in the Company's license agreements. These revenues are expected to remain the same or increase as a percentage of total revenues.

Cost of Revenues
----------------

Software.  Cost of software license revenues includes product packaging,
--------
documentation and production. Cost of license revenues through March 31, 1997 have averaged less than 1% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs.

Maintenance, Consulting and Other.  Cost of maintenance, consulting and other
---------------------------------
revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance and other revenues aggregated $1,601,000 for the three months ended March 31, 1997 and $343,000 for the three months ended March 31, 1996 and increased from 7% of total revenues in the fiscal 1996 period to 8% in the fiscal 1997 period. These increases reflect the effect of fixed costs resulting from the Company's expansion of its maintenence and support organization and due to a customer obtaining implementation services through the Company. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.


Operating Expenses
------------------

Product Development.  Product development expenses include expenses associated
-------------------
with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $2,580,000 for the three months ended March 31, 1997 from $986,000 for the three months ended March 31, 1996. These expenses generally decreased, as a percentage of total revenues, to approximately 13% for the first quarter of 1997 from approximately 21% for the first quarter of 1996. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses increase in absolute dollar amount but remain at a similar percentage of total revenues as the first quarter of 1997.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries,
-------------------
commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $9,367,000 for the three months ended March 31, 1997 from $2,553,000 for the three months ended March 31, 1996. These expenses decreased, as a percentage of total revenues, to approximately 48% in the first quarter of 1997 from approximately 54% for the first quarter of 1996. The increases in the dollar amount of expenditures on sales and marketing reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first quarter of 1997.

General and Administrative.  General and administrative expenses consist
--------------------------
primarily of salaries and occupancy costs for administrative, executive and finance personnel. These expenses increased to $1,983,000 for the three months ended March 31, 1997 from $590,000 for the three months ended March 31, 1996. These expenses decreased as a percentage of total revenues to approximately 10% in the first quarter of 1997 from approximately 13% in the first quarter of 1996. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first quarter of 1997.

Other Income, Net
-----------------

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and short-term investment balances during the last four quarters.

Provision for Income Taxes
--------------------------

Income taxes have been provided at an effective rate of approximately 38%, which is comprised primarily of federal and state taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Net Income
----------

The Company had net income (after provision for income taxes) of $2,758,000 for the three months ended March 31, 1997 compared to net income of $198,000 for the three months ended March 31, 1996. Net income per share increased to $0.07 per share in the first quarter of 1997 from $0.01 in the comparable period in 1996. Net income increased as a percentage of total revenues from 4% in the three months ended March 31, 1996 to 14% in the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

The Company's cash, cash equivalents and short-term investments increased to $72,762,000 as of March 31, 1997 from $72,387,000 as of December 31, 1996, representing approximately 73% of total assets. This increase was primarily attributable to net income and an increase in accrued expenses, partially offset by decreases in accounts payable and deferred revenue and purchases of property and equipment.

The Company currently has commitments for capital expenditures of $1.7 million related to purchases of property and equipment, primarily computer workstations used for product development, demonstration and customer support purposes.

The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

Factors Affecting Operating Results
-----------------------------------

Limited Operating History.  The Company commenced operations in July 1993 and
-------------------------
shipped version 1.0 of Siebel Sales Enterprise in April 1995 and version 2.2 of Siebel Service Enterprise in December 1996. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development. The new and evolving markets in which the Company operates make these risks and uncertainties particularly pronounced. To address these risks, the Company must, among other things, successfully implement its sales and marketing strategy, respond to competitive developments, attract, retain, and motivate qualified personnel, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. The Company expects to continue to devote substantial resources to its product development and sales and customer support and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. The Company's limited operating history makes it difficult to predict accurately future operating results. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

Reliance on Andersen Consulting and Other Relationships; Dependence on System
-----------------------------------------------------------------------------
Integrators.  The Company has established strategic relationships with a number
-----------
of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist it in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In the first three months of 1997, approximately 55% of the revenues of the Company were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has relationships with Itochu Corporation and Itochu Techno-Science Corporation, among others. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's customers and potential customers frequently rely on Andersen Consulting, as well as other third-party system integrators to develop, deploy and/or manage Siebel Enterprise Applications. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason such integrators do not have or devote the resources necessary to facilitate implementation of the Company's products or if such integrators adopt a product or technology other than Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected.

Limited Deployment.  The Company first shipped Siebel Sales Enterprise version
------------------
1.0 in April 1995 and first shipped Siebel Service Enterprise version 2.2 in December 1996. As of March 31, 1997, many of the Company's customers were in the pilot phase of implementing the Company's software. There can be no assurance that enterprise-wide deployments by such customers will be successful. The Company's customers frequently contemplate the deployment of its products commercially to large numbers of sales and marketing personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. The Company's products are being deployed on a variety of computer hardware platforms and used in connection with a number of third-party software applications and programming tools. Such deployment presents significant technical challenges, particularly as large numbers of sales personnel attempt to use the Company's product concurrently. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition to revenues from new customers, the Company expects that a significant percentage of any future revenues will be derived from sales to existing customers. However, such customers are not contractually committed in all cases to purchase additional licenses. If existing customers have difficulty further deploying Siebel Enterprise Applications or for any other reason are not satisfied with Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected.

Competition.  The market for the Company's products is intensely competitive,
-----------
subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales and marketing information systems, and the Company faces competition primarily from customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of the Company's customers and potential customers have in the past attempted to develop sales and marketing information systems, in-house either alone or with the help of systems integrators and there can be no assurance that the Company will be able to compete successfully against such internal development efforts.

The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process, particularly Andersen Consulting. Although the Company seeks to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially and adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

A large number of personal, departmental and other products exist in the sales automation market. Some of the Company's current and potential competitors and their products include Symantec (ACT!), Borealis Corporation (Arsenal), Brock International (Brock Activity Manager), Early Cloud & Co. (CallFlow), Clarify, Inc. (Clear-Sales), IMA (EDGE), Marketrieve Company (Marketrieve PLUS), Oracle Corporation (Oracle Sales Manager), SaleSoft (PROCEED), Pivotal Software, Inc. (Relationship), SalesBook Systems (SalesBook), SalesKit Software Corporation (SalesKit), Scopus Technology, Inc. (SalesTeam), Aurum (SalesTrak), Sales Technologies (SNAP for Windows), Saratoga Systems (SPS for Windows) and The Vantive Corporation (Vantive Sales). Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

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

Management of Growth; Dependence upon Key Personnel.  In the event that the
---------------------------------------------------
significant growth of the Company's revenues continues, such growth may place a significant strain upon the Company's management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, none of whom has entered into an employment agreement with the Company. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

International Operations.  The Company's sales are primarily to large
------------------------
multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 26% of the Company's total revenues in the first three months of 1997. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Enterprise Applications. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected.

The growth in the Company's revenues from international sales is expected to continue to subject a portion of the Company's revenues to the risks associated with international sales, including foreign currency fluctuations, economic or political instability, shipping delays and various trade restrictions, any of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operations. As the Company develops an international sales force, it expects to be more directly subject to foreign currency fluctuations. To the extent such direct sales are denominated in foreign currency, any such fluctuation may adversely affect the Company's business, financial condition and results of operations. Finally, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is engaged in certain legal proceedings as disclosed in the Company's Annual Report on Form 10-K. There were no significant changes to these legal proceedings in the three months ended March 31, 1997.



Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         Exhibit
         Number                    Description of Document
         -------                   -----------------------
(3)       3.3          Restated Certificate of Incorporation of the Registrant, as amended.
(1)       3.4          Bylaws of the Registrant.
(1)(3)    4.1          Reference is made to Exhibits 3.3 and 3.4.
(1)       4.2          Specimen Stock Certificate.
(1)       4.3          Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.
(3)      10.1          Registrant's 1996 Equity Incentive Plan, as amended.
(3)      10.2          Registrant's Employee Stock Purchase Plan, as amended.
(1)      10.3          Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.
(4)      10.4          Registrant's Deferred Compensation Plan, dated January 10, 1997.
(1)(2)   10.6          Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.
(1)      10.9          Assignment Agreement, dated September 20, 1995, by and between the Registrant and
                       Thomas M. Siebel.
(1)      10.10         Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad
                       Associates and Clocktower Associates.
(5)      11.1          Statement Regarding Computation of Net Income Per Share.
(5)      27.1          Financial Data Schedule.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

(2) Confidential treatment has been granted with respect to portions of this exhibit.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-07983), as amended.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)  Filed herewith.



(b)  Reports on Form 8-K

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIEBEL SYSTEMS, INC.



Date:    May 14, 1997               By: /s/ Howard H. Graham
                                       --------------------------------
                                               Howard H. Graham
                                        Senior Vice President Finance
                                               and Administration
                                         and Chief Financial Officer