Form 10-Q
period 1997-06-30
SIEBEL SYSTEMS INC
filed 1997-08-12
CIK 1006835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of August 4, 1997, was 34,430,450.

                              SIEBEL SYSTEMS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                          PAGE
         Item  1. Financial Statements

                  a)   Consolidated Balance Sheets
                      as of June 30, 1997 and December 31, 1996                                           3

                  b)   Consolidated Statements of Operations
                      for the three and six months ended June 30, 1997 and 1996                           4

                  c)   Consolidated Statements of Cash Flows
                      for the six months ended June 30, 1997 and 1996                                     5

                  d)   Notes to Consolidated Financial Statements                                         6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       14

         Item 4.  Submission of Matters to a Vote of Security Holders                                     14

         Item 6.  Exhibits and Reports on Form 8-K                                                        15



SIGNATURE                                                                                                 16


                                         Part I. Financial Information
                                          Item 1. Financial Statements

                                              SIEBEL SYSTEMS, INC.

                                           Consolidated Balance Sheets
                                      (In thousands, except per share data)

                                                                             June 30,    December 31,
                                                                              1997          1996
                                                                            ---------   -------------
                     Assets                                                (unaudited)
                     ------
Current assets:
      Cash and cash equivalents........................................      $ 28,035       $ 22,671
      Short-term investments ..........................................        47,552         49,716
      Accounts receivable, net ........................................        18,187         12,855
      Deferred income taxes ...........................................         1,067          1,067
      Prepaids and other ..............................................         6,256          4,258
                                                                             --------       --------

                Total current assets                                          101,097         90,567

Property and equipment, net ...........................................        10,878          8,310
Other assets ..........................................................           743            624
                                                                             --------       --------

                Total assets ..........................................      $112,718       $ 99,501
                                                                             ========       ========

          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
      Accounts payable ................................................     $   2,786      $   3,107
      Accrued expenses ................................................        10,646          6,768
      Income taxes payable ............................................           778          2,018
      Deferred revenue ................................................         7,943          6,212
                                                                            ---------      ---------

                Total current liabilities .............................        22,153         18,105

      Deferred income taxes ...........................................           205            205
                                                                            ---------      ---------

                Total liabilities .....................................        22,358         18,310

Stockholders' equity:
      Common stock;  $.001 par value;  100,000 shares authorized;
          34,420 and 33,604 shares issued and outstanding, respectively            34             34
      Additional paid-in capital ......................................        79,296         77,359
      Notes receivable from stockholders ..............................          (450)          (508)
      Deferred compensation ...........................................          (679)        (1,035)
      Retained earnings ...............................................        12,159          5,341
                                                                            ---------      ---------

                Total stockholders' equity ............................        90,360         81,191
                                                                            ---------      ---------

                Total liabilities and stockholders' equity ............     $ 112,718      $  99,501
                                                                            =========      =========


          See accompanying notes to consolidated financial statements.


                              SIEBEL SYSTEMS, INC.

                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,               June 30,
                                                     -------------------   -------------------
                                                      1997        1996       1997        1996
                                                     -------     -------   --------    -------
Revenues:
       Software ...............................     $20,835     $ 6,736     $37,396      11,138
       Maintenance, consulting and other ......       3,679         810       6,603       1,117
                                                    -------     -------     -------     -------

                   Total revenues .............      24,514       7,546      43,999      12,255

Cost of revenues:
       Software ...............................         330          10         443          36
       Maintenance, consulting and other ......       1,610         423       3,211         766
                                                    -------     -------     -------     -------

                   Total cost of revenues .....       1,940         433       3,654         802
                                                    -------     -------     -------     -------

                   Gross margin ...............      22,574       7,113      40,345      11,453

Operating expenses:
       Product development ....................       2,841       1,164       5,422       2,150
       Sales and marketing ....................      11,462       4,053      20,829       6,606
       General and administrative .............       2,491         838       4,474       1,428
                                                    -------     -------     -------     -------

                   Total operating expenses ...      16,794       6,055      30,725      10,184
                                                    -------     -------     -------     -------

                   Operating income ...........       5,780       1,058       9,620       1,269

Other income, net .............................         770         110       1,377         229
                                                    -------     -------     -------     -------

                   Income before income taxes .       6,550       1,168      10,997       1,498

Income tax expense ............................       2,489         467       4,179         599
                                                    -------     -------     -------     -------

                   Net income .................     $ 4,061     $   701     $ 6,818     $   899
                                                    =======     =======     =======     =======

Net income per share ..........................     $  0.10     $  0.02     $  0.17     $  0.03
                                                    =======     =======     =======     =======

Shares used in net income per share computation      40,381      34,162      40,440      33,910
                                                    =======     =======     =======     =======

         See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)
                                                                                                                Six Months Ended
                                                                                                                    June 30,
                                                                                                              1997           1996
                                                                                                            ---------     ---------
Cash flows from operating activities:
  Net income .............................................................................................  $  6,818      $    899
      Adjustments to reconcile net income to net cash provided by operating activities:
          Compensation related to stock options ..........................................................       108           108
          Depreciation and amortization ..................................................................     1,453           346
          Loss on disposal of property and equipment .....................................................       292            40
          Provision for doubtful accounts ................................................................       123          --
          Changes in operating assets and liabilities:
             Accounts receivable .........................................................................    (5,455)       (3,885)
             Prepaids and other ..........................................................................    (1,998)         (281)
             Accounts payable ............................................................................      (321)          280
             Accrued expenses ............................................................................     3,878         1,857
             Income taxes payable ........................................................................      (917)          (62)
             Deferred revenue ............................................................................     1,731         3,858
                                                                                                            --------      --------

                          Net cash provided by operating activities ......................................     5,712         3,160
                                                                                                            --------      --------

Cash flows from investing activities:
      Purchases of property and equipment ................................................................    (4,313)       (2,033)
      Purchases of short-term investments ................................................................   (14,161)         --
      Maturities of short-term investments ...............................................................    16,325          --
      Other assets .......................................................................................      (119)         (339)
                                                                                                            --------      --------

                         Net cash used in investing activities ...........................................    (2,268)       (2,372)
                                                                                                            --------      --------

Cash flows from financing activities:
      Proceeds from issuance of common stock .............................................................     1,862           159
      Proceeds from issuance of preferred stock ..........................................................      --           1,532
      Repayment of stockholder notes .....................................................................        58          --
                                                                                                            --------      --------

                         Net cash provided by financing activities .......................................     1,920         1,691
                                                                                                            --------      --------

Change in cash and cash equivalents ......................................................................     5,364         2,479

Cash and cash equivalents, beginning of period ...........................................................    22,671        11,391
                                                                                                            --------      --------

Cash and cash equivalents, end of period .................................................................  $ 28,035      $ 13,870
                                                                                                            ========      ========


Supplemental disclosures of cash flows information:
           Cash paid for income taxes ....................................................................  $  5,096      $    612
                                                                                                            ========      ========

           Tax benefit from exercise of stock options ....................................................  $    323      $   --
                                                                                                            ========      ========

      Noncash investing and financing activities:

           Exercise of common stock options in exchange for
             stockholder notes receivable ................................................................  $   --        $    507
                                                                                                            ========      ========

           See accompanying notes to consolidated financial statements

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

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These new accounting standards are not expected to have a material effect on the Company's consolidated financial statements.

2.   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common and preferred (on an "as if converted" basis) shares outstanding and is adjusted for shares issuable upon the exercise of stock options (unless antidilutive) using the treasury stock method.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as options, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Had SFAS No. 128 been effective for the quarter ended June 30, 1997, basic EPS and diluted EPS would have been $0.12 and $0.10 per share, respectively.

3.   CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with original maturities in excess of 90 days.

     The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses reported as a separate component of stockholders' equity. As of June 30, 1997, gross unrealized gains and losses have not been material.

                                   June 30,          December 31,
     (In thousands)                  1997              1996
     --------------------------------------------------------------
                                 (unaudited)

     Certificates of deposit   $    1,325           $   1,325
     Municipal securities          46,227              48,391
     --------------------------------------------------------------

                               $   47,552           $  49,716
     --------------------------------------------------------------

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

The Company currently expects that license revenues from Siebel Enterprise Applications will continue to account for a substantial majority of the Company's revenues for the remainder of 1997 and for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Siebel Enterprise Applications could have a material adverse effect on the Company's business, operating results and financial condition. Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products. The Company's remaining revenues are primarily attributable to lower margin maintenance and other revenues, including consulting and training revenues.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For the fiscal year ended 1996 and the first six months of 1997, sales to the Company's ten largest customers accounted for 59% and 62% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

As of June 30, 1997, many of the Company's customers were in the pilot phase of implementation of Siebel Enterprise Applications. Several of the Company's customers have completed a significant portion of their enterprise-wide development and deployment of Siebel Enterprise Applications, however, many have only recently commenced such development and deployment. As a result, the Company's products are currently being used by only a limited number of sales professionals. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and a distributor in Japan. International revenues accounted for 11% and 30% of total revenues in the fiscal year ended 1996 and the first six months of 1997, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's limited operating history makes the prediction of future operating results difficult. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the Company's relationships with systems integrators, the Company's success in expanding its direct sales force, indirect distribution channels and customer support organization, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the costs of establishing and maintaining international operations, the ability of the Company to develop and market new products and control costs and the ability to attract and retain key personnel. There can be no assurance that the Company's business or strategies will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis.

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

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $20,835,000 for the three months ended June 30, 1997 from $6,736,000 for the three months ended June 30, 1996 and decreased as a percentage of total revenues to 85% in the fiscal 1997 period from 89% in the fiscal 1996 period. For the six months ended June 30, 1997, license revenue increased to $37,396,000 from $11,138,000 for the six months ended June 30, 1996 and decreased as a percentage of total revenues to 85% in the fiscal 1997 period from 91% in the fiscal 1996 period. License revenues increased in absolute dollar amount during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Enterprise Applications to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise Applications family both in the United States and internationally. In December 1996, the Company introduced Siebel Service Enterprise, its customer service applications suite. Increases in revenues during the 1997 periods were due in part to new and existing customers licensing Siebel Service Enterprise to manage their customer service functions. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues as discussed below.

Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $3,679,000 for the three months ended June 30, 1997 from $810,000 for the three months ended June 30, 1996 and increased as a percentage of total revenues to 15% in the fiscal 1997 period from 11% in the fiscal 1996 period. For the six months ended June 30, 1997, maintenance, consulting and other revenue increased to $6,603,000 from $1,117,000 for the six months ended June 30, 1996 and increased as a percentage of total revenues to 15% in the fiscal 1997 period from 9% in the fiscal 1996 period. These increases in absolute dollar amount and as a percentage of total revenues were due to the widespread licensing of products to customers pursuant to agreements with a maintenance component, maintenance renewals from products licensed in prior periods and one customer obtaining implementation services for the Siebel Enterprise Application through the Company. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements.

COST OF REVENUES

Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through June 30, 1997 have averaged less than 1% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $1,610,000 for the three months ended June 30, 1997 from $423,000 for the three months ended June 30, 1996 and increased as a percentage of total revenues to 7% in the fiscal 1997 period from 6% in the fiscal 1996 period. For the six months ended June 30, 1997, cost of maintenance, consulting and other increased to $3,211,000 from $766,000 for the six months ended June 30, 1996 and increased as a percentage of total revenues to 7% in the fiscal 1997 period from 6% in the fiscal 1996 period. These increases reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and due to the costs of one customer obtaining implementation services for the Siebel Enterprise Application through the Company. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $2,841,000 for the three months ended June 30, 1997 from $1,164,000 for the three months ended June 30, 1996 and decreased as a percentage of total revenues to 12% in the fiscal 1997 period from 15% in the fiscal 1996 period. For the six months ended June 30, 1997, product development expenses increased to $5,422,000 from $2,150,000 for the six months ended June 30, 1996 and decreased as a percentage of total revenues to 12% in the fiscal 1997 period from 18% in the fiscal 1996 period. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as the first six months of 1997.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $11,462,000 for the three months ended June 30, 1997 from $4,053,000 for the three months ended June 30, 1996 and decreased as a percentage of total revenues to 47% in the fiscal 1997 period from 54% in the fiscal 1996 period. For the six months ended June 30, 1997, sales and marketing expenses increased to $20,829,000 from $6,606,000 for the six months ended June 30, 1996 and decreased as a percentage of total revenues to 47% in the fiscal 1997 period from 54% in the fiscal 1996 period. The increases in the dollar amount of expenditures on sales and marketing reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first six months of 1997.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $2,491,000 for the three months ended June 30, 1997 from $838,000 for the three months ended June 30, 1996 and decreased as a percentage of total revenues to 10% in the fiscal 1997 period from 11% in the fiscal 1996 period. For the six months ended June 30, 1997, general and administrative expenses increased to $4,474,000 from $1,428,000 for the six months ended June 30, 1996 and decreased as a percentage of total revenues to 10% in the fiscal 1997 period from 12% in the fiscal 1996 period. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first six months of 1997.

OTHER INCOME, NET

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

PROVISION FOR INCOME TAXES

Income taxes have been provided at an effective rate of approximately 38%, which is comprised primarily of federal and state taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

NET INCOME

The Company had net income (after provision for income taxes) of $4,061,000 for the three months ended June 30, 1997 compared to net income of $701,000 for the three months ended June 30, 1996. Net income per share increased to $0.10 per share in the second quarter of 1997 from $0.02 in the comparable period in 1996. Net income increased as a percentage of total revenues to 17% in the three months ended June 30, 1997 from 9% in the three months ended June 30, 1996. The Company had net income of $6,818,000 for the six months ended June 30, 1997, compared to net income of $899,000 for the six months ended June 30, 1996. Net income per share increased to $0.17 per share for the six months ended June 30, 1997 from $0.03 in the comparable period in 1996. Net income increased as a percentage of total revenues to 16% in the six months ended June 30, 1997 from 7% in the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments increased to $75,587,000 as of June 30, 1997 from $72,387,000 as of December 31, 1996, representing approximately 67% of total assets. This increase was primarily attributable to net income and increases in accrued expenses and deferred revenue and issuances of common stock, partially offset by increases in accounts receivable and prepaids and other and purchases of property and equipment.

The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

FACTORS AFFECTING OPERATING RESULTS

Limited Operating History. The Company commenced operations in July 1993 and shipped version 1.0 of Siebel Sales Enterprise in April 1995 and version 2.2 of Siebel Service Enterprise in December 1996. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development. The new and evolving markets in which the Company operates make these risks and uncertainties particularly pronounced. To address these risks, the Company must, among other things, successfully implement its sales and marketing strategy, respond to competitive developments, attract, retain, and motivate qualified personnel, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. The Company expects to continue to devote substantial resources to its product development and sales and customer support and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. The Company's limited operating history makes it difficult to predict accurately future operating results. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist it in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In 1996 and the first six months of 1997, approximately 46% and 49%, respectively, of the revenues of the Company were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has relationships with Itochu Corporation and Itochu Techno-Science Corporation, among others. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's customers and potential customers frequently rely on Andersen Consulting, as well as other third-party system integrators to develop, deploy and/or manage Siebel Enterprise Applications. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason such integrators do not have or devote the resources necessary to facilitate implementation of the Company's products or if such integrators adopt a product or technology other than Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected.

Limited Deployment. As of June 30, 1997, many of the Company's customers were in the pilot phase of implementing the Company's software. There can be no assurance that enterprise-wide deployments by such customers will be successful. The Company's customers frequently contemplate the deployment of its products commercially to large numbers of sales and marketing personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. The Company's products are being deployed on a variety of computer hardware platforms and used in connection with a number of third-party software applications and programming tools. Such deployment presents significant technical challenges, particularly as large numbers of sales personnel attempt to use the Company's product concurrently. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition to revenues from new customers, the Company expects that a significant percentage of any future revenues will be derived from sales to existing customers. However, such customers are not contractually committed in all cases to purchase additional licenses. If existing customers have difficulty further deploying Siebel Enterprise Applications or for any other reason are not satisfied with Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected.

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

The Company relies on a number of systems consulting and systems integration firms, particularly Andersen Consulting, for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially and adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

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

International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 30% of the Company's total revenues in the first six months of 1997. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Enterprise Applications. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In April 1997, Terence M. Lenaghan, a former employee and financial officer of the Company, filed a complaint against the Company and Thomas M. Siebel in the Superior Court of California, County of San Mateo alleging violation of an implied contract of employment, violation of an implied covenant of good faith and fair dealing, and fraudulent inducement of employment acceptance in connection with the termination of his employment in February 1996. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the action. There can be no assurance, however, that the ultimate outcome of this action will not have a material effect on the Company's financial position or results of operations. Trial of the matter is scheduled before the end of fiscal 1997.

The Company is engaged in certain other legal proceedings as disclosed in the Company's Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on April 14, 1997 (the "Annual Meeting").

The following matters were considered and voted upon at the Annual Meeting:

The first matter related to the election of two director nominees, Eric E. Schmidt, Ph.D. and A. Michael Spence, Ph.D. as Class I Director to serve until the 2000 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

           Name                                    For                  Withheld
           ----                                    ---                  --------
    Eric E. Schmidt, Ph.D.                      25,034,600                5,770
    A. Michael Spence, Ph.D.                    25,034,600                5,770

The second matter related to the approval of an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares. 24,039,745 votes were cast for approval, 927,542 votes were cast against approval, and there were 22,683 abstentions and 50,400 broker non-votes.

The third matter related to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1997. 25,029,476 votes were cast for ratification, 8,454 votes were cast against ratification and there were 2,440 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit
              Number                        Description of Document
              -------                       -----------------------
              (3) 3.3    Restated Certificate of Incorporation of the Registrant, as amended.
              (1) 3.4    Bylaws of the Registrant.
           (1)(3) 4.1    Reference is made to Exhibits 3.3 and 3.4.
              (1) 4.2    Specimen Stock Certificate.
              (1) 4.3    Restated Investor Rights Agreement, dated December 1,
                         1995, between the Registrant and certain investors, as amended
                         April 30, 1996 and June 14, 1996.
              (3)10.1    Registrant's 1996 Equity Incentive Plan, as amended.
              (3)10.2    Registrant's Employee Stock Purchase Plan, as amended.
              (1)10.3    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
              (4)10.4    Registrant's Deferred Compensation Plan, dated January 10, 1997.
           (1)(2)10.6    Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen
                         Consulting LLP.
              (1)10.9    Assignment Agreement, dated September 20, 1995, by and between the Registrant and
                         Thomas M. Siebel.
              (1)10.10   Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad
                         Associates and Clocktower Associates.
              (5)11.1    Statement Regarding Computation of Net Income Per Share.
              (5)27.1    Financial Data Schedule.

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


                                   SIEBEL SYSTEMS, INC.



Date:    August 12, 1997     By:            /s/  Howard H. Graham
                              -------------------------------------------------
                                                 Howard H. Graham
                                Senior Vice President Finance and Administration
                                           and Chief Financial Officer