Form 10-Q
period 1997-09-30
SIEBEL SYSTEMS INC
filed 1997-11-12
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


                                (650) 295-5000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock, par value
           $.001 per share, as of November 3, 1997, was 34,580,137.

                             SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

Part I.    Financial Information                                                                     Page
                                                                                                     ----
           Item  1.               Financial Statements

           a)   Consolidated Balance Sheets
                as of September 30, 1997 and December 31, 1996....................................     3

           b)   Consolidated Statements of Operations
                for the three and nine months ended September 30, 1997 and 1996...................     4

           c)   Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1997 and 1996.............................     5

           d)   Notes to Consolidated Financial Statements........................................     6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................................     8

Part II.   Other Information

     Item 1.    Legal Proceedings.................................................................    15

     Item 2.    Changes in Securities and Use of Proceeds.........................................    15

     Item 6.    Exhibits and Reports on Form 8-K..................................................    16


Signature.........................................................................................    17


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                                       SIEBEL SYSTEMS, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except per share data)

                                                                                        September 30,   December 31,
                                                                                           1997            1996
                                                                                           ----            ----
                                Assets
                                ------
                                                                                        (unaudited)
Current assets:
        Cash and cash equivalents                                                       $ 22,631        $22,671
        Short-term investments                                                            53,362         49,716
        Accounts receivable, net                                                          31,330         12,855
        Deferred income taxes                                                              1,067          1,067
        Prepaids and other                                                                 5,676          4,258
                                                                                        --------        -------
                Total current assets                                                     114,066         90,567

Property and equipment, net                                                               10,701          8,310
Other assets                                                                               1,103            624
                                                                                        --------        -------
                Total assets                                                            $125,870        $99,501
                                                                                        ========        =======
                                Liabilities and Stockholders' Equity
                                ------------------------------------

Current liabilities:
        Accounts payable                                                                $  1,638        $ 3,107
        Accrued expenses                                                                  17,831          6,768
        Income taxes payable                                                               1,050          2,018
        Deferred revenue                                                                   8,200          6,212
                                                                                        --------        -------
                Total current liabilit1es                                                 28,719         18,105

        Deferred income taxes                                                                205            205
                                                                                        --------        -------
                Total liabilities                                                         28,924         18,310

Stockholders' equity:
        Common stock;  $.001 par value;  100,000 shares authorized;
         34,502 and 33,604 shares issued and outstanding, respectively                        35             34
        Additional paid-in-capital                                                        80,081         77,359
        Notes receivable from stockholders                                                  (406)          (508)
        Deferred compensation                                                               (625)        (1,035)
        Retained earnings                                                                 17,861          5,341
                                                                                        --------        -------
                Total stockholders' equity                                                96,946         81,191
                                                                                        --------        -------
                Total liabilities and stockholders' equity                              $125,870        $99,501
                                                                                        ========        =======

          See accompanying notes to consolidated financial statements.


                                                       SIEBEL SYSTEMS, INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data; unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                      ------------                    ------------
                                                                  1997            1996            1997            1996
                                                                  ----            ----            ----            ----
Revenues:
        Software                                                $27,969         $10,235         $65,365         $21,373
        Maintenance, consulting and other                         4,648             936          11,251           2,053
                                                                -------         -------         -------         -------
                Total revenues                                   32,617          11,171          76,616          23,426

Cost of revenues:
        Software                                                    723              20           1,166              56
        Maintenance, consulting and other                         1,666             525           4,877           1,290
                                                                -------         -------         -------         -------

                Total cost of revenues                            2,389             545           6,043           1,346
                                                                -------         -------         -------         -------
                Gross margin                                     30,228          10,626          70,573          22,080

Operating expenses:
        Product development                                       3,352           1,685           8,774           3,836
        Sales and marketing                                      15,950           5,443          36,778          12,049
        General and administrative                                2,456           1,395           6,930           2,823
                                                                -------         -------         -------         -------

                Total operating expenses                         21,758           8,523          52,482          18,708
                                                                -------         -------         -------         -------

                Operating income                                  8,470           2,103          18,091           3,372

Other income, net                                                   726             442           2,103             671
                                                                -------         -------         -------         -------
                Income before income taxes                        9,196           2,545          20,194           4,043

Income tax expense                                                3,494             952           7,674           1,551
                                                                -------         -------         -------         -------
                Net income                                      $ 5,702         $ 1,593         $12,520         $ 2,492
                                                                =======         =======         =======         =======
Net income per share                                            $  0.14         $  0.04         $  0.31         $  0.06
                                                                =======         =======         =======         =======
Shares used in net income per share computation                  40,702          39,982          39,820          38,920
                                                                =======         =======         =======         =======

Note: All share and per share amounts for the periods ended September 30, 1996 have been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective December 19, 1996.


          See accompanying notes to consolidated financial statements

                                                       SIEBEL SYSTEMS, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)
                                                            (unaudited)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                    ------------
                                                                                                1997            1996
                                                                                                ----            ----
Cash flows from operating activities:
        Net income                                                                         $  12,520       $   2,492
        Adjustments to reconcile net income to net cash provided by operating activities:
              Compensation related to stock options                                              155             171
              Depreciation and amortization                                                    2,733             624
              Loss on disposal of property and equipment                                         297             155
              Provision for doubtful accounts                                                    383             112
              Software licenses exchanged for equipment and prepaid assets                         -          (1,156)
              Changes in operating assets and liabilities:
                  Accounts receivable                                                        (18,858)         (1,551)
                  Prepaids and other                                                          (1,418)         (3,194)
                  Accounts payable                                                            (1,469)          1,591
                  Accrued expenses                                                            11,063           4,862
                  Income taxes payable                                                          (193)            222
                  Deferred revenue                                                             1,988           1,499
                                                                                           ---------       ---------
                                        Net cash provided by operating activities             7,201           5,827
                                                                                           ---------       ---------
Cash flows from investing activities:
        Purchases of property and equipment                                                   (5,421)         (4,638)
        Purchases of short-term investments                                                  (27,989)        (25,210)
        Maturities of short-term investments                                                  24,343               -
        Other assets                                                                            (479)           (363)
                                                                                           ---------       ---------
                                        Net cash used in investing activities                 (9,546)        (30,211)
                                                                                           ---------       ---------
Cash flows from financing activities:
        Proceeds from issuance of common stock                                                 2,203          63,212
        Proceeds from issuance of preferred stock                                                  -           1,532
        Issuance of stockholder notes                                                              -            (507)
        Repayment of stockholder notes                                                           102              12
                                                                                           ---------       ---------
                                        Net cash provided by financing activities              2,305          64,249
                                                                                           ---------       ---------
Change in cash and cash equivalents                                                              (40)         39,865
Cash and cash equivalents, beginning of period                                                22,671          11,391
                                                                                           ---------       ---------
Cash and cash equivalents, end of period                                                   $  22,631       $  51,256
                                                                                           =========       =========
Supplemental disclosure of cash flows information:
                Cash paid for income taxes                                                 $   7,867       $   1,280
                                                                                           =========       =========
        Noncash investing and financing activities:
                Conversion of preferred stock into common stock                            $       -       $      10
                                                                                           =========       =========
                Tax benefit from exercise of stock options                                 $     775       $       -
                                                                                           =========       =========
                Exercise of common stock options in exchange for
                        stockholder notes receivable                                       $       -       $     507
                                                                                           =========       =========

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as options, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Had SFAS No. 128 been effective for the quarter ended September 30, 1997, basic EPS and diluted EPS would have been $0.17 and $0.14 per share, respectively.

3.  CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with original maturities in excess of 90 days.

The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1997, gross unrealized gains and losses have not been material.

                                September 30,                   December 31,
(In thousands)                      1997                            1996
-----------------------------------------------------------------------------
                                 (unaudited)


Certificates of deposit           $     -                         $ 1,325
Municipal securities               53,362                          48,391
------------------------------------------------------------------------------

                                  $53,362                         $49,716
------------------------------------------------------------------------------

4.  SUBSEQUENT EVENTS

In October 1997, the Company purchased privately held InterActive WorkPlace, Inc. ("Interactive"), a developer of intranet-based business intelligence software technology. The transaction is valued at approximately $15 million and will be accounted for as a purchase. The Company expects to record a substantial portion of the purchase price as a charge for acquired in-process technology in the fourth quarter of 1997. Under the terms of the agreement, InterActive's securityholders received or will receive up to approximately 428,000 shares of the Company's common stock in exchange for all outstanding shares in Interactive. Additionally, Interactive optionees will receive options to purchase an aggregate of approximately 32,000 shares of common stock in exchange for their options to purchase Interactive common stock.

In November 1997, the Company purchased privately held Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces. The transaction is valued at approximately $11 million and will be accounted for as a purchase. The Company expects to record a substantial portion of the purchase price as a charge for acquired in-process technology in the fourth quarter of 1997. Under the terms of the agreement, Nomadic's securityholders received approximately 300,000 shares of the Company's common stock in exchange for all outstanding shares of Nomadic.

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

OVERVIEW

Siebel Systems, Inc. ("Siebel" or the "Company") is the global market leader in enterprise-class sales, marketing, and customer service information systems for global organizations focused on increasing sales and service effectiveness in field sales, service organizations, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

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

A relatively small number of customers account for a significant percentage of the Company's license revenues. For the fiscal year ended 1996 and the first nine months of 1997, sales to the Company's ten largest customers accounted for 59% and 51% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales, marketing and customer service information system. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy (ranging to date from between two and twenty-four months from initial contact to product implementation) and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, operating results, and financial condition.

As of September 30, 1997, many of the Company's customers were in the pilot phase of implementation of Siebel Enterprise Applications. Several of the Company's customers have completed a significant portion of their enterprise-wide development and deployment of Siebel Enterprise Applications, however, many have only recently commenced such development and deployment. As a result, the Company's products are currently being used by only a limited number of sales, marketing and customer service professionals. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors in Japan. International revenues accounted for 11% and 31% of total revenues in the fiscal year ended 1996 and the first nine months of 1997, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future. As a result, failure to cost-effectively maintain or increase international sales could have a material adverse effect on the Company's business, operating results and financial condition.

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

RECENT DEVELOPMENTS

In October 1997, the Company purchased privately-held InterActive WorkPlace, Inc. ("Interactive"), a developer of intranet-based business intelligence software technology. The transaction is valued at approximately $15 million and will be accounted for as a purchase. The Company expects to record a substantial portion of the purchase price as a charge for acquired in-process technology in the fourth quarter of 1997. Under the terms of the agreement, InterActive's securityholders received or will receive up to approximately 428,000 shares of the Company's common stock in exchange for all outstanding shares in Interactive. Additionally, Interactive optionees will receive options to purchase an aggregate of approximately 32,000 shares of common stock in exchange for their options to purchase Interactive common stock.

In November 1997, the Company purchased privately held Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces. The transaction is valued at approximately $11 million and will be accounted for as a purchase. The Company expects to record a substantial portion of the purchase price as a charge for acquired in-process technology in the fourth quarter of 1997. Under the terms of the agreement, Nomadic's securityholders received approximately 300,000 shares of the Company's common stock in exchange for all outstanding shares of Nomadic.

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $27,969,000 for the three months ended September 30, 1997 from $10,235,000 for the three months ended September 30, 1996 and decreased as a percentage of total revenues to 86% in the fiscal 1997 period from 92% in the fiscal 1996 period. For the nine months ended September 30, 1997, license revenues increased to $65,365,000 from $21,373,000 for the nine months ended September 30, 1996 and decreased as a percentage of total revenues to 85% in the fiscal 1997 period from 91% in the fiscal 1996 period. License revenues increased in absolute dollar amount during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Enterprise Applications to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise Applications family both in the United States and internationally. In December 1996, the Company introduced Siebel Service Enterprise, its customer service applications suite. Increases in revenues during the 1997 periods were due in part to new and existing customers licensing Siebel Service Enterprise to manage their customer service functions. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues as discussed below.

Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $4,648,000 for the three months ended September 30, 1997 from $936,000 for the three months ended September 30, 1996 and increased as a percentage of total revenues to 14% in the fiscal 1997 period from 8% in the fiscal 1996 period. For the nine months ended September 30, 1997, maintenance, consulting and other revenues increased to $11,251,000 from $2,053,000 for the nine months ended September 30, 1996 and increased as a percentage of total revenues to 15% in the fiscal 1997 period from 9% in the fiscal 1996 period. These increases in absolute dollar amount and as a percentage of total revenues were due to the widespread licensing of products to customers pursuant to agreements with a maintenance component, maintenance renewals from products licensed in prior periods and one customer obtaining implementation services for the Siebel Enterprise Application through the Company. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements.

COST OF REVENUES

Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through September 30, 1997 have averaged less than 2% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $1,666,000 for the three months ended September 30, 1997 from $525,000 for the three months ended September 30, 1996 and remained constant as a percentage of total revenues at 5% in both the fiscal 1997 and the fiscal 1996 periods. For the nine months ended September 30, 1997, cost of maintenance, consulting and other revenues increased to $4,877,000 from $1,290,000 for the nine months ended September 30, 1996 and remained constant as a percentage of total revenues at 6% in both the fiscal 1997 and the fiscal 1996 periods. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and the costs of one customer obtaining implementation services for the Siebel Enterprise Application through the Company. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $3,352,000 for the three months ended September 30, 1997 from $1,685,000 for the three months ended September 30, 1996 and decreased as a percentage of total revenues to 10% in the fiscal 1997 period from 15% in the fiscal 1996 period. For the nine months ended September 30, 1997, product development expenses increased to $8,774,000 from $3,836,000 for the nine months ended September 30, 1996 and decreased as a percentage of total revenues to 11% in the fiscal 1997 period from 16% in the fiscal 1996 period. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as the first nine months of 1997.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $15,950,000 for the three months ended September 30, 1997 from $5,443,000 for the three months ended September 30, 1996 and remained constant as a percentage of total revenues at 49% in both the fiscal 1997 and the fiscal 1996 periods. For the nine months ended September 30, 1997, sales and marketing expenses increased to $36,778,000 from $12,049,000 for the nine months ended September 30, 1996 and decreased as a percentage of total revenues to 48% in the fiscal 1997 period from 51% in the fiscal 1996 period. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first nine months of 1997.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $2,456,000 for the three months ended September 30, 1997 from $1,395,000 for the three months ended September 30, 1996 and decreased as a percentage of total revenues to 8% in the fiscal 1997 period from 12% in the fiscal 1996 period. For the nine months ended September 30, 1997, general and administrative expenses increased to $6,930,000 from $2,823,000 for the nine months ended September 30, 1996 and decreased as a percentage of total revenues to 9% in the fiscal 1997 period from 12% in the fiscal 1996 period. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first nine months of 1997.

OPERATING INCOME AND OPERATING MARGIN

Operating income increased to $8,470,000 for the three months ended September 30, 1997 from $2,103,000 for the three months ended September 30, 1996 and operating margin increased to 26% in the fiscal 1997 period from 19% in the fiscal 1996 period. For the nine months ended September 30, 1997, operating income increased to $18,091,000 from $3,372,000 for the nine months ended September 30, 1996 and operating margin increased to 24% in the fiscal 1997 period from 14% in the fiscal 1996 period. These increases in operating income and margin were due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel. The Company does not expect operating margins to remain as high as the level of the operating margin for the first nine months of 1997.

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

NET INCOME

The Company had net income (after provision for income taxes) of $5,702,000 for the three months ended September 30, 1997 compared to net income of $1,593,000 for the three months ended September 30, 1996. Net income per share increased to $0.14 per share in the third quarter of 1997 from $0.04 in the comparable period in 1996. Net income increased as a percentage of total revenues to 17% in the three months ended September 30, 1997 from 14% in the three months ended September 30, 1996. The Company had net income of $12,520,000 for the nine months ended September 30, 1997, compared to net income of $2,492,000 for the nine months ended September 30, 1996. Net income per share increased to $0.31 per share for the nine months ended September 30, 1997 from $0.06 in the comparable period in 1996. Net income increased as a percentage of total revenues to 16% in the nine months ended September 30, 1997 from 11% in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments increased to $75,993,000 as of September 30, 1997 from $72,387,000 as of December 31, 1996, representing approximately 60% of total assets. This increase was primarily attributable to net income and increases in accrued expenses and deferred revenue and issuances of common stock, partially offset by increases in accounts receivable and purchases of property and equipment.

The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

FACTORS AFFECTING OPERATING RESULTS

Limited Operating History. The Company commenced operations in July 1993 and shipped version 1.0 of Siebel Sales Enterprise in April 1995 and version 2.2 of Siebel Service Enterprise in December 1996. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development. The new and evolving markets in which the Company operates make these risks and uncertainties particularly pronounced. To address these risks, the Company must, among other things, successfully implement its sales and marketing strategy, respond to competitive developments, attract, retain, and motivate qualified personnel, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. The Company expects to continue to devote substantial resources to its product development and sales and customer support and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. The Company's limited operating history makes it difficult to predict accurately future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be profitable in any future quarter or period.

Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In 1996 and the first nine months of 1997, approximately 46% and 39%, respectively, of the revenues of the Company were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has relationships with Itochu Corporation and Itochu Techno-Science Corporation, among others. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's customers and potential customers frequently rely on Andersen Consulting, as well as other third-party system integrators to develop, deploy and/or manage Siebel Enterprise Applications. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason such integrators do not have or devote the resources necessary to facilitate implementation of the Company's products or if such integrators adopt a product or technology other than Siebel Enterprise Applications, the Company's business, operating results and financial condition could be materially and adversely affected.

Limited Deployment. Many of the Company's customers are in the pilot phase of implementing the Company's software. There can be no assurance that enterprise-wide deployments by such customers will be successful. The Company's customers frequently contemplate the deployment of its products commercially to large numbers of sales, marketing and customer service personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. The Company's products are being deployed on a variety of computer hardware platforms and used in connection with a number of third-party software applications and programming tools. Such deployments present significant technical challenges, particularly as large numbers of sales, marketing and customer service personnel attempt to use the Company's product concurrently. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition to revenues from new customers, the Company expects that a significant percentage of any future revenues will be derived from sales to existing customers. However, such customers are not contractually committed in all cases to purchase additional licenses. If existing customers have difficulty further deploying Siebel Enterprise Applications or for any other reason are not satisfied with Siebel Enterprise Applications, the Company's business, operating results and financial condition would be materially and adversely affected.

Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales, marketing and customer service information systems, and the Company faces competition primarily from customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of the Company's customers and potential customers have in the past attempted to develop sales, marketing and customer service information systems, in-house either alone or with the help of systems integrators and there can be no assurance that the Company will be able to compete successfully against such internal development efforts.

The Company relies on a number of systems consulting and systems integration firms, particularly Andersen Consulting, for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with the Company's competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially and adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with, or support of, the Company and its products.

A large number of personal, departmental and other products exist in the sales, marketing and customer service information systems market. Some of the Company's current and potential competitors and their products include Symantec (ACT!), Borealis Corporation (Arsenal), Early Cloud & Co. (CallFlow), Clarify, Inc. (ClearSales, ClearSupport), IMA (EDGE), Marketrieve Company (Marketrieve PLUS), Oracle Corporation (Oracle Sales and Marketing), Pivotal Software, Inc. (Relationship), SalesBook Systems (SalesBook), SalesKit Software Corporation (SalesKit), Scopus Technology, Inc. (SalesTEAM, ServiceTEAM, Voyager), Aurum Software, Inc. (SalesTrak) (recently acquired by Baan Company N.V.), Saratoga Systems (SPS for Windows), Brock International (Take Control Sales), and The Vantive Corporation (Vantive Enterprise). Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company.

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

International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 31% of the Company's total revenues in the first nine months of 1997. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Enterprise Applications. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected.

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

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is engaged in certain legal proceedings as disclosed in the Company's Annual Report on Form 10-K and in the Company's Form 10-Q for the quarter ended June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's first registration statement, filed on Form S-1 filed under the Securities Act of 1933 (No. 333-12061), was June 27, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on June 27, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC, Montgomery Securities and Robertson, Stephens, & Company LLC.

Pursuant to the Registration Statement, the Company sold 2,094,450 shares of its Common Stock for its own account, for an aggregate offering price of $33,113,000, and 163,000 shares of its Common Stock for the account of certain selling stockholders, for an aggregate offering price of $2,577,030.

The Company incurred expenses of approximately $1,125,000. All such expenses were direct or indirect payments to others. The net offering proceeds to the issuer after total expenses was $31,988,000.

The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in U.S. Government obligations and certificates of deposit. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number           Description of Document
     ------           -----------------------
     (3)3.3     Restated Certificate of Incorporation of the Registrant, as amended.

     (1)3.4     Bylaws of the Registrant.
  (1)(3)4.1     Reference is made to Exhibits 3.3 and 3.4.
     (1)4.2     Specimen Stock Certificate.
     (1)4.3     Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.
     (5)4.4     Form of Registration Rights Agreement, dated October 1, 1997 between the Registrant and certain stockholders.
     (6)4.5     Form of Registration Rights Agreement, dated November 1, 1997 between the Registrant and certain stockholders.
     (3)10.1    Registrant's 1996 Equity Incentive Plan, as amended.
     (3)10.2    Registrant's Employee Stock Purchase Plan, as amended.
     (1)10.3    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
     (4)10.4    Registrant's Deferred Compensation Plan, dated January 10, 1997.
  (1)(2)10.6    Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen
                Consulting LLP.
     (1)10.9    Assignment Agreement, dated September 20, 1995, by and between the Registrant and
                Thomas M. Siebel.
     (1)10.10   Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad
                Associates and Clocktower Associates.
     (5)10.11   InterActive Workplace, Inc. 1996 Stock Option Plan.
     (6)11.1    Statement Regarding Computation of Net Income Per Share.
     (6)27.1    Financial Data Schedule.


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

  (5)   Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-36967), as amended.

  (6)   Filed herewith.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SIEBEL SYSTEMS, INC.



Date:  November 12, 1997                 By:    /s/  Howard H. Graham
                                            -----------------------------
                                                  Howard H. Graham
                                         Senior Vice President Finance and
                                     Administration and Chief Financial Officer