Form 10-K
period 1997-12-31
SIEBEL SYSTEMS INC
filed 1998-03-17
CIK 1006835

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 4, 1998 as reported on the Nasdaq National Market was approximately $880,799,528. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1997. This determination of affiliate status is not a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 12, 1998, was 35,716,709. Share and per share information do not reflect the 100% stock dividend on the registrant's common stock to be paid on March 20, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
PART I.
Item  1. Business.........................................................   2
Item  2. Properties.......................................................  23
Item  3. Legal Proceedings................................................  23
Item  4. Submission of Matters to a Vote of Security Holders..............  24
PART II.
Item  5. Market for Registrant's Common Stock and Related Stockholder
 Matters..................................................................  24
Item  6. Selected Financial Data..........................................  25
Item  7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  25
Item  8. Financial Statements and Supplementary Data......................  31
Item  9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  31
PART III.
Item 10. Directors and Executive Officers of the Registrant...............  31
Item 11. Executive Compensation...........................................  31
Item 12. Security Ownership of Certain Beneficial Owners and Management...  31
Item 13. Certain Relationships and Related Transactions...................  31
PART IV.
Item 14. Exhibits, Financial Statements and Reports on Form 8-K...........  32
SIGNATURES................................................................  51

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for its 1998 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

                                    PART I

  The statements contained in this Annual Report on Form 10-K (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed under the heading "Risk Factors" on page 29 in Item 7 and elsewhere in this Report.

ITEM 1. BUSINESS

OVERVIEW

  Siebel Systems, Inc. ("Siebel," "Siebel Systems" or the "Company") is an industry leading provider of enterprise-class sales, marketing and customer service information software systems. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

  In today's increasingly competitive global markets, businesses must continuously improve their operations. Having spent considerable effort and resources in previous years automating finance, manufacturing, distribution, human resources management, and general office operations, many businesses are now looking to apply the leverage of information technology to their sales, marketing and customer service processes. Unlike previous automation efforts which have focused on decreasing expenses, sales, marketing and customer service information systems focus primarily on increasing revenues.

  The Siebel Enterprise Applications are comprised of a broad range of advanced client/server application products designed to allow corporations to deploy comprehensive customer information systems, product information systems, competitive information systems, and decision support systems on a global basis. The Company's products provide support for multiple languages and multiple currencies with support for a number of frequently interdependent distribution channels, including direct field sales, telesales, telemarketing, distribution, retail and Internet-based selling and support.

THE SIEBEL SOLUTION

  The Company is a leading provider of Internet-enabled, object oriented, enterprise-class sales, marketing and customer service information systems designed to meet the needs of even the largest multi-national organizations.

  The Siebel Enterprise Applications are designed to offer users a customer information solution that is functionally comprehensive, is built upon a modern technology foundation, and scales to meet the requirements of global organizations with thousands of concurrent users and very large data stores. The Siebel solution is designed to be easily and extensively configured to meet industry-specific and company-specific data processing and data presentation requirements.

 Functionally Complete

  The Siebel Enterprise Applications are designed to provide comprehensive functionality for sales, marketing and customer service information systems. The products are intended to enable the organization to deploy enterprise-wide customer information systems, product information systems, competitive information systems and decision support systems. Specific functionality includes opportunity and account management, product and revenue forecasting, quote generation, on-line sales tools, contact and activity management, correspondence and fulfillment. The Siebel Enterprise Applications fully support team selling across multiple distribution channels, including field sales, telesales, telemarketing and resellers. The Siebel products are designed to improve internal and external communications by integrating with e-mail, intranet and Internet services.

 Modern Technology Foundation

  The Siebel solution takes advantage of advanced developments in technology and computing trends, including Internet and intranet interoperability, client/server architecture, configurable business object technology (BusObjects), 32-bit processing capability, modern client operating systems (Microsoft Windows 95 and Windows NT), relational database servers, modern development environments (Microsoft Visual C++ and Microsoft Foundation Class Libraries (MFC)), inter-application communications technologies (Microsoft OLE 2/Com) and database synchronization and replication.

  The Company believes that the use of these modern and industry-standard development tools and technologies has allowed Siebel Systems to rapidly develop a comprehensive, configurable, scalable, enterprise-wide customer information solution. The Company has found that sales of the Siebel Enterprise Applications have been facilitated by the fact that its customers and prospects have often adopted as their MIS standards these same technologies used by the Company to build its products.

  The Company believes that the technologies utilized to build Siebel Enterprise Applications--many of which became commercially available in the mid-1990s--are required to build applications of this nature and scope. Prior to the advent of these technologies, it was technically difficult to build an application robust enough to solve the information requirements of global sales, marketing and customer service organizations. The Company believes that its use of these technologies provides the Company with a significant market advantage.

 Internet-Enabled

  The Siebel Enterprise Applications are designed to allow organizations to harness the power of the Internet to facilitate the sales, marketing and customer service process. The Siebel Enterprise Applications enable organizations to use the Internet today for collecting leads, for accessing product, company and competitive information through the World Wide Web, for communicating with prospects and customers via Internet-based electronic mail and for synchronizing and replicating data for remote computing.

  Many companies are using their home page to collect sales leads and customer service information. The information that prospects and customers enter on these web-based forms, (e.g., name, address, etc.) can be automatically loaded into Siebel Enterprise Applications using a standard CGI (Common Gateway Interface) to the Siebel Open Interface product. Sales leads can then be automatically processed by the Siebel Enterprise Applications Territory Manager, assigned, and distributed to the appropriate sales representatives for follow up.

  Siebel customers can also integrate Siebel Enterprise Applications and the Siebel Marketing Encyclopedia with a web browser, such as Microsoft Internet Explorer, to allow their sales and marketing professionals to automatically access remotely stored and managed sales and marketing information using the World Wide Web. In this fashion, sales, marketing, and customer service personnel can readily gain remote access to a broad range of product marketing materials including product catalogues, data sheets and annual reports.

  Using Siebel Enterprise Applications, sales and service professionals can send correspondence and quotes to their prospects and customers via Internet-based electronic mail.

  Siebel Remote offers support for sales and service representatives using the Internet to synchronize their remote laptop computers with the corporate databases. Users can employ a local Internet access point to communicate "directly" with the corporate headquarters to exchange account information, access new leads, and update service requests. The Company believes the ability to use the Internet for data synchronization or "docking" offers significant communications cost savings to Siebel users and allows easy, local and lower cost computer access globally.

 Enterprise Scalability

  The Siebel solution is designed to scale to meet the needs of organizations whose sales forces range in size from fifty to thousands, including even the largest global organizations. Many of the Company's customers have purchased Siebel Enterprise Applications with the goal of automating thousands of sales, marketing and customer service professionals accessing multiple gigabyte data repositories. Most of the Company's customers are currently in the early stages of enterprise-wide deployment. The largest production deployments of Siebel Enterprise Applications to date are measured in thousands of sales professionals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limited Deployment."

 BusObject Configurability

  Siebel Systems employs the use of BusObjects, highly configurable object oriented business objects, as the basic building blocks of Siebel Enterprise Applications. Included in the family of Siebel BusObjects are Opportunity, Account, Customer, Product, Competitor and Campaign. The BusObjects contain semantic information about the sales, marketing and customer service entities as well as presentation and navigation logic. BusObjects control the physical access of information from data sources, organize and inter-relate that information and present the information to the user. The Siebel Enterprise Applications are comprised of a collection of these BusObjects. Highly configurable at the object code level, Siebel BusObjects are designed to allow organizations to rapidly configure the application to meet their business requirements while ensuring a clear and consistent upgrade path for future releases. This flexibility is expected to substantially reduce the long term maintenance costs associated with deploying a highly configured application.

MARKET STRATEGY

  The Company's objective is to establish and maintain a clear market leadership position in the sales, marketing and customer service information systems market. The Company's strategy incorporates the following key elements:

 Target Large Multi-National Customers in a Broad Range of Industries

  The Company has designed Siebel Enterprise Applications to satisfy the most rigorous sales, marketing and customer service information requirements of multi-national corporations that frequently employ multi-tiered distribution strategies. Siebel Enterprise Applications are intended to be deployed on a global basis, and provide shared, up-to-date information for field sales, telemarketing, telesales, marketing, customer service, and third party reseller sales organizations. The Company intends to leverage its experience and continue to target product development, sales and marketing activities to expand worldwide market acceptance of Siebel Enterprise Applications.

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

  The relationship between Siebel Systems and Andersen Consulting is non-exclusive. Siebel Systems frequently utilizes other systems integrators, including Price Waterhouse LLP, Cambridge Technology Partners (Massachusetts), Inc., Deloitte & Touche LLP and Inforte Corp. to provide Siebel-related professional services.

  The Company has technology and marketing relationships with other leading companies such as Microsoft Corporation, Compaq Computer Corporation, Itochu Corporation and Itochu Techno-Science Corporation (collectively, "Itochu") and intends to establish additional relationships.

  These relationships allow the Company to focus on its core areas of expertise of developing and marketing sales, marketing and customer service information systems software, while leveraging the strength and influence of complementary information technology leaders in their respective domains.

 Fully Exploit Intranets and the Internet

  The Siebel Enterprise Applications have been designed to expand the accessibility of comprehensive sales, marketing and customer service information to sales, marketing and customer service representatives through the use of intranets and the Internet as a global, low-cost, virtual private network. The Company believes that the Internet will enable the entire corporate sales, marketing and customer service information base, currently only available to users connected over a LAN (local area network) or WAN (wide area network), to be available without geographic limitation for the low cost of a local Internet connection. This capability will allow organizations to deploy targeted, fully-informed sales, marketing and customer service professionals wherever needed without the expense and overhead of physical offices or private leased lines. The Company plans to continue to exploit the Internet and believes that in the future it will allow customers to access comprehensive information systems which recommend and deliver customized products, goods and services directly to customers worldwide.

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

 Expand Global Sales Capabilities

  The Company intends to expand its global sales capabilities by increasing the size of its direct sales organization in major markets and continuing to leverage distributors in other selected markets. In particular, the Company plans to expand its direct sales and marketing activities in Asia, Australia, Europe, South America and North America. The Company has operations in Australia, Brazil, Canada, Colombia, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Sweden, Switzerland, the United Kingdom, and the United States, and has introduced with Itochu localized versions of Siebel Enterprise Applications for the Japanese market. The Company also has developed localized versions for several major European markets. The Company is currently developing other localized versions, which will be released as market conditions warrant.

VERTICAL PRODUCTS

 Consumer Packaged Goods

  Siebel Consumer Packaged Goods (CPG) is designed to deliver a fully integrated, closed-loop selling process designed specifically to support the unique selling process within consumer goods sector and is optimized for key account management and retail sales.

  Siebel CPG is designed to support these selling processes by augmenting standard product modules from Siebel Sales Enterprise with consumer goods specific product modules. Siebel CPG utilizes standard product modules such as Account/Store Management, Contact Management, Activity Management, Team Selling, Calendar and Marketing Encyclopedia. These tools cross the bounds of key account management and retail sales as they can be applied across both selling organizations. Additional consumer goods product modules are combined with these standard product modules. These modules include trade funds management, promotion planning, shipment and consumption analysis, retail activity assignment, retail activity execution and post event promotion analysis.

 Pharmaceutical

  Siebel Pharma is designed to provide pharmaceutical companies with unparalleled functionality to support not only the unique selling and marketing strategies to roll out and successfully brand new products, but the entire range of sales, marketing support, and customer service activities as well. As a result, sales representatives can now target physicians who will most likely prescribe their products, easily track return on investment in sample programs and effectively manage their call schedules to meet customer requirements and maximize their sales call productivity.

  Siebel Pharma features easy-to-use and comprehensive Account, Contact and Time Management tools that allow sales professionals to understand and address the needs of their medical professional and health care institution customers. Additionally, complete Sample Management capabilities allow sales professionals to easily track the stock of samples used in the promotion process, including quantities, lot numbers and usage tracking. And deep analytical capabilities allow sales professionals, sales managers and brand managers to understand the dynamics of the market and target more effectively to high-prescribing physicians.

 Insurance

  Siebel Insurance is an industry-specific sales, marketing and customer service solution designed to meet the insurance industry's unique requirements for a front-office policy, quoting, acquisition and servicing systems. Siebel Insurance introduces new policy and claims management functionality for the personal lines, commercial and life insurance lines of business and is designed to increases sales and service productivity, improve customer satisfaction and enhance cross-selling and up-selling opportunities to the end customer. Siebel Insurance supports client management, campaigns, new quotes, policy management and claims management for personal lines of business.

PRODUCTS

  The Siebel Enterprise Applications are client/server application software product families designed to meet the sales, marketing and customer service information system requirements of large, frequently multi-national, organizations. Each is comprised of a broad range of advanced client/server application products designed to allow corporations to deploy comprehensive customer information systems, product information systems, competitive information systems and decision support systems on a global basis. The Company shipped Siebel Sales Enterprise version 1.0 in April 1995, and subsequently shipped version 2.0 in November 1995 and version 3.0 in February 1997. The Company shipped Siebel Service Enterprise version 2.2 in December 1996, and subsequently shipped version 3.0 in February 1997.

  The Siebel Enterprise Applications support Windows for Workgroups, Windows 95 and Windows NT Workstation clients. The Siebel application server operates on Windows NT and can work with Microsoft, Oracle, Sybase and Informix relational databases operating on a variety of leading UNIX servers and Windows NT database server platforms.

  The Company generally licenses its software based on the number of users. Siebel Sales Enterprise and Siebel Service Enterprise each have a U.S. list price of $1,350 per user, or $1,950 per user if both applications are licensed together. The price for Siebel Marketing Enterprise is $2,700 per user. Additional product options range from $100 to $500 per module. As of December 31, 1997, the average dollar value of the Company's licensing transactions was approximately $580,000. The total number of licensed users of the Siebel Enterprise Applications as of such date was approximately 86,000 users, and the average number of users per customer was approximately 700 users.

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

  The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

 Siebel Sales Enterprise

  The Siebel Sales Enterprise is designed to allow teams of sales and marketing professionals to manage sales information throughout the entire sales cycle. This core application includes the Opportunity Management, Account Management, Contact Management, Activity Tracking and Calendar Systems.

  The Siebel Sales Enterprise product family includes Siebel Marketing Encyclopedia, Siebel Office, Siebel Quotes, Siebel Revenue Forecasting, Siebel Product Forecasting, Siebel Reports, Siebel EIS, Siebel Tele-Business, Siebel Remote Client, Siebel Target Account Selling, Siebel BusObject Designer, Siebel Systems Administration and Management Software, Siebel CPG, Siebel Pharma, and Siebel Insurance. Siebel Systems Administration and Management Software components include Siebel BusObject Configurator, Siebel Marketing Manager, Siebel Sales Manager, Siebel Anywhere, Siebel Enterprise Integration Manager and Siebel Database Extension Manager.

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

 Siebel Marketing Enterprise

  The Company is currently developing an additional base application known as Siebel Marketing Enterprise which it expects to ship in the first half of 1998. The Siebel Marketing Enterprise is designed to allow marketing professionals, sales and service managers, and business analysts to monitor overall company performance and the effectiveness of company programs and activities. Siebel Marketing Enterprise is designed to extract information from Siebel Sales Enterprise, Siebel Service Enterprise and Siebel Call Center into a customer data mart, designed for fast data analysis. Siebel Marketing Enterprise is designed to include a broad range of pre-built analyses about customers, sales pipeline, customer service, competitors, campaigns, and products, allowing managers and analysts to drill down into key operational details.

 Siebel Product Advantages

  Application Configuration

  The Company's customers each have unique business needs requiring varying levels of application configuration. For instance, different organizations may use a combination of direct sales, field sales, telesales or third-party sales. The Company believes it has anticipated these needs and provides configurable business objects to allow organizations to configure the application to fit their unique requirements. Each business object defines the look and feel, the information displayed and the workflow of the application to address major areas of business functionality. For example, a business object may contain the business logic and rules that describe how leads and prospects are shared across multiple sales channels. The Company provides a range of business objects that address the sales, marketing and customer service process.

  The Siebel Enterprise Applications are designed to allow organizations to configure and modify the properties and attributes of the business objects without needing to change application source code. The Company believes this approach to configuration provides several key benefits:

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

 Siebel Application Upgrader

  The Siebel Application Upgrader module reduces time and cost of version upgrades by allowing the Company's customers to better determine what changes are available with each release of the Siebel Enterprise Applications, and compare unique object customizations from prior release with changes in the new release. Siebel Application Upgrader provides systems administrators with notification of conflicts between object customizations and new releases, automatically merges differences between object definitions, and allows administrators to manually override and apply any changes.

 Data Synchronization and Replication

  Typically, field sales, telesales, customer service and order administration personnel all have contact with the same customers. Sharing information about customers across often geographically dispersed sales teams can be difficult. The challenge is to provide every member of the sales team with up-to-date information on the account or prospect. Siebel Remote, the Company's asynchronous replication technology, addresses the data synchronization and distribution needs of these sales teams. Siebel has applied for a patent on its proprietary data synchronization and replication technology. See "-- Intellectual Property and Other Proprietary Rights."

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

  Giving multiple users update rights can create conflicts, particularly when some users operate in a mobile environment and are not permanently connected to the central data repository. The Siebel Enterprise Applications support an extensive set of configurable business rules that detect and resolve conflicts at the database field level.

  Siebel uses a sophisticated "net change" architecture with highly compressed transaction instructions designed to minimize network traffic, reduce data synchronization time and limit network expense. Siebel's architecture is network independent, allowing data synchronization to occur over LAN, WAN, dial-up, as well as intranet and Internet connections.

 User Interface

  The Siebel Enterprise Applications have been ergonomically designed by human factors experts to be easy to use and easy to learn. The use of Microsoft Windows and Microsoft Office compliant user interface technology is intended to ensure that users are immediately familiar with buttons, menus and industry-standard commands. A tab metaphor allows users to click a mouse and view the key components of their sales and marketing information system. Siebel's patented Thread Manager technology displays, records and restores the user's screen-by-screen navigation. System-wide, context sensitive help provides immediate answers to questions.

 Scalability and Performance

  Scalability and performance are key considerations in enterprise-wide deployments of customer information systems. For large deployments, thousands of users need to access a common data repository that may contain tens of gigabytes of information. Scalability and performance are impacted by design and implementation of both the client and server side of the application. The Siebel Enterprise Applications are designed to address the performance and usability issues that arise in large-scale deployments.

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

  Built for multi-national customers, Siebel software supports international standards in several ways, including support for:

    . Local language support for non-English application deployment

    . Multiple currencies, exchange rates and automatic currency conversions

    . International time, date and phone number conventions

    . Double-byte Asian character sets

  The Company introduced with Itochu a localized version of the Siebel Enterprise Applications for the Japanese market. The Company also has developed localized versions of the Siebel Enterprise Applications for several major European markets. The Company is currently developing other localized versions, which will be released as market conditions warrant.

TECHNOLOGY

  The Siebel Enterprise Applications exploit an advanced information technology platform. The Siebel products embrace and incorporate the utility and power of the Internet. The applications are built on a multi-tiered client/server architecture supporting Microsoft Windows clients and a variety of Windows NT and UNIX servers running Informix, Microsoft, Oracle and Sybase relational databases. The technology foundation includes object oriented application development, Microsoft Visual C++, MFC Libraries, OLE 2/Com, 32- or 16-bit processing and Microsoft Windows and Microsoft Office user interface compliance. The Siebel applications are modern, scalable and customizable enterprise-wide client/server sales and marketing information systems. The applications use a multi-tiered architecture with separate client, application server and database server layers connected together over a LAN or a WAN.

 The Siebel N-Tiered Architecture

  The Company has developed an advanced, N-tiered object oriented software architecture. The software architecture is designed to provide Siebel customers with robust flexibility in application deployment to meet the unique needs of the organization. Siebel's N-tiered architecture is designed to allow customers the flexibility of deploying their applications on remote pen-based and laptop computers, on standalone desktop workstations, on client/server systems, on highly distributed replicated "mainframe" server environments, and on the Internet, or any combination thereof.

  Siebel's N-tiered architecture separates the information presentation, application logic, database access, and interprocess communications layers into separate tiers in order to partition and distribute the application components to run where necessary.

  Siebel's N-tiered architecture currently supports the following application deployments: Personal Computing for mobile sales and service professionals and Client/Server for connected sales and service professionals. The Company expects that this architecture can be further exploited to support additional Internet-enabled application deployment configurations in future Siebel product releases, including the Virtual Computing for Internet-connected sales professionals, resellers, partners and individual buyers.

 Personal Computing

  Siebel Personal Computing supports mobile sales and service professionals who typically use either laptops or hand-held portable computers. These users are not permanently connected to their organization's network and usually run the client disconnected from the central database. Mobile clients have a local SQL database that contains a subset of the information in the server database. While the field sales representative is disconnected from the LAN or WAN, the local database is used for information access and updates. This gives mobile users the complete range of functionality available to connected users anywhere their business takes them. The Company's patent-pending technology allows for exchange and synchronization of information between the mobile and server databases, using LANs, WANs, dial-up or the Internet.

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

  Siebel Virtual Computing is being designed to deliver one-to-one sales, marketing and service on a global basis. The Company believes this may well re-define the concept of "selling on the Internet." Today, buyers can order anything from consumer goods to automobiles using the Internet to browse home pages and tour virtual shopping malls. This passive approach to selling can be characterized as using the Internet simply as an inexpensive way to deliver an electronic catalog. Electronic catalogs do not currently lead customers through the product evaluation and selection phase, do not up-sell or cross-sell, only offer limited customized alternatives, and add no incremental value to the selling process. The Company believes that such electronic catalogs are not a replacement for a true sales professional who can identify the specific product configuration that best suits the customers' needs and requirements.

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

  The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company must support Siebel Enterprise Applications and the Company's other products on a variety of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Siebel Enterprise Applications and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements that respond to technological developments, evolving industry standards or changing customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace. If release dates of any future Siebel Enterprise Application enhancements or new products are delayed or if these products or enhancements fail to achieve market acceptance when released, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors or major hardware, systems or software vendors may cause customers to defer or forgo purchases of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  During 1997, 1996, and 1995, the Company had product development expenses of $13.3 million, $5.9 million, and $2.8 million, respectively.

CUSTOMERS AND MARKETS

  Siebel has targeted large organizations operating globally and conducting business through multiple sales channels. The Company believes this market has been underserved by existing vendors and offers substantial opportunities to the Company. The following is a representative list of customers of the Company as of December 31, 1997.

  FINANCIAL SERVICES                       HIGH TECHNOLOGY
   . Charles Schwab & Co., Inc.             . Altera Corporation
   . Nationsbanc Montgomery                 . BMC Software, Inc.
       Securities, Inc.                     . Compaq Computer Corporation
                                            . Digital Equipment Corporation
  BANKING                                   . Hewlett-Packard
   . Nationsbanc Services, Inc.             . LSI Logic Corporation
   . Texas Commerce Bank National           . Mentor Graphics Corporation
        Association                         . Novell, Inc.
                                            . Peoplesoft, Inc.
  INSURANCE                                 . Sybase, Inc.
   . Connecticut General (Cigna)
   . Diversified Distribution Services,    TRANSPORTATION
       a member of The Travelers Group      . American President Companies
   . Nationwide Mutual Insurance Company        Ltd.
   . The Prudential Insurance Company
        of America                         CONSUMER PACKAGED GOODS
                                            . British-American Tobacco Company
  PHARMA                                        Limited
   . Bayer Yakushin, Ltd.                   . The Dial Corp
   . Berlex Laboratories, Inc.              . Kellogg Company
   . Hoechst Marion Roussel, Ltd.           . The Quaker Oats Company

  TELECOMMUNICATIONS                       MANUFACTURING
   . Lucent Technologies, Inc.              . AMP Incorporated
   . MCI Telecommunications Corporation     . Siemens
   . Telecom Finland OY                     . The Dow Chemical Company
   . Telenor Mobil AS
                                           UTILITIES
  SERVICE
   . Andersen Consulting LLP                . AEP Energy Solutions, Inc.
                                            . Halliburton Energy Services


  The Siebel Enterprise Applications have been selected for use by a wide variety of industries as illustrated by the following customer examples:

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

 High Technology

  Compaq chose Siebel Sales Enterprise because of its advanced technology and Siebel's in-depth understanding of the sales process. Initially, Compaq plans to roll out Siebel Sales Enterprise in its U.S. geography in order to maximize administrative efficiency for their widely-dispersed field sales, field service engineering, reseller management, channel management, reseller sales consulting, marketing and call center professionals.

MARKETING

  The Company's marketing efforts are directed at establishing a market leadership position for Siebel Systems. Targeted at sales, marketing, customer service and information technology executives within large, multi-national organizations, Siebel's marketing programs are focused on creating awareness and generating interest in the Siebel solution.

  Siebel Systems is an active participant in the Digital Consulting Inc. (DCI) Sales Force Automation Conferences, a leading international conference and trade show in the sales and marketing information systems marketplace. In 1997, the DCI conferences were held in San Jose, Chicago, Toronto, Boston and New York. These conferences featured Thomas M. Siebel, Chairman and Chief Executive Officer of the Company, delivering the plenary Keynote Address. In addition, Siebel Systems demonstrated its products and showcased its partners' solutions. The Company intends to participate in each of the 1998 DCI conferences being held in San Jose, Chicago, Boston and New York. In addition, Thomas Siebel is a frequent speaker at many software industry events, including the Sales Automation Association and Insight Technology Group's Chief Sales Officer Conferences, as well as the Andersen Global Consulting Seminar.

  Siebel's marketing personnel engage in a variety of marketing activities, including managing and maintaining the Siebel web site, issuing newsletters, making direct mailings, placing advertisements, conducting public relations and establishing and maintaining close relationships with recognized industry analysts.

SALES

  As of December 31, 1997, the Company's sales force consisted of 161 employees located in ten offices around the world. In addition to the Company's direct presence in Japan, sales in the Asia/Pacific market are leveraged through distribution agreements with several distributors, including Itochu, NEC, Hitachi and Matsushita. The Company also has several other distributors which distribute the Company's products around the world. The Company intends to continue to add sales representatives and sales consultants worldwide. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Siebel Enterprise Applications. To the extent that the Company is unable to do so in a timely manner, its international sales will be limited, and it's business, operating results and financial condition could be materially and adversely affected.

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

  The Company manages its business using the Siebel Enterprise Applications, running on the Company's intranet. The Siebel product is used to manage all aspects of the sales process and to share information among members of the sales team and Siebel management.

  The Company believes that the deployment of an integrated sales, marketing and customer service information system offers a distinct competitive advantage and that focusing corporate resources on revenue generating systems offers greater return than automation efforts focused on cost reduction in areas such as human resources and accounting. The Company believes its customers' understanding of this fact establishes the value of the Siebel Enterprise Applications and shortens the Company's sales cycle.

  The Company's sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, company overview, product demonstration, proposal generation and contract negotiations. In a number of instances the Company believes that its relationships with strategic partners, including systems integrators, has substantially shortened the Company's sales cycle. Partners have generated and qualified sales leads, made initial customer contacts and assessed needs prior to Siebel's introduction. Additionally, systems integration partners have assisted the Company in the creation of customized presentations and demonstrations which the Company believes enhance the competitive position. While the sales cycle varies substantially from customer to customer, for initial sales it has ranged to date from two to eighteen months, due to the fact that the license of the Company's products is often an enterprise-wide decision by prospective customers involving a significant level of customer education and is associated with a significant commitment of customer resources. The Company's sales and implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays in its customers' implementation of client/server computing environments. Delay in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter.

  Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates and the ability of the Company to develop and market new products and control costs. In addition, the decision to implement a sales and marketing information system is discretionary, involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. The Company's sales generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the revenue and quarterly results of the Company. The timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle. The Company's operating expenses are based on anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. To date, the Company has not experienced significant seasonality of operating results. The Company expects future revenues for any period may be affected by the fiscal or quarterly budget cycles of its customers. As a result of these and other factors, revenues for any period are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the Company's future operating results from time to time will not meet the expectations of market analysis or investors, which would likely have an adverse effect on the price of the Company's Common Stock. In addition, fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

  To date, the Company has sold its products primarily through its direct sales force and has supported its customers with its technical and customer support staff. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales, technical and customer support personnel and establishing and maintaining relationships with its strategic partners. The Company believes the complexity of its products and the large-scale deployment anticipated by its customers will require a number of highly trained customer support personnel. There can be no assurance that the Company will successfully expand its technical and customer support staff to meet customer demands. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect Siebel's business, operating results and financial condition.

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

  Andersen Consulting provides Siebel-related professional services including sales force reengineering, change management, system integration, configuration, installation, project management and training. Andersen Consulting operates Siebel Configuration Centers in San Mateo, Minneapolis, London and Tokyo. Siebel believes that this relationship provides Siebel and Siebel's customers immediate access to a highly trained global professional service organization to customize, integrate and deploy medium- and large-scale Siebel deployments. Andersen Consulting has provided system integration services in connection with a majority of the Company's customers to date.

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

 Other Systems Integrators

  The relationship between Siebel Systems and Andersen Consulting is non-exclusive. Siebel Systems frequently utilizes other systems integrators, including Price Waterhouse LLP, Cambridge Technology Partners (Massachusetts), Inc. Deloitte & Touche LLP and Inforte Corp., to provide Siebel-related professional services.

 Technology and Distribution Partners

  Itochu Techno-Science Corporation--Strategic Business Alliance

  Siebel and Itochu Techno-Science Corporation have entered into a strategic alliance agreement under which the two companies have agreed to jointly develop, promote, market, sell and support the Company's products in Japan. The companies have localized the Siebel products for the Japanese market and jointly promote and support these products in Japan. In connection with the alliance, Itochu Techno-Science Corporation and related entities have made an equity investment in the Company. Itochu Techno-Science Corporation is a large technology provider to the Japanese market, representing many leading companies including Sun Microsystems, Inc., Compaq Computer Corporation and Sybase, Inc. Itochu Techno-Science Corporation is a subsidiary of Itochu Corporation, which is one of the largest companies in the world.

  Under the agreement, Itochu Techno-Science Corporation has prepared Japanese localized versions of the Company's products, including the software, on-line help and training materials. Acting as the distributor of the Siebel products in Japan, Itochu Techno-Science Corporation promotes and markets the Siebel software to Japanese end-user organizations. A dedicated, full-time marketing team within Itochu Techno-Science Corporation coordinates the marketing, promotion and distribution efforts for the Siebel products. This marketing team promotes the Siebel products through marketing programs including seminars, trade shows and conferences. In addition, Itochu Techno-Science Corporation produces Japanese versions of Siebel sales tools and collateral.

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

  Compaq Computer Corporation

  Siebel and Compaq entered into a global partnership to provide integrated enterprise solutions for automating sales, telemarketing and call-center information systems. As part of the alliance, Siebel has selected Compaq as its software development and preferred deployment platform for Microsoft Windows NT and Compaq has selected Siebel as its preferred sales automation solutions partner. The companies will participate in joint testing, performance optimization and technology sharing, as well as coordinate field sales and support activities. The Company believes the partnership will allow customers to rapidly and cost-effectively develop and deploy customized sales information systems worldwide, based on Compaq platforms and the Siebel Enterprise Applications.

  Within the framework of this global partnership, Compaq and Siebel plan to work together to deliver Siebel-ready solutions that include portables, desktops, servers, networking products and services for customers and Compaq's partners. The companies intend to leverage each others' technologies and partnerships to optimize the use of Siebel applications on Compaq products. Compaq and Siebel also intend to create strategic account programs and provide joint training for their respective organizations and Compaq resellers to help ensure customers take full advantage of the alliance's benefits.

  In addition, the companies plan to cooperate on technical white papers and system sizing tools to help customers and resellers worldwide obtain optimum performance, reliability and scalability for Compaq/Siebel solutions. To familiarize customers and resellers with the benefits of this alliance, Compaq and Siebel will cooperate on joint sales and marketing programs including advertising, sponsorship of executive seminars, collateral development and participation in trade shows and key industry events.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under patent, trade secret, and copyright laws, which afford only limited protection. The Company currently has ten patent applications pending in the United States, and one issued patent. There can be no assurance that any patents issued to the Company will not subsequently be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patents issued to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into agreements with substantially all of its customers which require the Company to place Siebel Enterprise Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use the source code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

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

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Siebel Enterprise Applications to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. In addition, the Company is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially and adversely affect the Company's business, operating results and financial condition.

ACQUISITIONS

  In October 1997, the Company acquired InterActive WorkPlace, Inc. of Boston, Massachusetts, a developer of intranet-based business intelligence software technology that will be incorporated into the Siebel Enterprise Applications as the Siebel InterActive module. Under the terms of the agreement, InterActive WorkPlace's security holders received or will receive 459,000 shares of Siebel common stock in exchange for all outstanding shares and options in InterActive WorkPlace. The transaction was valued at approximately $15 million, and was accounted for as a purchase. InterActive WorkPlace became the Siebel InterActive business unit, responsible for product marketing and development of the Siebel InterActive module.

  In November 1997, the Company acquired Nomadic Systems, Inc. of Morris Plains, New Jersey, a provider of innovative business solutions to pharmaceutical sales forces that will be incorporated into the Siebel Enterprise Applications as the Siebel Pharma module. Under the terms of the agreement, Nomadic Systems' security holders received approximately 300,000 shares of Siebel common stock in exchange for all outstanding shares of Nomadic Systems. The transaction was valued at approximately $11 million and was accounted for as a purchase. Nomadic Systems became the Siebel Pharma business unit, responsible for product marketing and development of the Siebel Pharma module.

  In March 1998, the Company entered into a definitive agreement to acquire Scopus Technology, Inc. ("Scopus") of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock will be exchanged, at a fixed exchange ratio of .36405 (adjusted for any stock split or dividends or the like), for newly issued shares of common stock of the Company. This will result in the issuance of approximately
7.5 million additional Siebel shares (adjusted for any stock split or dividends or the like), valued at approximately $460 million, based upon the Company's closing price on Friday, February 27, 1998. In addition, all outstanding employee stock options of Scopus will convert into Siebel options at the same exchange ratio. The Company anticipates that the transaction will be accounted for as a pooling of interests, and will qualify as a tax-free reorganization. The acquisition of Scopus is subject to a number of closing conditions, including the approval of the acquisition by the Scopus shareholders and approval of the issuance of the Company's Common Stock in connection with the merger by the Siebel stockholders and there can be no assurance that such transaction will be completed. The failure to consummate the merger, for whatever reason, could have a material adverse effect on the Company's stock price and business. The transaction is expected to close in the second quarter of 1998. After the merger, the Company anticipates that Scopus will operate as the Company's customer service, field service, and call center business unit. In the event the Scopus acquisition is completed, the integration of products and personnel as a result of such acquisition will result in a significant diversion of the Company's management and other resources. There can be no assurance that difficulties will not arise in integrating the operations, products, personnel or businesses of Scopus. There can also be no assurance that the Company will be able to retain key technical, managerial and other employees. Failure to quickly and cost-effectively integrate such products or operations could have a material adverse effect on this Company's business financial condition and results of operations. In addition, the merger with Scopus may potentially result in the loss or delay of customer orders for either company, which could adversely affect the Company's operating results. See "Item 3. Legal Proceedings."

COMPETITION

  The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for sales, marketing and customer information systems. The Company faces competition from customers' internal development efforts, custom system integration products, as well as other application software providers that offer a variety of products and services designed to address this market. The Company believes that the market for global sales and marketing information systems has historically not been well served by the application software industry. The Company believes that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise.

 Internal Development

  Many of the Company's customers and potential customers have in the past attempted to develop sales, marketing and customer service information systems, in-house either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. However, since software development, support and maintenance are not core competencies of these organizations in some cases such projects are unsuccessful. The competitive factors in this area require that the Company produce a product that conforms to the customer's information technology standards, scales to meet the needs of large enterprises, operates globally and costs less than the result of an internal development effort. There can be no assurance that the Company will be able to compete effectively against such internal development efforts.

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

 Other Competitors

  A large number of personal, departmental and other products exist in the sales automation market. Companies (Products) such as Symantec (ACT!), Borealis Corporation (Arsenal), Saratoga Systems (Avenue), Early Cloud & Co. (CallFlow), Epiphany (Clarity, Momentum, Relevance), Clarify Inc. (ClearSales, ClearSupport), Sales Technologies (Cornerstone), Onyx (Customer Center), IMA
(EDGE), Applix (Enterprise), Dendrite International, Inc. (Force One), Marketrieve Company (Marketrieve PLUS), Firstwave Technologies, Inc. (Netgain), Broadvision, Inc. (One-To-One Application System), Oracle Corporation (Oracle Sales and Marketing, Oracle Service and Oracle Call, Front Office Application)), Pivotal Software, Inc. (Relationship), SAP AG (Sales Force Automation Solution) Software Artistry (SA-Expert Sales), SalesKit Software Corporation (SalesKit), SalesLogix (SalesLogix), Kiefer & Veittinger GmbH (K&V) International (SALES Manager) (SAP AG has recently announced its intention to acquire a 50% equity interest in K&V), Scopus Technology, Inc. (SalesTEAM, ServiceTEAM, Voyager), Aurum (SalesTrak) (recently acquired by Baan Company N.V.), MEI (UniverSell) and The Vantive Corporation (Vantive Enterprise) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes it competes favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, configurable business objects, Internet and intranet enablement, strategic alignments with industry leaders, support for the global enterprise, scalability allowing support for large user communities and a modern and enduring product architecture. In general, the Company has priced its products at or above those of its competitors, which pricing the Company believes is justified by the scope of functionality delivered and the performance characteristics afforded by the Company's products.

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

EMPLOYEES

  As of December 31, 1997, the Company had a total of 473 employees, of which 388 were based in the United States, 4 in Australia, 1 in Colombia, 8 in Canada, 1 in France, 15 in Germany, 14 in Japan, 6 in the Netherlands, 1 in Sweden and 25 in the United Kingdom. Of the total, 203 were engaged in sales and marketing, 110 were in product development, 117 were in customer support and 43 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS

  The executive officers of the Company as of February 1, 1998, and their ages as of such date, are as follows:

   NAME                   AGE POSITION
   ----                   --- --------
   Thomas M. Siebel......  45 Chairman, Chief Executive Officer and President
   Patricia A. House.....  43 Executive Vice President and Chief Operating
                              Officer
   Howard H. Graham......  50 Senior Vice President, Finance and Administration
                              and Chief Financial Officer
   Craig D. Ramsey.......  51 Senior Vice President, Worldwide Operations
   R. David Schmaier.....  34 Vice President, Product Marketing
   Stephen J. Sharp......  39 Senior Vice President, Worldwide Services

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

  HOWARD H. GRAHAM has served as the Company's Senior Vice President, Finance and Administration and Chief Financial Officer since January 1997. From February 1990 to December 1996, Mr. Graham served as Senior Vice President and Chief Financial Officer of Informix, Inc. From April 1988 to February 1990, Mr. Graham served as Senior Vice President Finance and Chief Financial Officer of Wyse Technology. From 1973 to 1988, Mr. Graham was employed by Zenith Electronics, most recently as Vice President Finance and Chief Financial Officer. Mr. Graham received a B.S. in management science from Carnegie-Mellon University and an M.B.A. from the University of Chicago.

  CRAIG D. RAMSEY has served as the Company's Senior Vice President, Worldwide Operations since March 1996. From March 1994 to March 1996, Mr. Ramsey served as Senior Vice President of Worldwide Sales, Marketing and Support for nCUBE, a leader in distribution of digitized media. From February 1986 to March 1994, Mr. Ramsey was employed by Oracle Corporation and held a variety of executive positions, including Vice President of U.S. Commercial Sales and Vice President of OEM Strategic Accounts. Mr. Ramsey received a B.A. in Economics from Denison University.

  R. DAVID SCHMAIER has served as Vice President, Product Marketing since March 1994. From 1989 to 1993, Mr. Schmaier worked at Oracle Corporation where he held a variety of positions including Product Marketing Manager, as well as a variety of field sales positions. From 1985 to 1987, Mr. Schmaier worked as Management Consultant at Braxton Associates, a strategic consulting firm based in Boston. Mr. Schmaier received a B.S. in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School.

  STEPHEN J. SHARP joined Siebel Systems in November 1997 as Senior Vice President of Worldwide Services. Mr. Sharp manages the company's consulting, implementation and technical support services, and has overall responsibility for customer satisfaction. Mr. Sharp also has responsibility for Siebel's vertical industry program. From July 1990 to November 1997 Mr. Sharp worked at Sybase Inc. where he held a number of senior management positions and had overall responsibility for the company's services. Prior to joining Sybase, Mr. Sharp worked at Andersen Consulting in the UK and in the US.

  The Company's current officers, directors and affiliated entities together beneficially owned approximately 41.5% of the outstanding shares of Common Stock as of December 31, 1997. In particular, Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, owned approximately 27.8% of the outstanding shares of Common Stock as of December 31, 1997. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders. Mr. Siebel and certain affiliated entities have entered into agreements with the Company and Scopus pursuant to which they have agreed to vote their shares of the Company's Common Stock in favor of the issuance of the Company's Common Stock in connection with the acquisition of Scopus.

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

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to a lease which expires in July 2006. The Company currently occupies a number of domestic and international sales and support offices.

ITEM 3. LEGAL PROCEEDINGS

  In June 1996, Debra Christoffers, a former sales person of the Company, filed a complaint for wrongful termination against the Company and Thomas Siebel, in the Superior Court of California, County of San Mateo, where this matter is currently being tried. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or result of operations, although there can be no assurance as to the outcome of such litigation.

  In March 1998, a purported class action complaint was filed against the Company and Scopus Technology Inc. in the Superior Court of the State of California for the County of Alameda by a person claiming to be a Scopus stockholder. The complaint alleges that the Scopus board breached its fiduciary duties to the shareholders of Scopus in connection with its approval of Scopus' proposed merger with a subsidiary of the Company. The complaint further alleges that the Company aided and abetted the alleged breach of fiduciary duty. The complaint seeks monetary and other relief. The Company believes the suit is completely without merit and intends to contest the matter vigorously, although there can be no assurance as to the outcome of such litigation. The failure of the Company to complete the acquisition of Scopus, for whatever reason, could have a material adverse effect on the Company's stock price and business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEBL." Following the Company's initial public offering on June 27, 1996, the following high and low sales prices were reported by Nasdaq in each quarter:

                                                                   HIGH   LOW
                                                                  ------ ------
   Quarter Ended June 30, 1996 (subsequent to June 27, 1996)..... $17.56 $12.37
   Quarter Ended September 30, 1996..............................  23.94  11.13
   Quarter Ended December 31, 1996...............................  30.25  23.00
   Quarter Ended March 31, 1997..................................  25.50  15.00
   Quarter Ended June 30, 1997...................................  32.25  13.25
   Quarter Ended September 30, 1997..............................  42.56  30.31
   Quarter Ended December 31, 1997...............................  49.00  32.75

  As of December 31, 1997, the Company had approximately 282 holders of record of its Common Stock.

  The Company has declared a 100% stock dividend on its Common Stock to be paid on March 20, 1998. Share and per share information have not been adjusted to reflect such dividend.

  The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. The Company's stock price has fluctuated substantially since its initial public offering in June 1996. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the company and which have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.

  In October 1997, the Company issued 346,379 shares of its Common Stock to the security holders of privately-held InterActive WorkPlace, Inc. in exchange for all of the outstanding securities of InterActive WorkPlace pursuant to
Section 4(2) of the Securities Act.

  In November 1997, the Company issued 300,338 shares of its Common Stock to the security holders of privately-held Nomadic Systems, Inc. in exchange for all of the outstanding securities of Nomadic Systems pursuant to Section 4(2) of the Securities Act.

  (b) There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended September 30, 1997 regarding the use of proceeds generated by the Company's initial public offering.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               1994     1995    1996     1997
                                              -------  ------- ------- --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
   OPERATING DATA
   Net revenues.............................. $    50  $ 8,038 $39,152 $118,775
   Operating income (loss)...................  (1,779)     372   6,714    7,132
   Net income (loss).........................  (1,766)     317   5,025   (2,427)
   Pro forma net income (loss)*..............  (1,766)     317   5,025   20,313
   Net income (loss) per diluted share.......             0.01    0.15    (0.07)
   Pro forma net income per diluted share*...             0.01    0.15     0.50
   Total assets..............................   1,203   16,091  99,501  149,312
   Total equity..............................   1,189    9,934  81,191  112,565
   Employees.................................      20       67     213      473

--------
* Excludes write-off of acquired research and development

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Siebel is the global market leader in enterprise-class sales, marketing and customer service information systems for global organizations focused on increasing sales and service effectiveness in field sales, service organizations, telesales, telemarketing, call centers and third-party resellers. The Company designs, develops, markets and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

  This Report contains forward looking statements that involve risks and uncertainties. The Company's future financial results are subject to a number of risk factors which may cause the Company's actual results to vary, perhaps materially, from current expectations. Some of these factors are discussed in "Risk Factors" commencing on page 29 below and elsewhere in this Report.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data for the three years ended December 31, 1997 expressed as a percentage of total revenues:

                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                               PRO FORMA* ACTUAL   ACTUAL  ACTUAL
                                                  1997     1997     1996    1995
                                               ---------- ------   ------  ------
   Revenues:
     Software.................................    84.8%    84.8%    91.1%   95.0%
     Maintenance, consulting and other........    15.2     15.2      8.9     5.0
                                                 -----    -----    -----   -----
       Total revenues.........................   100.0    100.0    100.0   100.0
   Cost of Revenues:
     Software.................................     1.9      1.9      0.3     0.5
     Maintenance, consulting and other........     6.4      6.4      5.4     4.8
                                                 -----    -----    -----   -----
       Total cost of revenues.................     8.3      8.3      5.7     5.3
                                                 -----    -----    -----   -----
       Gross margin...........................    91.7     91.7     94.3    94.7
   Operating expenses:
     Product development......................    11.2     11.2     15.1    35.0
     Sales and marketing......................    47.1     47.1     50.0    40.2
     General and administrative...............     8.2      8.2     12.1    14.8
     Write-off of acquired research and
      development.............................     --      19.2      --      --
                                                 -----    -----    -----   -----
       Total operating expenses...............    66.5     85.7     77.2    90.0
                                                 -----    -----    -----   -----
       Operating income.......................    25.2      6.0     17.1     4.7
   Other income, net..........................     2.4      2.4      3.6     1.9
                                                 -----    -----    -----   -----
       Income before taxes....................    27.6      8.4     20.7     6.6
   Income tax expense.........................    10.5     10.5      7.9     2.6
                                                 -----    -----    -----   -----
       Net income (loss)......................    17.1%    (2.1%)   12.8%    4.0%
                                                 =====    =====    =====   =====

--------
* Excludes write-off of acquired research and development

REVENUES

  Software. License revenues increased to $100,700,000 for the year ended December 31, 1997 from $35,658,000 and $7,636,000 for the years ended December 31, 1996 and 1995, respectively, and decreased as a percentage of total revenues to 85% in the fiscal 1997 period from 91% and 95% in the fiscal 1996 and 1995 periods, respectively. License revenues increased in absolute dollar amount during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel Enterprise Applications sold to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise Applications family both in the United States and internationally. In December 1996, the Company introduced Siebel Service Enterprise, its customer service applications suite. Increases in revenues from prior periods was due in part to new and existing customers licensing Siebel Service Enterprise to manage their customer service functions. Siebel Service Enterprise license revenues were $20,820,000 for the year ended December 31, 1997. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues.

  Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $18,075,000 for the year ended December 31, 1997 from $3,494,000 and $402,000 for the years ended December 31, 1996 and 1995, respectively, and increased as a percentage of total revenues to 15% in the fiscal 1997 period from 9% and 5% in the fiscal 1996 and 1995 periods, respectively. These increases in absolute dollar amount and as a percentage of total revenues were due to the widespread licensing of products to customers pursuant to agreements with a maintenance component, maintenance renewals from products licensed in prior periods and one customer obtaining implementation services for the Siebel Enterprise Applications through the Company. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements.

  A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1997 and 1996, sales to the Company's ten largest customers accounted for 46% and 59% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future.

  The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors in Japan. International revenues accounted for 28% and 11% of total revenues in 1997 and 1996, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

COST OF REVENUES

  Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through December 31, 1997 has averaged less than 2% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

  Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consist primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $7,617,000 for the year ended December 31, 1997 from $2,113,000 and $385,000 for the years ended December 31, 1996 and 1995, respectively, and increased as a percentage of total revenues to 6% for the year ended December 31, 1997 from 5% in both the fiscal 1997 and the fiscal 1996 periods. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and the costs of one customer obtaining implementation services for the Siebel Enterprise Applications through the Company. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $13,349,000 for the year ended December 31, 1997 from $5,894,000 and $2,816,000 for the years ended December 31, 1996 and 1995, respectively, and decreased as a percentage of total revenues to 11% in the fiscal 1997 period from 15% and 35% in the fiscal 1996 and 1995 periods, respectively. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as fiscal 1997. The Company to date has not capitalized any software development costs.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $55,983,000 for the year ended December 31, 1997 from

$19,577,000 and $3,232,000 for the years ended December 31, 1996 and 1995, respectively, and as a percentage of total revenues sales and marketing expenses were 47%, compared with 50% and 40% in the fiscal 1996 and 1995 periods, respectively. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as fiscal 1997.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $9,682,000 for the year ended December 31, 1997 from $4,748,000 and $1,192,000 for the years ended December 31, 1996 and 1995, respectively, and decreased as a percentage of total revenues to 8% in the fiscal 1997 period from 12% and 15% in the fiscal 1996 and 1995 periods. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations and the expenses associated with being a public company. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as fiscal 1997.

  Write-off of Acquired Research and Development. On October 1, 1997, the Company completed its purchase of InterActive WorkPlace, Inc. ("InterActive"), a developer of intranet-based business intelligence software technology that will be incorporated into the Siebel InterActive product. The Company took a one-time charge of $14,017,000 million, or $0.34 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. The acquisition was accounted for by the purchase method of accounting.

  On November 1, 1997, the Company completed its purchase of Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces that will be incorporated into the Siebel Pharma product. The Company took a one-time charge of $8,723,000 or $0.21 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. The acquisition also was accounted for by the purchase method of accounting.

  Year 2000. The Company is reviewing its information systems for any potential problems that might arise as a result of the need for its installed computer systems and software to reference dates following December 31, 1999 ("Year 2000 Issues") and does not believe such systems will be adversely affected by the upcoming change in century. The Company has not made an assessment as to whether any of its customers, suppliers or service providers will be adversely affected by Year 2000 Issues. The failure of the Company's software or the software of its customers, suppliers or service providers as a result of Year 2000 Issues could have a material adverse effect on the Company's business, financial condition and results of operations.

OPERATING INCOME AND OPERATING MARGIN

  Operating income increased to $7,132,000 for the year ended December 31, 1997 from $6,714,000 and $372,000 for the years ended December 31, 1996 and 1995, respectively, and operating margin was 6% in the fiscal 1997 period, compared with 17% and 5% in the fiscal 1996 and 1995 periods, respectively. Excluding the write-off of acquired research and development, operating income increased to $29,872,000 for the year ended December 31, 1997 from $6,714,000 and $372,000 for the years ended December 31, 1996 and 1995, respectively, and operating margin increased to 25% in the fiscal 1997 period from 17% and 5% in the fiscal 1996 and 1995 periods, respectively. These increases in operating income and margin were due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel. The Company expects operating margins in 1998 and subsequent years to decline as compared to operating margin for fiscal 1997 as it continues to invest heavily in sales, marketing, development and support activities globally.

OTHER INCOME, NET

  Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

PROVISION FOR INCOME TAXES

  Income taxes have been provided at an effective rate of 38%, which is comprised primarily of federal and state taxes. The provision for income taxes was $12,451,000, $3,080,000, and $211,000 in fiscal 1997, 1996, and 1995, respectively. The provision for income taxes as a percentage of pretax income was 124%, 38% and 40%, respectively. The tax rate in fiscal 1997 was higher than the rates in fiscal 1996 and 1995 primarily due to non-deductible items related to acquisitions.

NET INCOME (LOSS)

  The Company had a net loss (after provision for income taxes) of $2,427,000 for the year ended December 31, 1997 compared to net income of $5,025,000 and $317,000 for the years ended December 31, 1996 and 1995, respectively. Net loss per share was $0.07 per diluted share in fiscal 1997, compared with net income of $0.15 and $0.01 in the fiscal 1996 and 1995 periods, respectively.

  Excluding the write-off of acquired research and development, the Company had net income (after provision for income taxes) of $20,313,000 for the year ended December 31, 1997 compared to net income of $5,025,000 and $317,000 for the years ended December 31, 1996 and 1995, respectively. Net income per diluted share was $0.50 per share in fiscal 1997, compared with net income of $0.15 and $0.01 in the fiscal 1996 and 1995 periods, respectively. Net income increased as a percentage of total revenues to 17% in the year ended December 31, 1997 from 13% and 4% in the years ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and short-term investments increased to $94,151,000 as of December 31, 1997 from $72,387,000 as of December 31, 1996, representing approximately 63% of total assets. This increase was primarily attributable to increases in accrued expenses and deferred revenue, partially offset by increases in accounts receivable and purchases of property and equipment. The Company's Days Sales Outstanding (dso) in accounts receivable was 71 as of December 31, 1997 compared with 74 as of December 31, 1996. The Company expects that dso will fluctuate significantly in future quarters and that future levels of dso will likely be higher than those experienced in the past two years.

  The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

RISK FACTORS

  Limited Operating History. The Company commenced operations in July 1993 and shipped version 1.0 of Siebel Sales Enterprise in April 1995, version 2.2 in December 1996, and version 3.0 in February 1997. The Company shipped Siebel Service Enterprise version 2.2 in December 1996, and subsequently shipped version 3.0 in February 1997. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development.

  Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. In 1997 and 1996, approximately 41% and 46%, respectively, of the Company's revenues were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations.

  Limited Deployment. Many of the Company's customers are in the pilot phase of implementing the Company's software. There can be no assurance that enterprise-wide deployments by such customers will be successful. The Company's customers frequently contemplate the deployment of its products commercially to large numbers of sales, marketing and customer service personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users acceptance of the product. If any of the Company's customers are not able to customize and deploy Siebel Enterprise Applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

  Reliance on Single Product Family. Approximately 79% of the Company's license revenues in fiscal 1997 were attributable to sales of Siebel Sales Enterprise. The remaining revenues were attributable to sales of Siebel Service Enterprise. The Company currently expects Siebel Sales Enterprise and related maintenance and training services to continue to account for a substantial majority of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. For 1997 and 1996, sales to the Company's 10 largest customers accounted for 46% and 59% of total revenues, respectively. For 1997, one company accounted for 13% of total revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, or the failure of the Company to market successfully its products to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 28% and 11% of the Company's total revenues in fiscal 1997 and 1996, respectively.

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

  Risk Relating to Acquisitions. The Company has acquired in the past, and may acquire in the future, other products or businesses which are complementary to the Company's business. The integration of products and personnel as a result of any such acquisitions has and will continue to divert the Company's management and other resources. There can be no assurance that difficulties will not arise in integrating such operations, products, personnel or businesses. The failure to successfully integrate such products or operations could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements, together with related notes and the report of KPMG Peat Marwick LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.
                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)Executive Officers

    Please refer to the Section entitled "Executive Officers" in Part I,
    Item 1 hereof.

  (b)Directors

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a)The following documents are filed as part of this Report:

    1.Financial Statements

                                                                            PAGE
                                                                            ----
      Independent Auditors' Report.........................................  34
      Consolidated Financial Statements:
        Balance Sheets.....................................................  35
        Statements of Operations...........................................  36
        Statements of Stockholders' Equity.................................  37
        Statements of Cash Flows...........................................  38
      Notes to Consolidated Financial Statements...........................  39

    2.Financial Statement Schedule

      Schedule II--Valuation and Qualifying Accounts.......................  50

    3.Exhibits

       EXHIBIT
       NUMBER  DESCRIPTION OF DOCUMENT
       ------- -----------------------
        2.1    Agreement and Plan of Merger and Reorganization, dated March 1,
               1998, among the Registrant, Syracuse Acquisition Sub, Inc. and
               Scopus Technology, Inc.(5)
        3.1    Amended and Restated Certificate of Incorporation of the
                Registrant, as amended.(4)
        3.2    Bylaws of the Registrant.(1)
        4.1    Reference is made to Exhibits 3.1 and 3.2.
        4.2    Specimen Stock Certificate.(1)
        4.3    Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April
               30, 1996 and June 14, 1996.(1)
       10.1    Registrant's 1996 Equity Incentive Plan, as amended.(3)
       10.2    Registrant's Employee Stock Purchase Plan, as amended.(3)
       10.3    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
               Registrant's Deferred Compensation Plan, dated January 10,
       10.4     1997.(6)
       10.5    Master Alliance Agreement, dated March 17, 1995, between the
               Registrant and Andersen Consulting LLP.(1)(2)
       10.6    Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
       10.7    Lease Agreement, dated June 4, 1996, by and between the
               Registrant and Crossroad Associates and Clocktower
               Associates.(1)
       10.8    Form of Voting Agreement dated as of March 1, 1998, a
               substantially similar version of which has been executed by and between the Registrant, Scopus Technology, Inc. and each of
               Thomas M. Siebel, Thomas M. Siebel as Trustee under the Siebel
               Living Trust u/a/d 7/29/93, the Thomas and Stacey Siebel
               Foundation and First Virtual Capital, Inc.(7)
       10.9    Form of Affiliate Agreement, substantially similar versions of which are to be executed by the Registrant, Scopus Technology,
               Inc. and each of the affiliates of the Registrant.(8)
       11.1    Statement Regarding Computation of Net Income Per Share.(4)
       21.1    Subsidiaries of the Registrant.(4)
       23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors.(4)
       27.1    Financial Data Schedule.(4)

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(2) Confidential treatment has been granted with respect to portions of this exhibit.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.
(4) Filed herewith.
(5) Incorporated by reference to exhibit 99.1 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference to exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(8) Incorporated by reference to exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

  (b) Reports on Form 8-K

  On October 16, 1997, the Company filed a Report on Form 8-K relating to the Company's acquisition of InterActive WorkPlace, Inc.

  On October 20, 1997, the Company filed a Report on Form 8-K relating to the Company's results of operations for the quarter ended September 30, 1997. Such report included the statements of operations for the three and nine month periods ended September 30, 1996 and 1997 as well as balance sheet data at September 30, 1997 and December 31, 1996.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Siebel Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

San Jose, California
January 21, 1998,
 except as to Note
 8, which is as of
 March 2, 1998

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 31,257     $22,671
  Short-term investments.............................     62,894      49,716
  Accounts receivable, net...........................     33,246      12,855
  Deferred income taxes..............................      3,076       1,067
  Prepaids and other.................................      4,954       4,258
                                                        --------     -------
    Total current assets.............................    135,427      90,567
  Property and equipment, net........................     11,129       8,310
  Other assets.......................................      2,756         624
                                                        --------     -------
    Total assets.....................................   $149,312     $99,501
                                                        ========     =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  1,702     $ 3,107
  Accrued expenses...................................     20,802       6,768
  Income taxes payable...............................      1,178       2,018
  Deferred revenue...................................     12,903       6,212
                                                        --------     -------
    Total current liabilities........................     36,585      18,105
  Deferred income taxes..............................        162         205
                                                        --------     -------
    Total liabilities................................     36,747      18,310
Commitments and contingencies
Stockholders' equity:
  Common stock; $.001 par value; 100,000 shares
   authorized; 35,447 and 33,604 shares issued and
   outstanding, respectively.........................         35          34
  Additional paid-in capital.........................    110,600      77,359
  Notes receivable from stockholders.................       (406)       (508)
  Deferred stock compensation........................       (578)     (1,035)
  Retained earnings..................................      2,914       5,341
                                                        --------     -------
    Total stockholders' equity.......................    112,565      81,191
                                                        --------     -------
    Total liabilities and stockholders' equity.......   $149,312     $99,501
                                                        ========     =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      --------  ------- -------
Revenues:
  Software........................................... $100,700  $35,658 $ 7,636
  Maintenance, consulting and other..................   18,075    3,494     402
                                                      --------  ------- -------
    Total revenues...................................  118,775   39,152   8,038
Cost of revenues:
  Software...........................................    2,272      106      41
  Maintenance, consulting and other..................    7,617    2,113     385
                                                      --------  ------- -------
    Total cost of revenues...........................    9,889    2,219     426
                                                      --------  ------- -------
    Gross margin.....................................  108,886   36,933   7,612
Operating expenses:
  Product development................................   13,349    5,894   2,816
  Sales and marketing................................   55,983   19,577   3,232
  General and administrative.........................    9,682    4,748   1,192
  Write-off of acquired research and development.....   22,740      --      --
                                                      --------  ------- -------
    Total operating expenses.........................  101,754   30,219   7,240
                                                      --------  ------- -------
    Operating income.................................    7,132    6,714     372
Other income, net....................................    2,892    1,391     156
                                                      --------  ------- -------
    Income before income taxes.......................   10,024    8,105     528
Income tax expense...................................   12,451    3,080     211
                                                      --------  ------- -------
    Net income (loss)................................ $ (2,427) $ 5,025 $   317
                                                      ========  ======= =======
Diluted Earnings (Loss) Per Share:
Net income (loss) per share.......................... $  (0.07) $  0.15 $  0.01
                                                      ========  ======= =======
Shares used in net income (loss) per share
 computation.........................................   34,428   33,731  25,051
                                                      ========  ======= =======
Basic Earnings (Loss) Per Share:
Net income (loss) per share.......................... $  (0.07) $  0.20 $  0.02
                                                      ========  ======= =======
Shares used in net income (loss) per share
 computation.........................................   34,428   24,800  16,148
                                                      ========  ======= =======



          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                              CONVERTIBLE                                     NOTES                    RETAINED
                             PREFERRED STOCK     COMMON STOCK   ADDITIONAL  RECEIVABLE    DEFERRED     EARNINGS       TOTAL
                  PARTNERS' -------------------  --------------  PAID-IN       FROM        STOCK     (ACCUMULATED STOCKHOLDERS'
                   CAPITAL   SHARES    AMOUNT    SHARES  AMOUNT  CAPITAL   STOCKHOLDERS COMPENSATION   DEFICIT)      EQUITY
                  --------- ---------  --------  ------  ------ ---------- ------------ ------------ ------------ -------------
Balances,
 December 31,
 1994...........   $ 1,153        --   $   --       100   $ 1    $     49     $ (13)      $   --       $    (1)     $  1,189
Conversion of
 partners'
 capital........    (1,153)     4,689        5   16,161    14       1,134       --            --           --            --
Compensation
 related to
 stock options..       --         --       --       --    --          381       --           (381)         --            --
Issuance of
 common stock...       --         --       --       657     1          82       --            --           --             83
Repurchase and
 retirement of
 common stock...       --         --       --      (420)  --           (9)      --            --           --             (9)
Issuance of
 Series B
 preferred
 stock..........       --       3,933        4      --    --        4,890       --            --           --          4,894
Issuance of
 Series C
 preferred
 stock..........       --       1,189        1      --    --        3,459       --            --           --          3,460
Net income......       --         --       --       --    --          --        --            --           317           317
                   -------  ---------  -------   ------   ---    --------     -----       -------      -------      --------
Balances,
 December 31,
 1995...........       --       9,811       10   16,498    16       9,986       (13)         (381)         316         9,934
Issuance of
 common stock,
 net of issuance
 costs of
 $1,216.........       --         --       --     6,842     8      63,731      (507)          --           --         63,232
Repurchase and
 retirement of
 common stock...       --         --       --       (44)  --           (1)      --            --           --             (1)
Shares issued
 under Employee
 Stock Purchase
 Plan...........       --         --       --       100   --          722       --            --           --            722
Repayment of
 note
 receivable.....       --         --       --       --    --          --         12           --           --             12
Issuance of
 Series B
 preferred
 stock..........       --          67      --       --    --          195       --            --           --            195
Exercise of
 warrant for
 Series C
 preferred
 stock..........       --         150      --       --    --          437       --            --           --            437
Issuance of
 Series D
 preferred
 stock..........       --         180      --       --    --          900       --            --           --            900
Conversion of
 preferred stock
 into common
 stock..........       --     (10,208)     (10)  10,208    10         --        --            --           --            --
Compensation
 related to
 stock options..       --         --       --       --    --          893       --           (893)         --            --
Amortization of
 deferred stock
 compensation...       --         --       --       --    --          --        --            239          --            239
Tax benefits
 related to
 stock options..       --         --       --       --    --          496       --            --           --            496
Net income......       --         --       --       --    --          --        --            --         5,025         5,025
                   -------  ---------  -------   ------   ---    --------     -----       -------      -------      --------
Balances,
 December 31,
 1996...........       --         --       --    33,604    34      77,359      (508)       (1,035)       5,341        81,191
Shares issued
 under Employee
 Stock Option
 Plan...........       --         --       --       918     1       2,982       --            --           --          2,983
Shares issued
 under Employee
 Stock Purchase
 Plan...........       --         --       --       279   --        2,923       --            --           --          2,923
Issuance of
 common stock
 related to
 Nomadic
 acquisition....       --         --       --       346   --       14,581       --            --           --         14,581
Issuance of
 common stock
 related to
 InterActive
 acquisition....       --         --       --       300   --       10,394       --            --           --         10,394
Repayment of
 note
 receivable.....       --         --       --       --    --          --        102           --           --            102
Compensation
 related to
 stock options..       --         --       --       --    --         (256)      --            256          --            --
Amortization of
 deferred stock
 compensation...       --         --       --       --    --          --        --            201          --            201
Tax benefits
 related to
 stock options..       --         --       --       --    --        2,617       --            --           --          2,617
Net loss........       --         --       --       --    --          --        --            --        (2,427)       (2,427)
                   -------  ---------  -------   ------   ---    --------     -----       -------      -------      --------
Balances,
 December 31,
 1997...........   $   --         --   $   --    35,447   $35    $110,600     $(406)      $  (578)     $ 2,914      $112,565
                   =======  =========  =======   ======   ===    ========     =====       =======      =======      ========

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Cash flows from operating activities:
  Net income (loss)............................... $ (2,427) $  5,025  $   317
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Compensation related to stock options.........      201       239      --
    Depreciation and amortization.................    3,888     1,197      142
    Deferred income taxes.........................   (1,552)     (576)    (286)
    Tax benefit from exercise of stock options....    2,617       496      --
    Loss on disposal of property and equipment....      307       155      --
    Allowances for doubtful accounts and returns..      848       269      --
    Write-off of acquired research and
     development..................................   22,740       --       --
    Software licenses exchanged for equipment and
     prepaid assets...............................      --     (3,408)     --
    Changes in operating assets and liabilities:
      Accounts receivable.........................  (20,779)  (10,058)  (3,066)
      Prepaids and other..........................     (686)   (1,868)    (411)
      Accounts payable............................   (1,622)    2,614      479
      Accrued expenses............................   13,340     5,693    1,075
      Income taxes payable........................     (840)    1,623      395
      Deferred revenue............................    6,691     2,046    4,166
                                                   --------  --------  -------
        Net cash provided by operating activities.   22,726     3,447    2,811
                                                   --------  --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.............   (6,677)   (7,341)    (872)
  Purchases of short-term investments.............  (41,756)  (49,716)     --
  Maturities of short-term investments............   28,578       --       --
  Cash acquired in acquisitions...................      129       --       --
  Other assets....................................     (422)     (607)       7
                                                   --------  --------  -------
        Net cash used in investing activities.....  (20,148)  (57,664)    (865)
                                                   --------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   repurchases....................................    5,906    63,953       74
  Proceeds from issuance of preferred stock.......      --      1,532    8,354
  Repayment of stockholder notes..................      102        12      --
                                                   --------  --------  -------
        Net cash provided by financing activities.    6,008    65,497    8,428
Change in cash and cash equivalents...............    8,586    11,280   10,374
Cash and cash equivalents, beginning of year......   22,671    11,391    1,017
                                                   --------  --------  -------
Cash and cash equivalents, end of year............ $ 31,257  $ 22,671  $11,391
                                                   ========  ========  =======
Supplemental disclosures of cash flows
 information:
  Cash paid for income taxes...................... $ 12,225  $  1,488  $   100
                                                   ========  ========  =======
 Noncash investing and financing activities:
  Conversion of partnership units into common
   stock and Series A preferred stock............. $     --  $     --  $ 1,153
                                                   ========  ========  =======
  Conversion of preferred stock into common stock. $     --  $     10  $    --
                                                   ========  ========  =======
  Common stock issued for acquisitions............ $ 24,975  $     --  $    --
                                                   ========  ========  =======
  Exercise of common stock options in exchange for
   stockholder notes receivable................... $     --  $    507  $    --
                                                   ========  ========  =======

          See accompanying notes to consolidated financial statements

                             SIEBEL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  Siebel Systems, Inc. ("Siebel" or the "Company") is the global market leader in enterprise-class sales, marketing and customer service information systems for global organizations focused on increasing sales and service effectiveness in field sales, service organizations, telesales, telemarketing, call centers and third-party resellers. The Company designs, develops, markets and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

  The Company recognizes revenue in accordance with Statement of Position No. 91-1, Software Revenue Recognition. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been shipped to the customer, no significant vendor obligations remain, the license fee is fixed and payable within twelve months and collection is deemed probable. Maintenance, consulting and other revenues consist primarily of maintenance and are recognized ratably over the term of the maintenance contract, typically 12 to 36 months.

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

  The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses, when material, reported as a separate component of stockholders' equity.

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

                             SIEBEL SYSTEMS, INC.

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

ADVERTISING

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $6,639,000 in 1997 and $140,000 in 1996.

INCOME TAXES

  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, available allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

NET INCOME (LOSS) PER SHARE

  During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options, diluted EPS.

  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, convertible preferred stock outstanding and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive potential common shares for the years ended December 31, 1996 and 1995 were 8,931,000 and 8,903,000, respectively.

  Effective February 3, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price, within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Net income per share for periods prior to the Company's initial public offering have been restated in accordance with SAB No. 98.

                             SIEBEL SYSTEMS, INC.

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

FOREIGN CURRENCY TRANSLATION

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements have been immaterial to date.

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

IMPAIRMENT OF LONG-LIVED ASSETS

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of on January 1, 1996. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into after December 31, 1997. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company is still considering the effect of adopting SOP 97-2, however, the Company generally does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.

  In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which is effective beginning in 1998.

                             SIEBEL SYSTEMS, INC.

  SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components which will be presented in association with the Company's consolidated financial statements. Comprehensive income is defined as the change in an enterprise's equity during a reporting period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners.

  SFAS No. 130 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

(2) FINANCIAL STATEMENT DETAILS

  Short-Term Investments. Short-term investments, $26,592,000 of which mature in less than one year, and $36,302,000 of which mature in one to five years, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Certificates of deposit..................................... $    -- $ 1,325
   Municipal securities........................................  62,894  48,391
                                                                ------- -------
                                                                $62,894 $49,716
                                                                ======= =======

  Accounts Receivable, Net. Accounts receivable, net consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Trade accounts receivable................................... $34,363 $13,124
   Less: allowances for doubtful accounts and returns..........   1,117     269
                                                                ------- -------
                                                                $33,246 $12,855
                                                                ======= =======

  Property and Equipment, Net. Property and equipment, net consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Computer equipment........................................... $ 2,682 $5,506
   Furniture and fixtures.......................................   9,182  1,380
   Computer software............................................   2,987  2,202
   Leasehold improvements.......................................   1,185    575
                                                                 ------- ------
                                                                  16,036  9,663
   Less: accumulated depreciation...............................   4,907  1,353
                                                                 ------- ------
                                                                 $11,129 $8,310
                                                                 ======= ======

                             SIEBEL SYSTEMS, INC.

ACCRUED EXPENSES

  Accrued expenses consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
     Bonuses..................................................... $ 6,127 $1,672
     Commissions.................................................   4,117  1,846
     Vacation....................................................   1,158    388
     Sales tax...................................................   2,005    513
     Other.......................................................   7,395  2,349
                                                                  ------- ------
                                                                  $20,802 $6,768
                                                                  ======= ======

OTHER INCOME, NET

  Other income, net consisted of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1997      1996     1995
                                                     --------  --------  --------
     Interest income................................ $  3,114  $  1,554  $  163
     Interest expense...............................       (4)       (8)     (7)
     Other..........................................     (218)     (155)    --
                                                     --------  --------  ------
                                                     $  2,892  $  1,391  $  156
                                                     ========  ========  ======

(3) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

  As of December 31, 1997, the Company leased facilities under noncancelable operating leases expiring between 1998 and 2006. Future minimum lease payments are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,
     ------------
     1998............................................................... $ 1,887
     1999...............................................................   1,900
     2000...............................................................   1,894
     2001...............................................................   1,785
     2002...............................................................   1,785
     Thereafter.........................................................   6,395
                                                                         -------
                                                                         $15,646
                                                                         =======

  Rent expense for the years ended December 31, 1997, 1996 and 1995, was $3,205,000, $1,245,000, and $191,000, respectively.

EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $9,500 in 1997. Employee contributions and earnings thereon vest immediately. Although, the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

                             SIEBEL SYSTEMS, INC.

LEGAL ACTIONS

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

(4) STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION AND PURCHASE PLANS

  The 1996 Equity Incentive Plan (the Plan), which amended and restated the Company's 1994 Stock Option Plan and 1996 Supplemental Stock Option Plan, provides for the issuance of up to an aggregate of 20,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  Under the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in 10 years; however, incentive stock options may expire in 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over 5 years.

  The Plan also allows for the exercise of certain unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 1997, 676,600 shares of common stock had been issued to employees upon the exercise of unvested options, which are subject to repurchase.

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

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 700,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 1,700,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 1997, 379,174 shares had been purchased under the Purchase Plan.

FAIR VALUE INFORMATION

 The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. The Company has recorded no compensation costs related to its stock option plans for the years ended December 31, 1997, 1996 and 1995, except for the options granted during the period from October 1995 through April 1996, because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

                             SIEBEL SYSTEMS, INC.

  Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net income (loss) and net income
(loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been as indicated below (in thousands, except per share data):

                                                           1997     1996  1995
                                                         --------  ------ -----
   Net income (loss)
     As reported........................................ $ (2,427) $5,025 $ 317
     Pro forma.......................................... $(14,990) $2,847 $ 297
   Net income (loss) per diluted share
     As reported........................................ $  (0.07) $ 0.15 $0.01
     Pro forma.......................................... $  (0.44) $ 0.08 $0.01
   Net income (loss) per basic share
     As reported........................................ $  (0.07) $ 0.20 $0.02
     Pro forma.......................................... $  (0.44) $ 0.11 $0.02

  The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 6.1%, expected life of 3.5 years, 83.9% expected volatility and no dividends. The weighted-average assumptions used for grants in 1996 and 1995 were risk-free interest rate of 6%, expected life of 3.5 years, 68.5% expected volatility and no dividends.

  The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for 1997 and 1996, respectively: risk-free interest rate of 5.3% and 5.5%; expected life of 0.7 and 0.5 years: 83.9% and 68.5% expected volatility; and no dividends.

  Plan activity is summarized as follows:

                                                                     WEIGHTED
                                            SHARES                   AVERAGE
                                          AVAILABLE     NUMBER    EXERCISE PRICE
                                          FOR GRANT   OF SHARES     PER SHARE
                                          ----------  ----------  --------------
   Balances, December 31, 1994...........  5,816,000     184,000      $ 0.05
     Options granted..................... (2,881,570)  2,881,570      $ 0.17
     Options exercised...................        --     (656,570)     $ 0.12
     Options canceled....................    491,000    (491,000)     $ 0.14
   Balances, December 31, 1995...........  3,425,430   1,918,000      $ 0.19
     Additional shares authorized........ 14,000,000         --
     Options granted..................... (9,701,000)  9,701,000      $ 6.85
     Options exercised...................        --   (1,127,600)     $ 0.60
     Options canceled....................    650,500    (650,500)     $ 3.64
   Balances, December 31, 1996...........  8,374,930   9,840,900      $ 6.46
     Additional shares authorized........  1,350,000         --
     Options granted..................... (4,557,044)  4,557,044      $27.35
     Options exercised...................        --     (906,704)     $ 3.76
     Options canceled....................  1,292,850  (1,292,850)     $ 9.55
   Balances, December 31, 1997...........  6,460,736  12,198,390      $14.17

                             SIEBEL SYSTEMS, INC.

  Options on 3,099,002, 2,842,900, and 41,900 shares were vested at December 31, 1997, 1996, and 1995, respectively, with a weighted average exercise price of $5.33, $0.68, and $0.19 per share, respectively.

  Under SFAS No. 123, the weighted average estimated fair value of employee stock options granted at exercise price equal to market price at grant date during 1997, 1996 and 1995 was $16.97, $3.72 and $0.09 per share, respectively.

  The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ---------------------------------------------- --------------------------------
                                             WEIGHTED
                                              AVERAGE
                               NUMBER        REMAINING       WEIGHTED         NUMBER          WEIGHTED
                          OUTSTANDING AS OF CONTRACTUAL      AVERAGE     EXERCISABLE AS OF    AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 1997    LIFE       EXERCISE PRICE DECEMBER 31, 1997 EXERCISE PRICE
------------------------  ----------------- -----------   -------------- ----------------- --------------
$ 0.05- 1.45                  2,631,706         7.8 years     $ 1.06         1,717,725         $ 0.85
$ 2.75- 3.25                  2,745,500         8.3           $ 2.83           626,700         $ 2.77
$ 5.75- 5.75                    338,000         8.4           $ 5.75            78,606         $ 5.75
$ 6.25- 6.25                    759,415         8.2           $ 6.25           187,815         $ 6.25
$ 8.50- 8.50                     23,000         8.5           $ 8.50             5,000         $ 8.50
$11.63-11.63                     70,000         8.5           $11.63            15,500         $11.63
$16.25-16.88                    558,100         9.3           $16.82             6,281         $16.79
$22.88-23.25                  2,314,000         9.0           $23.21           255,383         $23.19
$26.13-27.78                  1,311,869         8.7           $26.24           200,850         $26.25
$34.25-34.25                    161,200         9.9           $34.25               --          $  --
$36.00-37.19                    364,450         9.6           $36.62             5,142         $37.19
$40.75-41.50                    921,150         9.7           $40.96               --          $  --
------------                 ----------         ---           ------         ---------         ------
$ 0.05-41.50                 12,198,390         8.6           $14.13         3,099,002         $ 5.34
                             ==========                                      =========

(5) INCOME TAXES

  The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                          1997     1996   1995
                                                         -------  ------  ----
   Current:
     Federal............................................ $ 8,715  $2,316  $289
     State..............................................   2,270     544   108
     Foreign............................................     400     300   100
                                                         -------  ------  ----
       Total current....................................  11,385   3,160   497
   Deferred:
     Federal............................................  (1,334)   (480) (228)
     State..............................................    (217)    (96)  (58)
                                                         -------  ------  ----
       Total deferred...................................  (1,551)   (576) (286)
       Charge in lieu of taxes attributable to
        employer's stock option plans...................   2,617     496   --
                                                         -------  ------  ----
       Total income taxes............................... $12,451  $3,080  $211
                                                         =======  ======  ====

                             SIEBEL SYSTEMS, INC.

  The differences between the income tax expense computed at the federal statutory rate of 35% and the Company's actual income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                           1997     1996   1995
                                                          -------  ------  ----
     Expected income tax expense......................... $ 3,508  $2,756  $180
     State income taxes, net of federal tax benefit......   1,674     381    33
     In-process research and development.................   7,959     --    --
     Research and experimentation credit.................    (343)   (136)  --
     Tax exempt interest.................................    (995)   (204)  --
     Other, net..........................................     648     283    (2)
                                                          -------  ------  ----
        Total income taxes............................... $12,451  $3,080  $211
                                                          =======  ======  ====

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                 1997    1996
                                                                ------  ------
     Deferred tax assets:
      Deferred state taxes..................................... $  472  $  145
      Accruals and reserves, not currently taken for tax
       purposes................................................  2,002     922
      Net operating loss carryforward..........................    602     --
                                                                ------  ------
       Deferred assets.........................................  3,076   1,067
     Deferred tax liability--depreciation......................   (162)   (205)
                                                                ------  ------
       Net deferred assets..................................... $2,914  $  862
                                                                ======  ======

  Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(6) RELATED PARTIES, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

  Certain members of the Company's Board of Directors serve as officers for customers of the Company. In 1997, aggregate revenues associated with shipments to these customers was $1,598,000 and accounts receivable from these customers was $654,000. The Company also had revenue in 1997 of $15 million or approximately 13% of total revenues from one customer and receivables outstanding from the customer of $551,000 as of December 31, 1997. Revenue from this customer in 1996 was less than 10% of total revenues.

  The Company's export sales for the years ended December 31, 1997 and 1996 were $33.6 million and $4.3 million, respectively, (28% and 11% of total revenues, respectively), principally in Europe and Asia.

(7) ACQUISITIONS

INTERACTIVE WORKPLACE, INC

  On October 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held InterActive WorkPlace, Inc. ("InterActive"), a developer of intranet-based business intelligence software technology. The transaction was valued at approximately $15 million and was accounted for by the purchase method of accounting. Accordingly, the operating results of InterActive have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the

                             SIEBEL SYSTEMS, INC.

terms of the agreement, InterActive's securityholders received or will receive up to approximately 427,000 shares of the Company's common stock in exchange for all outstanding shares in InterActive. Additionally, InterActive optionees received options to purchase an aggregate of approximately 32,000 shares of the Company's common stock in exchange for their options to purchase InterActive common stock. The excess of the purchase price over the fair value of the net assets acquired was allocated to purchased in-process research and development and intangible assets of $14,017,000 and $104,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of fiscal 1997. The amounts allocated to intangible assets will be amortized over three years.

  The results of operations of InterActive prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial information has not been presented.

NOMADIC SYSTEMS, INC

  On November 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces. The transaction was valued at approximately $11 million and was accounted for by the purchase method of accounting. Accordingly, the operating results of Nomadic have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the terms of the agreement, Nomadic's securityholders received approximately 300,000 shares of the Company's common stock in exchange for all outstanding shares of Nomadic. The excess of the purchase price over the fair value of the net assets acquired was allocated to purchased in-process research and development and intangible assets of $8,723,000 and $1,553,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of fiscal 1997. The amounts allocated to intangible assets will be amortized over three years.

  The results of operations of Nomadic prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

(8) SUBSEQUENT EVENTS

  On March 2, 1998, the Company entered into a definitive merger agreement with Scopus Technology, Inc. ("Scopus") The agreement provides for the issuance of .36405 shares of the Company's common stock in exchange for each outstanding share of Scopus common stock and for the assumption of all Scopus stock options. Scopus had approximately 20,581,000 common shares and approximately 3,197,000 options outstanding at February 23, 1998. The transaction is expected to close in the second quarter of 1998 and will be accounted for as a pooling of interests.

  On February 26, 1998, the Company's stockholders approved a two-for-one stock split (to be effective in the form of a stock dividend) to be effective on March 20, 1998. The accompanying consolidated financial statements do not give effect to the pending stock split.

SELECTED QUARTERLY FINANCIAL DATA

  The following table presents selected quarterly information for fiscal 1997, 1996 and 1995:

                                               FIRST   SECOND   THIRD   FOURTH
                                              QUARTER  QUARTER QUARTER QUARTER
                                              -------  ------- ------- --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
   1997:
   Net revenues.............................. $19,485  $24,514 $32,617 $ 42,159
   Gross profit..............................  17,771   22,574  30,228   38,313
   Net income (loss).........................   2,758    4,061   5,702  (14,948)
   Net income (loss) per diluted share.......    0.07     0.10    0.14    (0.43)
   Net income (loss) per basic share.........    0.08     0.12    0.17    (0.43)
   1996:
   Net revenues.............................. $ 4,709  $ 7,546 $11,171 $ 15,726
   Gross profit..............................   4,340    7,113  10,626   14,854
   Net income................................     198      701   1,593    2,533
   Net income per diluted share..............    0.01     0.02    0.04     0.06
   Net income per basic share................    0.01     0.04    0.05     0.08
   1995:
   Net revenues.............................. $    30  $ 1,284 $ 2,564 $  4,160
   Gross profit..............................      21    1,233   2,439    3,919
   Net income (loss).........................    (720)      42     287      708
   Net income (loss) per diluted share.......   (0.04)    0.00    0.01     0.03
   Net income (loss) per basic share.........   (0.04)    0.00    0.02     0.04

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT CHARGED TO            BALANCE AT
                                     BEGINNING  COSTS AND               END OF
                                      OF YEAR    EXPENSES  DEDUCTIONS    YEAR
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Allowance For Doubtful Accounts
  Year ended December 31, 1997......   $ 269      $ 848      $ --       $1,117
  Year ended December 31, 1996......   $ --       $ 269      $ --       $  269
  Year ended December 31, 1995......   $ --       $ --       $ --       $  --

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIEBEL SYSTEMS, INC.

                                          Date: March 16, 1998

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

              SIGNATURE                        TITLE                   DATE


    /s/ Thomas M. Siebel               Chairman, Chief           March 16, 1998
----------------------------            Executive Officer and
      THOMAS M. SIEBEL                  Director (Principal
                                        Executive Officer)


    /s/ Howard H. Graham               Senior Vice President     March 16, 1998
----------------------------            Finance and
      HOWARD H. GRAHAM                  Administraiton and
                                        Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)


    /s/ James C. Gaither               Director                  March 16, 1998
----------------------------
      JAMES C. GAITHER


 /s/ Eric E. Schmidt, Ph.D.            Director                  March 16, 1998
----------------------------
   ERIC E. SCHMIDT, PH.D.


    /s/ Charles R. Schwab              Director                  March 16, 1998
----------------------------
     CHARLES R. SCHWAB


    /s/ George T. Shaheen              Director                  March 16, 1998
----------------------------
     GEORGE T. SHAHEEN


 /s/ A. Michael Spence, Ph.D.          Director                  March 16, 1998
----------------------------
  A. MICHAEL SPENCE, PH.D.