Form 10-Q
period 1998-03-31
SIEBEL SYSTEMS INC
filed 1998-05-15
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                Yes [X]  No [_]

  The number of shares outstanding of the registrant's common stock, par value
              $.001 per share, as of May 6, 1998, was 71,695,276.

                              SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----

     Item  1.  Financial Statements

               a)  Consolidated Balance Sheets
                   as of March 31, 1998 and December 31, 1997                                             3

               b) Consolidated Statements of Operations
                  for the three months ended March 31, 1998 and 1997                                      4

               c) Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1998 and 1997                                      5

               d) Notes to Consolidated Financial Statements                                              6


     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      8

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                         14

     Item 2.   Changes in Securities and Use of Proceeds                                                 14

     Item 6.   Exhibits and Reports on Form 8-K                                                          15

SIGNATURE                                                                                                16

                                                   PART I. FINANCIAL INFORMATION
                                                   Item 1. Financial Statements

                                                       SIEBEL SYSTEMS, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except per share data)



                                                                                    March 31,        December 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                                    Assets
                                                    ------
                                                                                (unaudited)
Current assets:
      Cash and cash equivalents                                              $        45,768    $        31,257
      Short term investments                                                          61,976             62,894
      Accounts receivable, net                                                        38,124             33,246
      Deferred income taxes                                                            3,076              3,076
      Prepaids and other                                                               4,827              4,954
                                                                             ---------------    ---------------

                Total current assets                                                 153,771            135,427

Property and equipment, net                                                           10,965             11,129
Other assets                                                                           2,900              2,756
                                                                             ---------------    ---------------
                Total assets                                                 $       167,636    $       149,312
                                                                             ===============    ===============

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------
Current liabilities:
      Accounts payable                                                       $         1,801    $         1,702
      Accrued expenses                                                                20,788             20,802
      Income taxes payable                                                             2,639              1,178
      Deferred revenue                                                                15,635             12,903
                                                                             ---------------    ---------------

                Total current liabilities                                             40,863             36,585

      Deferred income taxes                                                              162                162
                                                                             ---------------    ---------------

                Total liabilities                                                     41,025             36,747
                                                                             ---------------    ---------------

Stockholders' equity:
      Common stock;  $.001 par value;  300,000 shares authorized;
          71,470 and 70,894 shares issued and outstanding, respectively                   71                 71
      Additional paid in capital                                                     116,649            110,927
      Notes receivable from stockholders                                                (406)              (406)
      Deferred compensation                                                             (522)              (578)
      Retained earnings                                                               11,199              2,914
      Cumulative translation adjustment                                                 (380)              (363)
                                                                             ---------------    ---------------

                Total stockholders' equity                                           126,611            112,565
                                                                             ---------------    ---------------

                Total liabilities and stockholders' equity                   $       167,636    $       149,312
                                                                             ===============    ===============

         See accompanying notes to consolidated financial statements.



                                SIEBEL SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                    (unaudited)



                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                          1998               1997
                                                                          ----               ----
Revenues:
       Software                                                          $38,802            $16,561
       Maintenance, consulting and other                                   8,298              2,924
                                                                         -------            -------

                   Total revenues                                         47,100             19,485


Cost of revenues:
       Software                                                              572                113
       Maintenance, consulting and other                                   4,412              1,601
                                                                         -------            -------
                   Total cost of revenues                                  4,984              1,714
                                                                         -------            -------

                   Gross margin                                           42,116             17,771

Operating expenses:
       Product development                                                 4,500              2,580
       Sales and marketing                                                23,018              9,367
       General and administrative                                          2,613              1,983
                                                                         -------            -------

                   Total operating expenses                               30,131             13,930
                                                                         -------            -------

                   Operating income                                       11,985              3,841

Other income, net                                                            960                607
                                                                         -------            -------

                   Income before income taxes                             12,945              4,448

Income taxes                                                               4,660              1,690
                                                                         -------            -------

                   Net income                                            $ 8,285            $ 2,758
                                                                         =======            =======

Diluted net income per share                                             $  0.10            $  0.03
                                                                         =======            =======

Shares used in diluted net income per share computation                   84,789             79,063
                                                                         =======            =======

Basic net income per share                                               $  0.12            $  0.04
                                                                         =======            =======

Shares used in basic net income per share computation                     71,254             67,962
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


                                                       SIEBEL SYSTEMS, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)
                                                            (unaudited)


                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                        1998              1997
                                                                                                        ----              ----
Cash flows from operating activities:
        Net income                                                                                    $ 8,285           $ 2,758
        Adjustments to reconcile net income to net cash provided by operating activities:
                     Compensation related to stock options                                                 46                61
                     Depreciation and amortization                                                      1,212               652
                     Tax benefit from exercise of stock options                                         2,450                60
                     Loss on disposal of property and equipment                                           200               299
                     Allowance for doubtful accounts and returns                                          435                97
                     Changes in operating assets and liabilities:
                                 Accounts receivable                                                   (5,313)             (728)
                                 Prepaids and other                                                       127                68
                                 Accounts payable                                                          99            (2,506)
                                 Accrued expenses                                                         (14)            2,177
                                 Income taxes payable                                                   1,461              (436)
                                 Deferred revenue                                                       2,732            (1,480)
                                                                                                      -------           -------
                                              Net cash provided by operating activities                11,720             1,022
                                                                                                      -------           -------
Cash flows from investing activities:
        Purchases of property and equipment                                                            (1,248)             (734)
        Purchases and sales of short term investments                                                     918              (841)
        Other assets                                                                                     (144)              (11)
                                                                                                      -------           -------
                                              Net cash used in investing activities                      (474)           (1,586)
                                                                                                      -------           -------
Cash flows from financing activities:
        Proceeds from issuance of common stock                                                          3,265                98
                                                                                                      -------           -------
                                              Net cash provided by financing activities                 3,265                98
                                                                                                      -------           -------

Change in cash and cash equivalents                                                                    14,511              (466)

Cash and cash equivalents, beginning of period                                                         31,257            22,671
                                                                                                      -------           -------
Cash and cash equivalents, end of period                                                              $45,768           $22,205
                                                                                                      =======           =======
Supplemental disclosures of cash flows information:
               Cash paid for income taxes                                                             $   602           $ 1,251
                                                                                                      =======           =======

         See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 1998.

   For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 1998 (the "Annual Report"). These consolidated financial statements should be read in conjunction with the consolidated financial statements included in that Annual Report.

2. NET INCOME PER SHARE

   Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, outstanding common equivalent shares from options to purchase common stock using the treasury stock method.


   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:


(in thousands)                                        Income                Shares                   Per Share Amount
                                                      (Numerator)           (Denominator)
For the three months ended March 31, 1997:
Basic EPS:
  Net income                                           $2,758                67,962                 $0.04
Effect of dilutive potential common shares                  -                11,101                 $0.01
                                                  -------------------------------------------------------------------
Diluted EPS:
  Net income                                           $2,758                79,063                 $0.03
                                                  ===================================================================
For the three months ended March 31, 1998:
Basic EPS:
  Net income                                           $8,285                71,254                 $0.12
Effect of dilutive potential common shares                  -                13,535                 $0.02
                                                  -------------------------------------------------------------------
Diluted EPS:
  Net income                                           $8,285                84,789                 $0.10
                                                  ===================================================================


 Note: All share and per share amounts for the periods ended March 31, 1997 have been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective March 20, 1998.

3. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:



                                     Three Months Ended
                                         March 31,
                                         ---------
(in thousands, unaudited)              1998     1997
----------------------------------------------------

Net income                           $8,285   $2,758
Cumulative translation adjustment       (17)       0
----------------------------------------------------
Total comprehensive income           $8,268   $2,758
----------------------------------------------------

4. STOCK SPLIT

   All share and per share amounts for all periods presented have been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective March 20, 1998.

5. RECENT ACCOUNTING PRONOUNCEMENTS

   In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 Software Revenue Recognition, which superseded SOP 91-1. SOP 97-2 is effective for transactions entered into after December 31, 1997. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

6. RECENT DEVELOPMENTS

   In March 1998, the Company entered into a definitive agreement to acquire Scopus Technology, Inc. ("Scopus") of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock will be exchanged, at a fixed exchange ratio of .7281 (adjusted for any stock split, stock dividends, reverse stock split, reclassification, recapitalization or similar transaction), for newly issued shares of common stock of the Company. This will result in the issuance of approximately 15.0 million additional shares of the Company's Common Stock, valued at approximately $350 million, based upon the Company's Common Stock closing price as reported on the Nasdaq National Market on Wednesday, May 6, 1998. In addition, all outstanding stock options of Scopus will convert into the right to acquire the Company's Common Stock at the same exchange ratio with an appropriate adjustment to the exercise price. The Company anticipates that the transaction will be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The acquisition of Scopus is subject to a number of closing conditions, including the approval of the acquisition by the Scopus shareholders and approval of the issuance of the Company's Common Stock in connection with the merger by the Company's stockholders. There can be no assurance that the merger will be consummated.

   The Company has received notice from the Federal Trade Commission that early termination of the Hart-Scott-Rodino Act waiting period has been granted with respect to the Company's proposed merger with Scopus. The Company and Scopus have scheduled special meetings of their respective shareholders for May 18, 1998 to approve the merger and related matters, and expect to consummate the merger agreement immediately thereafter.

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

RECENT DEVELOPMENTS

In March 1998, the Company entered into a definitive agreement to acquire Scopus Technology, Inc. ("Scopus") of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock will be exchanged, at a fixed exchange ratio of .7281 (adjusted for any stock split, stock dividends, reverse stock split, reclassification, recapitalization or similar transaction), for newly issued shares of common stock of the Company. This will result in the issuance of approximately 15.0 million additional shares of the Company's Common Stock, valued at approximately $350 million, based upon the Company's Common Stock closing price as reported on the Nasdaq National Market on Wednesday, May 6, 1998. In addition, all outstanding stock options of Scopus will convert into the right to acquire the Company's Common Stock at the same exchange ratio with an appropiate adjustment to the exercise price. The Company anticipates that the transaction will be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The acquisition of Scopus is subject to a number of closing conditions, including the approval of the acquisition by the Scopus shareholders and approval of the issuance of the Company's Common Stock in connection with the merger by the Company's stockholders. There can be no assurance that the merger will be consummated.

The Company has received notice from the Federal Trade Commission that early termination of the Hart-Scott-Rodino Act waiting period has been granted with respect to the Company's proposed merger with Scopus. The Company and Scopus have scheduled special meetings of their respective shareholders for May 18, 1998 to approve the merger and related matters, and expect to consummate the merger agreement immediately thereafter.

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $38,802,000 for the three months ended March 31, 1998 from $16,561,000 for the three months ended March 31, 1997 and decreased as a percentage of total revenues to 82% in the first quarter 1998 from 85% in the first quarter 1997. License revenues increased in absolute dollar amount during these periods from the prior year period due to an increase in the number of licenses of Siebel Enterprise Applications to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise Applications family both in the United States and internationally.
In December 1996, the Company introduced Siebel Service Enterprise, its customer service applications suite. Increases in revenues from the prior year period was due in part to new and existing customers licensing Siebel Service Enterprise to manage their customer service functions. Siebel Service Enterprise license revenues increased to approximately $13,100,000 for the three months ended March 31, 1998 from approximately $1,700,000 for the three months ended March 31, 1997. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues.

Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $8,298,000 for the three months ended March 31, 1998 from $2,924,000 for the three months ended March 31, 1997 and increased as a percentage of total revenues to 18% in the first quarter 1998 from 15% in the first quarter 1997. These increases in absolute dollar amount and as a percentage of total revenues were due to the widespread licensing of products to customers pursuant to agreements with a maintenance component, maintenance renewals from products licensed in prior periods and certain customers obtaining implementation services for the Siebel Enterprise Applications through the Company. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements and due to the Company's expansion of its customer support organization to meet anticipated customer demands in connection with product implementation.

COST OF REVENUES

Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through March 31, 1998 have averaged less than 2% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $4,412,000 for the three months ended March 31, 1998 from $1,601,000 for the three months ended March 31, 1997 and increased as a percentage of total revenues to 9% in the first quarter 1998 from 8% in the first quarter 1997. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and the costs of certain customers obtaining implementation services for the Siebel Enterprise Application through the Company. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $4,500,000 for the three months ended March 31, 1998 from $2,580,000 for the three months ended March 31, 1997 and decreased as a percentage of total revenues to 10% in the first quarter 1998 from 13% in the first quarter 1997. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as the first three months of 1998. The Company to date has not capitalized any software development costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $23,018,000 for the three months ended March 31, 1998 from $9,367,000 for the three months ended March 31, 1997 and increased slightly as a percentage of total revenues to 49% in the first quarter 1998 from 48% in the first quarter 1997. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first three months of 1998.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $2,613,000 for the three months ended March 31, 1998 from $1,983,000 for the three months ended March 31, 1997 and decreased as a percentage of total revenues to 6% in the first quarter 1998 from 10% in the first quarter 1997. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first three months of 1998.

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

OPERATING INCOME AND OPERATING MARGIN

Operating income increased to $11,985,000 for the three months ended March 31, 1998 from $3,841,000 for the three months ended March 31, 1997 and operating margin increased to 25% in the first quarter 1998 from 20% in the first quarter 1997. These increases in operating income and margin were due to increases in license revenues without a proportionate increase in cost, particularly costs associated with the hiring of new personnel. The Company expects operating margins to decline as compared to operating margin for the first three months of 1998 as it continues to invest heavily in sales, marketing, development and support activities globally.

OTHER INCOME, NET

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes was $4,660,000 and $1,690,000 and approximately 36% and 38% for the three months ended March 31, 1998 and 1997, respectively. The tax rate for the three months ended March 31, 1998 decreased primarily due to an anticipated increase in the amount of U.S. federal and California state research tax credits and the expectation of certain benefits attributable to international sales.

NET INCOME

The Company had net income (after provision for income taxes) of $8,285,000 for the three months ended March 31, 1998 compared to net income of $2,758,000 for the three months ended March 31, 1997. Diluted net income per share increased to $0.10 per share in the first quarter of 1998 from $0.03 in the comparable period in 1997. Net income increased as a percentage of total revenues to 18% for the three months ended March 31, 1998 from 14% for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments increased to $107,744,000 as of March 31, 1998 from $94,151,000 as of December 31, 1997, representing approximately 64% of total assets. This increase was primarily attributable to net income and increases in the tax benefit received from exercises of stock options, deferred revenue and issuances of common stock, partially offset by increases in accounts receivable and purchases of property and equipment. The Company's Days Sales Outstanding (DSO) in accounts receivable was 73 as of March 31, 1998 compared with 71 as of December 31, 1997. The Company expects DSO will fluctuate significantly in future quarters and that future levels of DSO will likely be higher than those experienced in the current and prior periods.

The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

FACTORS AFFECTING OPERATING RESULTS

Limited Operating History. The Company commenced operations in July 1993 and shipped the first version of Siebel Sales Enterprise in April 1995 and the first version of Siebel Service Enterprise in December 1996. The Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development.

Reliance on Andersen Consulting and Other Relationships; Dependence on System Integrators. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide marketing and sales opportunities for the Company's direct sales force and expand the distribution of its products. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. In particular, the Company has established a non-exclusive strategic relationship with Andersen Consulting, a principal stockholder of the Company. For the year ended December 31, 1997 and the three months ended March 31, 1998, approximately 35% and 7%, respectively, of the Company's license revenues were derived from customers for which Andersen Consulting had been engaged to provide system integration services. Any deterioration of the Company's relationship with Andersen Consulting could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on Single Product Family. Approximately 66% of the Company's license revenues in the three months ended March 31, 1998 were attributable to sales of Siebel Sales Enterprise. The remaining revenues were attributable to sales of Siebel Service Enterprise. The Company currently expects Siebel Sales Enterprise and related maintenance and training services to continue to account for a substantial majority of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

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

International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 30% and 31% of the Company's total license revenues in fiscal 1997 and the three months ended March 31, 1998, respectively.

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

Risk Relating to Acquisitions. The Company has acquired in the past, and may acquire in the future, other products or businesses which are complementary to the Company's business. The Company is currently in the process of acquiring Scopus Technology, Inc. The integration of products and personnel as a result of any such acquisitions has and will continue to divert the Company's management and other resources. There can be no assurance that difficulties will not arise in integrating such operations, products, personnel or businesses. The failure to successfully integrate such products or operations could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in certain legal proceedings as disclosed in the Company's Annual Report on Form 10-K filed March 17, 1998.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit Number           Description of Document
--------------           -----------------------
2.1 Agreement and Plan of Merger and Reorganization, dated March 1,1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc.(4)

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.(6)

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

10.4 Registrant's Deferred Compensation Plan, dated January 10,1997.(5)

10.5 Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.(1)(2)

10.6 Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)

10.7 Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates.(1)

10.8 Form of Voting Agreement dated as of March 1, 1998, a substantially similar version of which has been executed by and between the Registrant, Scopus Technology, Inc. and each of Thomas M. Siebel, Thomas M. Siebel as Trustee under the Siebel Living Trust u/a/d 7/29/93, the Thomas and Stacey Siebel Foundation and First Virtual Capital, Inc.(7)

10.9 Form of Affiliate Agreement, substantially similar versions of which are to be executed by the Registrant, Scopus Technology, Inc. and each of the affiliates of the Registrant.(8)

21.1 Subsidiaries of the Registrant.(6)

27.1 Financial Data Schedule.(9)



(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

(2) Confidential treatment has been granted with respect to portions of this exhibit.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.

(4) Incorporated by reference to exhibit 99.1 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(8) Incorporated by reference to exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(9) Filed herewith.

    (b) Reports on Form 8-K

On March 3, 1998, the Company filed a report on Form 8-K relating to the Company's two-for-one stock split effected on March 20, 1998.

On March 16, 1998, the Company filed a report on Form 8-K relating to the Company's proposed merger with Scopus Technology, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIEBEL SYSTEMS, INC.



Date:  May 15, 1998             By: /s/ Howard H. Graham
                                   -------------------------------------
                                    Howard H. Graham
                                    Senior Vice President Finance and
                                    Administration
                                    and Chief Financial Officer