Form 10-Q
period 1998-06-30
SIEBEL SYSTEMS INC
filed 1998-08-13
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                Yes [X]  No [_]


 The number of shares outstanding of the registrant's common stock, par value
            $.001 per share, as of August 4, 1998, was 87,950,279.

                              SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----

     Item  1.  Financial Statements

               a)  Consolidated Balance Sheets
                   as of June 30, 1998 and December 31, 1997                                              3

               b)  Consolidated Statements of Operations
                   for the three and six months ended June 30, 1998 and 1997                              4

               c)  Consolidated Statements of Cash Flows
                   for the six months ended June 30, 1998 and 1997                                        5

               d)  Notes to Consolidated Financial Statements                                             6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          19

     Item 2.  Changes in Securities and Use of Proceeds                                                  19

     Item 4.  Submission of Matters to a Vote of Security Holders                                        19

     Item 5.  Other Information                                                                          20

     Item 6.  Exhibits and Reports on Form 8-K                                                           20

SIGNATURES                                                                                               22


                                                   PART I. FINANCIAL INFORMATION
                                                   Item 1. Financial Statements


                                                       SIEBEL SYSTEMS, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except per share data; unaudited)

                                                                                     June 30,        December 31,
                                                                                      1998               1997
                                                                                   ---------           --------

                                                Assets
                                                ------
Current assets:
      Cash and cash equivalents                                                    $  63,275           $ 70,202
      Short-term investments                                                         116,136             91,999
      Accounts receivable, net                                                       110,663             63,056
      Deferred income taxes                                                            4,778              4,778
      Prepaids and other                                                               8,370              6,701
                                                                                   ---------           --------
                Total current assets                                                 303,222            236,736

Property and equipment, net                                                           24,815             24,843
Other assets                                                                           6,083              6,585
                                                                                   ---------           --------
                Total assets                                                       $ 334,120           $268,164
                                                                                   =========           ========

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------
Current liabilities:
      Accounts payable                                                             $   5,707           $  5,684
      Accrued expenses                                                                54,403             28,362
      Income taxes payable                                                             4,320              2,345
      Deferred revenue                                                                38,872             22,243
                                                                                   ---------           --------
                Total current liabilities                                            103,302             58,634

      Deferred income taxes                                                              162                162
                                                                                   ---------           --------
                Total liabilities                                                    103,464             58,796
                                                                                   ---------           --------

Stockholders' equity:
      Common stock;  $.001 par value;  300,000 shares authorized;
       87,550 and 85,864 shares issued and outstanding, respectively                      88                 86
      Additional paid-in capital                                                     209,481            195,432
      Notes receivable from stockholders                                                (406)              (406)
      Deferred compensation                                                             (517)              (639)
      Retained earnings                                                               22,735             15,260
      Accumulated other comprehensive loss                                              (725)              (365)
                                                                                   ---------           --------
                Total stockholders' equity                                           230,656            209,368
                                                                                   ---------           --------
                Total liabilities and stockholders' equity                         $ 334,120           $268,164
                                                                                   ==========          =========




         See accompanying notes to consolidated financial statements.

                                                   SIEBEL SYSTEMS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data; unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                                    ---------------------------  ---------------------------
                                                                         1998          1997          1998           1997
                                                                    -------------  ------------  ------------  -------------
Revenues:
       Software                                                      $    67,340   $    33,427   $   123,342   $     62,949
       Maintenance, consulting and other                                  22,676        10,687        40,846         20,212
                                                                       ---------     ---------     ---------    -----------

                   Total revenues                                         90,016        44,114       164,188         83,161

Cost of revenues:
       Software                                                            2,286           969         3,302          1,497
       Maintenance, consulting and other                                  15,227         6,067        26,032         11,828
                                                                       ---------     ---------     ---------    -----------

                   Total cost of revenues                                 17,513         7,036        29,334         13,325
                                                                       ---------     ---------     ---------    -----------

                   Gross margin                                           72,503        37,078       134,854         69,836

Operating expenses:
       Product development                                                10,534         5,571        19,290         10,665
       Sales and marketing                                                39,569        21,069        74,921         40,007
       General and administrative                                          6,242         4,199        10,809          7,840
       Merger related expenses                                            13,500            --        13,500             --
                                                                       ---------     ---------     ---------    -----------

                   Total operating expenses                               69,845        30,839       118,520         58,512
                                                                       ---------     ---------     ---------    -----------

                   Operating income                                        2,658         6,239        16,334         11,324

Other income, net                                                          1,336         1,210         2,928          2,582
                                                                       ---------     ---------     ---------    -----------

                   Income before income taxes                              3,994         7,449        19,262         13,906

Income tax expense                                                         4,804         2,829        10,324          5,264
                                                                       ---------     ---------     ---------    -----------

                   Net income (loss)                                   $    (810)    $   4,620     $   8,938    $     8,642
                                                                       =========     =========     =========    ===========

Diluted net income (loss) per share                                    $   (0.01)    $    0.05     $    0.09    $      0.09
                                                                       =========     =========     =========    ===========
Shares used in diluted net income (loss) per share computation            86,870        92,586        99,454         92,638
                                                                       =========     =========     =========    ===========

Basic net income (loss) per share                                      $   (0.01)    $    0.06     $    0.10    $      0.10
                                                                       =========     =========     =========    ===========

Shares used in basic net income (loss) per share computation              86,870        83,278        86,579         83,015
                                                                       =========     =========     =========    ===========


         See accompanying notes to consolidated financial statements.


                                                       SIEBEL SYSTEMS, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands; unaudited)


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                     -------------------------------------
                                                                                            1998                1997
                                                                                     -----------------    ----------------
Cash flows from operating activities:
        Net income                                                                   $           8,938    $          8,642
        Adjustments to reconcile net income to net cash provided by operating activities:
                      Compensation related to stock options                                        129                 108
                      Depreciation and amortization                                              5,156               3,206
                      Tax benefit from exercise of stock options                                 4,235                 323
                      Loss on disposal of property and equipment                                   230                 292
                      Allowance for doubtful accounts and returns                                2,728                 693
                      Changes in operating assets and liabilities:
                             Accounts receivable                                               (52,032)            (12,204)
                             Prepaids and other                                                   (900)             (3,401)
                             Accounts payable                                                    1,530                (360)
                             Accrued expenses                                                   24,768               3,123
                             Income taxes payable                                                  929                  87
                             Deferred revenue                                                   18,053               4,863
                                                                                     -----------------    ----------------
                                    Net cash provided by operating activities                   13,764               5,372
                                                                                     -----------------    ----------------

Cash flows from investing activities:
        Purchases of property and equipment                                                     (7,659)             (7,650)
        Purchases / sales of short-term investments, net                                       (20,999)             (1,803)
        Other assets                                                                             2,128              (1,149)
                                                                                     -----------------    ----------------
                                    Net cash used in investing activities                      (26,530)            (10,602)
                                                                                     -----------------    ----------------
Cash flows from financing activities:
        Proceeds from issuance of common stock                                                   9,979               3,091
        Repayment of stockholder notes                                                               -                  58
                                                                                     -----------------    ----------------
                                    Net cash provided by financing activities                    9,979               3,149
                                                                                     -----------------    ----------------
Change in cash and cash equivalents                                                             (2,787)             (2,081)
Adjustment to conform acquired Company's year end                                               (4,140)
Cash and cash equivalents, beginning of period                                                  70,202              77,495
                                                                                     -----------------    ----------------
Cash and cash equivalents, end of period                                             $          63,275    $         75,414
                                                                                     =================    ================

Supplemental disclosures of cash flows information:
               Cash paid for income taxes                                            $           2,796    $          5,096
                                                                                     =================    ================

         See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   In May 1998, Siebel acquired Scopus Technology, Inc. ("Scopus") in a merger transaction accounted for as a pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of the two companies. See Note 2.

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   REVENUE RECOGNITION

   Prior to January 1, 1998, the Company recognized revenue in accordance with Statement of Position No. 91-1, "Software Revenue Recognition". Software license revenue was recognized when all of the following criteria had been met: there was an executed license agreement, software had been shipped to the customer, no significant vendor obligations remained, the license fee was fixed and payable within twelve months and collection was deemed probable.

   On January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2 "Software Revenue Recognition". Revenue is recognized under SOP 97-2 when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on relative fair value.

   Maintenance, consulting and other revenues relate primarily to maintenance, consulting services and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and training revenues are generally recognized as the services are performed and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

   COST OF REVENUES

   Cost of software consists primarily of media, product packaging, documentation and other production costs, and third-party royalties.

   Cost of maintenance, consulting and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including cost of services provided by third party consultants engaged by the Company.

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

   ADVERTISING

   Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $7,245,000 in 1997 and $4,598,000 for the six months ended June 30, 1998.

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

   NET INCOME (LOSS) PER SHARE

   During 1997, the Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options, diluted EPS.

   Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, convertible preferred stock outstanding and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

   Effective February 3, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing, using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Net income per share for periods prior to the Company's initial public offering have been restated in accordance with SAB No. 98.

   EMPLOYEE STOCK OPTION AND PURCHASE PLANS

   The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   FOREIGN CURRENCY TRANSLATION

   The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are shown as a separate component of stockholders' equity.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative

   Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

2. SCOPUS MERGER

   On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13.5 million consisted of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9.1 million, integration charges related to duplicate facilities and equipment of $3.1 million and other miscellaneous expenses of $1.3 million. As of June 30, 1998, the Company had $8.2 million remaining in accrued merger expenses, which the Company expects to pay in 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.


   The transaction has been accounted for as a pooling of interests. As required by pooling accounting, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31. The restated financial statements for the three and six month periods ended June 30, 1997 include Siebel's results of operations for those periods and Scopus' results of operations for the three and six month periods ended September 30, 1997. Beginning on January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted.

   As a result of conforming the reporting periods of Siebel and Scopus, as described above, the operating results of Scopus for the three month period ended March 31, 1998 is included in the restated financial statements for both 1997 and 1998. Net income for this period is reflected as a reduction of opening retained earnings in the restated 1998 financial statements.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.


(in thousands, unaudited)                       Three months ended              Years ended
                                                    March 31,                   December 31,
                                           --------------------------    ------------------------
                                                1998            1997           1997          1996
                                           ------------    ------------    -----------    -----------
Total revenues:
  Siebel                                     $47,100         $19,485          $118,775      $39,152
  Scopus                                      27,072          19,562            88,853       62,210
                                             -------         -------           --------    --------
                                             $74,172         $39,047          $207,628     $101,362
                                             =======         =======          ========     ========
Net income (loss):
  Siebel                                     $ 8,285         $ 2,758          $ (2,427)    $  5,025
  Scopus                                       1,463           1,264             1,240        7,836
                                             -------         -------          --------     --------
                                             $ 9,748         $ 4,022          $ (1,187)    $ 12,861
                                             =======         =======          ========     ========


  In combining the financial statements of Siebel and Scopus, certain reclassifications, conforming changes and adjustments relating to revenue recognition were made to the historical financial statements of Scopus. These conforming changes and adjustments resulted in a reduction of previously reported net income of approximately $505,000 in fiscal 1995, $578,000 in fiscal 1996, and $2,931,000 in fiscal 1997. There were no conforming changes or adjustments for the period from April 1, 1998 through May 18, 1998. These changes and adjustments will not reverse in future periods.

3. NET INCOME (LOSS) PER SHARE

  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, outstanding common equivalent shares from options to purchase common stock using the treasury stock method.

  The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:


(in thousands, unaudited)                       Three months ended             Six months ended
                                                     June 30,                      June 30,
                                           --------------------------      ------------------------
                                                1998            1997           1998         1997
                                           ------------    ------------    -----------    -----------

Shares used in basic net income (loss)
 per share computation                     86,870             83,278            86,579            83,015
Effect of dilutive potential common
 shares                                         -              9,308            12,875             9,623
                                           ------             ------            ------            ------
Shares used in diluted net income
 (loss) per share computation              86,870             92,586            99,454            92,638
                                           ======             ======            ======            ======

  Dilutive potential common shares excluded from the computation for the three months ended June 30, 1998 was 12,753,000.

4. COMPREHENSIVE INCOME

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


(in thousands, unaudited)                       Three months ended            Six months ended
                                                     June 30,                     June 30,
                                           --------------------------      ------------------------
                                                1998            1997           1998          1997
                                           ------------    ------------    -----------    -----------
  Net income (loss)                         $  (810)        $4,620          $8,938         $8,642
  Translation adjustment                       (345)             -            (360)             -
                                            -------         ------          ------         ------
  Total comprehensive income (loss)         $(1,155)        $4,620          $8,578         $8,642
                                            =======         ======          ======         ======

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

OVERVIEW

Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading supplier of Enterprise Relationship Management systems for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, service organizations, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

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

RECENT DEVELOPMENTS

On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13.5 million consisted of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9.1 million, integration charges related to duplicate facilities and equipment of $3.1 million and other miscellaneous expenses of $1.3 million. As of June 30, 1998, the Company had $8.2 million remaining in accrued merger expenses, which the Company expects to pay in 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

The transaction has been accounted for as a pooling of interests. As required by pooling accounting, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31. The restated financial statements for the three and six month periods ended June 30, 1997 include Siebel's results of operations for those periods and Scopus' results of operations for the three and six month periods ended September 30, 1997. Beginning on January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted.

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $67,340,000 for the three months ended June 30, 1998 from $33,427,000 for the three months ended June 30, 1997 and decreased as a percentage of total revenues to 75% in the second quarter 1998 from 76% in the second quarter 1997. For the six months ended June 30, 1998, license revenue increased to $123,342,000 from $62,949,000 for the six months ended June 30, 1997 and decreased as a percentage of total revenues to 75% in the fiscal 1998 period from 76% in the fiscal 1997 period. License revenues increased in absolute dollar amount during these periods from the prior year periods due to an increase in the number of licenses of Siebel Enterprise and Siebel Series 5 applications to new and existing customers. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise and Siebel Series 5 applications family both in the United States and internationally. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues.

Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $22,676,000 for the three months ended June 30, 1998 from $10,687,000 for the three months ended June 30, 1997 and increased as a percentage of total revenues to 25% in the second quarter 1998 from 24% in the second quarter 1997. For the six months ended June 30, 1998, maintenance, consulting and other revenues increased to $40,846,000 from $20,212,000 for the six months ended June 30, 1997 and increased as a percentage of total revenues to 25% from 24% in the fiscal 1997 period. These increases in absolute dollar amount and as a percentage of total revenues were due to growth in the Company's consulting business and growth in the installed base of customers with a maintenance component and maintenance renewals from products licensed in prior periods. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

COST OF REVENUES

Software. Cost of software license revenues includes product packaging, documentation and production. Cost of license revenues through June 30, 1998 have averaged less than 4% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $15,227,000 for the three months ended June 30, 1998 from $6,067,000 for the three months ended June 30, 1997 and increased as a percentage of total revenues to 17% in the second quarter 1998 from 14% in the second quarter 1997. For the six months ended June 30, 1998, cost of maintenance, consulting and other revenues increased to $26,032,000 from $11,828,000 for the six months ended June 30, 1997 and increased as a percentage of total revenues to 16% in the fiscal 1998 period from 14% in the fiscal 1997 period. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and the costs of certain customers obtaining implementation services through the Company. The increase as a percentage of total revenues reflects the use of third-party contractors to assist on certain consulting projects. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $10,534,000 for the three months ended June 30, 1998 from $5,571,000 for the three months ended June 30, 1997 and decreased as a percentage of total revenues to 12% in the second quarter 1998 from 13% in the second quarter 1997. For the six months ended June 30, 1998 product development expenses increased to $19,290,000 from $10,665,000 for the six months ended June 30, 1997 and decreased as a percentage of total revenues to 12% in the fiscal 1998 period from 13% in the fiscal 1997 period. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as the first six months of 1998. The Company to date has not capitalized any software development costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $39,569,000 for the three months ended June 30, 1998 from $21,069,000 for the three months ended June 30, 1997 and decreased as a percentage of total revenues to 44% in the second quarter 1998 from 48% in the second quarter 1997. For the six months ended June 30, 1998 sales and marketing expenses increased to $74,921,000 from $40,007,000 for the six months ended June 30, 1997 and decreased as a percentage of total revenues to 46% in the fiscal 1998 period from 48% in the fiscal 1997 period. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel and, to a lesser degree, costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first six months of 1998.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $6,242,000 for the three months ended June 30, 1998 from $4,199,000 for the three months ended June 30, 1997 and decreased as a percentage of total revenues to 7% in the second quarter 1998 from 10% in the second quarter 1997. For the six months ended June 30, 1998 general and administrative expenses increased to $10,809,000 from $7,840,000 for the six months ended June 30, 1997 and decreased as percentage of total revenues to 7% in the fiscal 1998 period from 9% in the fiscal 1997 period. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first six months of 1998.

Merger related expenses. In connection with the merger with Scopus, the Company incurred direct merger-related expenses of approximately $13.5 million related primarily to investment bankers, attorneys, accountants and other professional fees of $9.1 million and duplicate facilities and equipment of $3.1 million. As of June 30, 1998, the Company had $8.2 million remaining in accrued merger expenses, which the Company expects to pay in 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses. There were no merger-related expenses in the three and six months ended June 30, 1997.

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

OPERATING INCOME AND OPERATING MARGIN

Operating income decreased to $2,658,000 for the three months ended June 30, 1998 from $6,239,000 for the three months ended June 30, 1997 and operating margin decreased to 3% in the second quarter 1998 from 14% in the second quarter 1997. For the six months ended June 30, 1998 operating income increased to $16,334,000 from $11,324,000 for the six months ended June 30, 1997 and operating margin decreased to 10% in the fiscal 1998 period from 14% in the fiscal 1997 period. These decreases in operating income and margin were primarily due to $13.5 million of merger-related expenses incurred in the three months ended June 30, 1998. Excluding the merger related expenses, operating income for the six months ended June 30, 1998 increased to $31,618,000 from $11,324,000 for the six months ended June 30, 1997 and operating margin increased to 19% in the fiscal 1998 period from 14% in the fiscal 1997 period. The Company expects operating margins, net of merger-related expenses, to decrease as compared to operating margin for the first six months of 1998 as it continues to invest heavily in sales, marketing, development and support activities globally.

OTHER INCOME, NET

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes was $4,804,000 and $2,829,000 and approximately 120% and 38%, respectively, for the three months ended June 30, 1998 and 1997, respectively. The provision for income taxes was $10,324,000 and $5,264,000 and 54% and 38%, respectively, for the six months ended June 30, 1998 and 1997 respectively. The effective tax rate in 1998 was affected by the non-deductibility of certain merger-related expenses. The Company expects its effective tax rate for the remainder of 1998 to be approximately 38%.

NET INCOME (LOSS)

The Company had a net loss (after provision for income taxes) of $810,000 for the three months ended June 30, 1998 compared to net income of $4,620,000 for the three months ended June 30, 1997. Diluted net loss per share decreased to $0.01 per share in the second quarter of 1998 from net income of $0.05 per share in the comparable period in 1997. Net loss was 1% as a percentage of total revenues for the three months ended June 30, 1998 compared to net income of 10% for the three months ended June 30, 1997. The Company had net income of $8,938,000 for the six months ended June 30, 1998 compared to net income of $8,642,000 for the six months ended June 30, 1997. Diluted net income per share was $0.09 for each of the six-month periods ended June 30, 1998 and 1997. Net income decreased as a percentage of total revenues to 5% in the six months ended June 30, 1998 from 10% in the six months ended June 30, 1997, due primarily to the effect of the merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments increased to $179,411,000 as of June 30, 1998 from $162,201,000 as of December 31, 1997, representing approximately 54% of total assets. This increase was primarily attributable to net income and increases in deferred revenue, accrued expenses and issuances of common stock, partially offset by increases in accounts receivable and purchases of property and equipment. The Company's days sales outstanding (DSO) in accounts receivable was 111 as of June 30, 1998 compared with 82 as of December 31, 1997. The Company expects DSO will fluctuate significantly in future quarters.

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

Limited Deployment. Many of the Company's customers are in the pilot phase of implementing the Company's software. There can be no assurance that enterprise-wide deployments by such customers will be successful. The Company's customers frequently contemplate the deployment of its products commercially to large numbers of sales, marketing and customer service personnel, many of whom have not previously used application software systems, and there can be no assurance of such end-users' acceptance of the product. If any of the Company's customers are not able to customize and deploy Siebel applications successfully and on a timely basis to the number of anticipated users, the Company's reputation could be significantly damaged, which could have a material adverse effect on the Company's business, operating results and financial condition.

Product Concentration. Approximately 61% of the Company's license revenues in the six months ended June 30, 1998 were attributable to sales of Siebel Sales Enterprise. The remaining license revenues were attributable to sales of Siebel Service Enterprise and Siebel Series 5. The Company currently expects Siebel Sales Enterprise and related consulting, maintenance and training services to continue to account for a substantial amount of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

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

A large number of personal, departmental and other products exist in the sales automation market. Companies (Products) such as Symantec Corporation (ACT!), Borealis Corporation (Arsenal), Saratoga Systems (Avenue), Early Cloud & Co. (CallFlow), Epiphany (Clarity, Momentum, Relevance), Clarify Inc. (ClearSales, ClearSupport), Sales Technologies (Cornerstone), Onyx (Customer Center), IMA
(EDGE), Applix (Enterprise), Dendrite International, Inc.

(Force One), Marketrieve Company (Marketrieve PLUS), Firstwave Technologies, Inc. (Netgain), Broadvision, Inc. (One-To-One Application System), Oracle Corporation (Oracle Sales and Marketing, Oracle Service and Oracle Call, Front Office Application), Pivotal Software, Inc. (Relationship), SAP AG (Sales Force Automation Solution) Software Artistry (SA-Expert Sales), SalesKit Software Corporation (SalesKit), SalesLogix (SalesLogix), Kiefer & Veittinger GmbH (K&V) International (SALES Manager) (SAP AG has recently announced its intention to acquire an 80% equity interest in K&V), Aurum (SalesTrak) (recently acquired by Baan Company N.V.), MEI (UniverSell) and The Vantive Corporation (Vantive Enterprise) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes it competes favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, configurable business objects, Internet and intranet enablement, strategic alignments with industry leaders, support for the global enterprise, scalability allowing support for large user communities and a modern and enduring product architecture. In general, the Company has priced its products at or above those of its competitors, which pricing the Company believes is justified by the scope of functionality delivered and the performance characteristics afforded by the Company's products.

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

International Operations. The Company's sales are primarily to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 27%, 34% and 31% of the Company's total license revenues in fiscal 1997 and the three and six months ended June 30, 1998, respectively.

The growth in the Company's revenues from international sales is expected to continue to subject a portion of the Company's revenues to the risks associated with international sales, including foreign currency fluctuations, economic or political instability, shipping delays and various trade restrictions, any of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operations. As the Company develops an international sales force, it expects to be more directly subject to foreign currency fluctuations. To the extent such direct sales are denominated in foreign currency, any such fluctuation may adversely affect the Company's business, financial condition and results of operations. Foreign currency transactions, when realized, are included as a component of other income. Finally, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

Risks Relating to the Merger with Scopus. Risks associated with the merger with Scopus, which was completed in May 1998, include but are not limited to uncertainties relating to integration, retention of employees by the combined company, and the effect of the merger on customers and existing agreements. The successful integration of the two companies will require significant effort from each company, including the coordination of their research and development, integration of the companies' product offerings, coordination of their sales and marketing efforts and business development efforts. The combined company will need to integrate and streamline overlapping functions successfully. The Company incurred approximately $1.8 million of such integration costs during the three months ended June 30, 1998 for joint sales training and merger related marketing activities. The integration of certain operations following the merger will require the dedication of management resources that may distract attention from the normal operations of the combined Company. The success of the combined Company will also be dependent in part on the retention and integration of management, technical, marketing, sales and customer support personnel. In addition, certain of Scopus' and Siebel's existing customers may view the merger as disadvantageous to them. As a consequence, the combined Company's relationship with these customers could be adversely affected. Failure to quickly and effectively complete the integration of the operations of Siebel and Scopus, failure to attract, hire, retain and integrate skilled employees, and uncertainty in the marketplace or customer concern regarding the impact of the merger and related transactions could have a material adverse effect on the combined Company's business, financial condition and results of operations.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1996, Debra Christoffers, a former sales person of the Company, filed a complaint for wrongful termination against the Company and Thomas Siebel, in the Superior Court of California, County of San Mateo. A jury verdict was returned on May 15, 1998 with a judgment for an immaterial amount. Post-trial proceedings are continuing in the matter. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

In March 1998, a purported class action complaint was filed against the Company and Scopus Technology, Inc. ("Scopus") in the Superior Court of the State of California for the County of Alameda by a person claiming to be a Scopus stockholder. Scopus became a wholly owned subsidiary of the Company on May 18, 1998, upon the merger of a subsidiary of the Company with and into Scopus ("the Merger"). The complaint alleges that the Scopus board of directors breached its fiduciary duties to the shareholders of Scopus in connection with its approval of the Merger. The complaint further alleges that the Company aided and abetted the alleged breach of fiduciary duty. The complaint seeks monetary and other relief. The Company believes the suit is completely without merit and intends to contest the matter vigorously, although there can be no assurance as to the outcome of such litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-12061) relating to the Company's initial public offering of its Common Stock, was June 27, 1996. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended March 31, 1998 regarding the use of proceeds generated by the Company's initial public offering of its Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on April 29, 1998 (the "Annual Meeting").

The following matters were considered and voted upon at the Annual Meeting:

The first matter related to the election of two director nominees, George T. Shaheen and Charles R. Schwab as Directors to serve until the 2001 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:


        Name                            For             Withheld
        ---------------------           ----------      --------
        George T. Shaheen               23,802,699      54,117
        Charles R. Schwab               23,801,299      55,517

The second matter related to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1998. 23,853,372 votes were cast for ratification and 444 votes were cast against ratification. There were 3,000 abstentions and no broker non-votes.

Based on these voting results, each of the directors nominated was elected and the second matter was approved.

A special meeting of stockholders was held on May 18, 1998 (the "Special Meeting") to consider the proposal to approve the issuance of shares of common stock of Siebel Systems, Inc., pursuant to the Agreement and Plan of Merger and Reorganization by and among Siebel, Scopus Acquisition, Inc. and Syracuse Acquisition, Inc. 53,348,979 votes were cast for ratification and 79,970 votes were cast against ratification. There were 187,188 abstentions and no broker non-votes. Based on these voting results, the merger with Scopus was approved.

ITEM 5.  OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between January 28, 1999 and February 28, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

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

_____________________

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

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(8) Incorporated by reference to exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(9) Filed herewith.


(b) Reports on Form 8-K

On May 19, 1998, the Company filed a report on Form 8-K relating to the closure of the Company's merger with Scopus Technology, Inc. on May 18, 1998.

On May 29, 1998, the Company filed a report on Form 8-K relating to the
           Company's merger with Scopus Technology, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIEBEL SYSTEMS, INC.



Date:  August 13, 1998          By: /s/ Howard H. Graham
                                   -----------------------------------
                                    Howard H. Graham

                                    Senior Vice President Finance and
                                    Administration
                                    and
                                    Chief Financial Officer




                                By: /s/ Paul J. Gifford
                                   -----------------------------------
                                    Paul J. Gifford
                                    Corporate Controller