Form 10-Q
period 1998-09-30
SIEBEL SYSTEMS INC
filed 1998-11-13
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                Yes [X]  No [_]

  The number of shares outstanding of the registrant's common stock, par value
           $.001 per share, as of November 2, 1998, was 88,738,630.

                             SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1.  Financial Statements

                  a) Consolidated Balance Sheets as of September 30,
                     1998 and December 31, 1997                               3

                  b) Consolidated Statements of Operations for the three
                     and nine months ended September 30, 1998 and 1997        4

                  c) Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 1998 and 1997    5

                  d) Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Changes in Securities and Use of Proceeds                  19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           19


SIGNATURES                                                                   21

                         PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             SIEBEL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share data; unaudited)

                                                                September 30,               December 31,
                                                                   1998                         1997
                                                               -------------                ------------
                                    Assets
                                    ------
Current assets:
     Cash and cash equivalents                                $      105,700               $       70,202
     Short-term investments                                          123,476                       91,999
     Accounts receivable, net                                        107,849                       63,056
     Deferred income taxes                                             4,778                        4,778
     Prepaids and other                                                8,033                        6,701
                                                              --------------               --------------
          Total current assets                                       349,836                      236,736

Property and equipment, net                                           30,168                       24,843
Other assets                                                           5,697                        6,585
                                                              --------------               --------------

          Total assets                                        $      385,701               $      268,164
                                                              ==============               ==============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
     Accounts payable                                         $        5,554               $        5,684
     Accrued expenses                                                 71,565                       28,362
     Income taxes payable                                              8,401                        2,345
     Deferred revenue                                                 43,958                       22,243
                                                              --------------               --------------

          Total current liabilities                                  129,478                       58,634

     Deferred income taxes                                               162                          162
                                                              --------------               --------------
          Total liabilities                                          129,640                       58,796
                                                              --------------               --------------

Stockholders' equity:
     Common stock; $.001 par value; 300,000 shares
       authorized; 88,402 and 85,864 shares issued
       and outstanding, respectively                                      88                           86
     Additional paid-in capital                                      220,509                      195,432
     Notes receivable from stockholders                                 (406)                        (406)
     Deferred compensation                                              (426)                        (639)
     Accumulated other comprehensive losses                             (501)                        (365)
     Retained earnings                                                36,797                       15,260
                                                              --------------               --------------

          Total stockholders' equity                                 256,061                      209,368
                                                              --------------               --------------

          Total liabilities and stockholders' equity          $      385,701               $      268,164
                                                              ==============               ==============

         See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                      ------------------------      --------------------------
                                                         1998          1997            1998            1997
                                                      --------       --------        ---------       ---------
Revenues:
     Software                                         $ 77,225       $ 41,486        $ 200,567       $ 104,435
     Maintenance, consulting and other                  26,969         13,750           67,815          33,962
                                                      --------       --------        ---------       ---------

          Total revenues                               104,194         55,236          268,382         138,397
                                                      --------       --------        ---------       ---------
Cost of revenues:
     Software                                              993          1,346            4,295           2,843
     Maintenance, consulting and other                  16,698          7,826           42,730          19,654
                                                      --------       --------        ---------       ---------

          Total cost of revenues                        17,691          9,172           47,025          22,497
                                                      --------       --------        ---------       ---------

          Gross margin                                  86,503         46,064          221,357         115,900
                                                      --------       --------        ---------       ---------
Operating expenses:
      Product development                               11,572          6,607           30,862          17,272
      Sales and marketing                               47,242         27,204          122,163          67,211
      General and administrative                         6,915          4,392           17,724          12,232
      Merger related expenses                              -            3,298           13,500           3,298
                                                      --------       --------        ---------       ---------

          Total operating expenses                      65,729         41,501          184,249         100,013
                                                      --------       --------        ---------       ---------

          Operating income                              20,774          4,563           37,108          15,887

Other income, net                                        1,548          1,371            4,476           3,953
                                                      --------       --------        ---------       ---------
          Income before income taxes                    22,322          5,934           41,584          19,840

Income taxes                                             8,259          2,279           18,583           7,543
                                                      --------       --------        ---------       ---------

          Net income                                  $ 14,063       $  3,655        $  23,001       $  12,297
                                                      ========       ========        =========       =========
 Diluted net income per share                         $   0.14       $   0.04        $    0.23       $    0.13
                                                      ========       ========        =========       =========
Shares used in diluted net income
 per share computation                                 100,348         95,280           99,765          93,379
                                                      ========       ========        =========       =========

Basic net income per share                            $   0.16       $   0.04        $    0.26       $    0.15
                                                      ========       ========        =========       =========
 Shares used in basic net income
 per share computation                                  88,048         83,873           87,075          83,304
                                                      ========       ========        =========       =========

         See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                             1998              1997
                                                                          ---------         ---------
Cash flows from operating activities:
     Net income                                                           $  23,001         $  12,297
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Compensation related to stock options                                 193               155
          Depreciation and amortization                                       7,969             5,673
          Tax benefit from exercise of stock options                          8,061               775
          Loss on disposal of property and equipment                            242               487
          Allowance for doubtful accounts and returns                         3,964               953
          Changes in operating assets and liabilities:
                Accounts receivable                                         (50,454)          (31,149)
                Prepaids and other                                             (563)           (2,836)
                Accounts payable                                              1,377            (1,228)
                Accrued expenses                                             41,930            12,714
                Income taxes payable                                          5,010            (1,035)
                Deferred revenue                                             23,139             5,048
                                                                          ---------         ---------

                      Net cash provided by operating activities              63,869             1,854
                                                                          ---------         ---------
Cash flows from investing activities:
     Purchases of property and equipment                                    (15,837)          (12,917)
     Purchases and sales of short-term investments, net                     (28,339)          (11,472)
     Other assets                                                             2,514            (2,209)
                                                                          ---------         ---------

                      Net cash used in investing activities                 (41,662)          (26,598)
                                                                          ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  17,431             4,583
     Repayment of stockholder notes                                             -                 102
                                                                          ---------         ---------

                      Net cash provided by financing activities              17,431             4,685
                                                                          ---------         ---------

Change in cash and cash equivalents                                          39,638           (20,059)
Adjustment to conform acquired company's year end                            (4,140)              -
Cash and cash equivalents, beginning of period                               70,202            77,495
                                                                          ---------         ---------

Cash and cash equivalents, end of period                                  $ 105,700         $  57,436
                                                                          =========         =========

Supplemental disclosures of cash flows information:
     Cash paid for income taxes                                           $   3,154         $   7,867
                                                                          =========         =========

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

     REVENUE RECOGNITION

     Prior to January 1, 1998, the Company recognized revenue in accordance with Statement of Position No. 91-1, "Software Revenue Recognition." Software license revenue was recognized when all of the following criteria had been met: there was an executed license agreement, software had been shipped to the customer, no significant vendor obligations remained, the license fee was fixed and payable within twelve months and collection was deemed probable.

     On January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2 "Software Revenue Recognition." Revenue is recognized under SOP 97-2 when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on relative fair value.

     Maintenance, consulting and other revenues relate primarily to maintenance, consulting services and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and training revenues are generally recognized as the services are performed and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to, or development of, the underlying software code.

     The Company's customer base includes a number of its suppliers (e.g. AT&T, BankBoston Robertson Stephens, Bank of America, Cabletron Systems, The Charles Schwab Corporation, Cigna Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, MCI Telecommunications Corporation, Microsoft Corporation, NationsBank Montgomery Securities, PeopleSoft, Inc., Sequent Computer Systems, Inc., Siemens Medical and Sun Microsystems, Inc.). On occasion, the Company has purchased goods and/or services for company operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm's-length. During the three months ended September 30, 1998, the Company recognized revenue of approximately $10.8 million in connection with such transactions.

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

     The Company has classified its investments in certain debt and equity securities as "available for sale." Such investments are carried at fair value, with gross unrealized gains and losses, when material, reported as a separate component of stockholders' equity within accumulated other comprehensive other losses.

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

     SOFTWARE DEVELOPMENT COSTS

     Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

     ADVERTISING

     Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $7,245,000 in 1997 and $6,324,000 for the nine months ended September 30, 1998.

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

     EMPLOYEE STOCK OPTION AND PURCHASE PLANS

     The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current market price of the underlying stock exceeds the exercise price.

     FOREIGN CURRENCY TRANSLATION

     The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are shown as a separate component of stockholders' equity within accumulated other comprehensive losses.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new accounting standard is not expected to have a material effect on the Company's consolidated financial statements.

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

2.   SCOPUS MERGER

     On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13.5 million consisting of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9.1 million, integration charges related to duplicate facilities and equipment of $3.1 million and other miscellaneous expenses of $1.3 million. As of September 30, 1998, the Company had $5.0 million remaining in accrued merger expenses, which the Company expects to pay in the fourth quarter of 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

     The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31. The restated financial statements for the three and nine month periods ended September 30, 1997 include Siebel's results of operations for those periods and Scopus' results of operations for the three and nine month periods ended December 31, 1997. Beginning on January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted.

     As a result of conforming the reporting periods of Siebel and Scopus, as described above, the operating results of Scopus for the three month period ended March 31, 1998 are included in the restated financial statements for both 1997 and 1998. Net income for this period is reflected as a reduction of opening retained earnings in the restated 1998 financial statements.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                     Three months ended             Years ended
     (in thousands, unaudited)                           March 31,                  December 31,
                                                  ------------------------    ------------------------
                                                     1998          1997           1997          1996
                                                  ----------    ----------     ----------    ---------
     Total revenues:
         Siebel                                    $47,100        $19,485       $118,775      $ 39,152
         Scopus                                     27,072         19,562         88,853        62,210
                                                  ----------    ----------     ----------    ---------
                                                   $74,172        $39,047       $207,628      $101,362
                                                  ==========    ==========     ==========    =========

     Net income (loss):
         Siebel                                    $ 8,285        $ 2,758       $ (2,427)     $  5,025
         Scopus                                      1,463          1,264          1,240         7,836
                                                  ----------    ----------     ----------    ---------
                                                    $9,748        $ 4,022       $ (1,187)     $ 12,861
                                                  ==========    ==========     ==========    =========

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

3.   NET INCOME PER SHARE

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:


     (in thousands, unaudited)                         Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                   ----------------------------    --------------------------
                                                       1998            1997           1998           1997
                                                   ------------    ------------    -----------    -----------
     Shares used in basic net income per share
      computation                                     88,048          83,873          87,075         83,304
      Effect of dilutive potential common shares      12,300          11,407          12,690         10,075
                                                   ------------    ------------    -----------    -----------
     Shares used in diluted net income per share
      computation                                    100,348          95,280          99,765         93,379
                                                  ============    ============    ============   ============

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


     (in thousands, unaudited)                       Three months ended           Nine months ended
                                                        September 30,                September 30,
                                                  --------------------------    ------------------------
                                                     1998            1997         1998            1997
                                                  ----------      ----------    ---------      ---------
     Net income                                     $14,063          $3,655       $23,001        $12,297
     Translation adjustment                             224             (22)         (136)           (22)
                                                  ---------       ---------     ---------      ---------
     Total comprehensive income                     $14,287          $3,633       $22,865        $12,275
                                                  =========       =========     =========      =========

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

OVERVIEW

Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading supplier of Enterprise Relationship Management systems for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, service organizations, telesales, telemarketing, call centers and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading Internet-enabled, object oriented client/server application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

In today's increasingly competitive global markets, businesses must continuously improve their operations. Having spent considerable effort and resources in previous years automating finance, manufacturing, distribution, human resources management, and general office operations, many businesses are now looking to apply the leverage of information technology to their sales, marketing and customer service processes. Unlike previous automation efforts, which have focused on decreasing expenses, sales, marketing and customer service information systems focus primarily on increasing revenues.

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

RECENT DEVELOPMENTS

On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13.5 million, consisting of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9.1 million, integration charges related to duplicate facilities and equipment of $3.1 million and other miscellaneous expenses of $1.3 million. As of September 30, 1998, the Company had $5.0 million remaining in accrued merger expenses, which the Company expects to pay in 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31. The restated financial statements for the three and nine month periods ended September 30, 1997 include Siebel's results of operations for those periods and Scopus' results of operations for the three and nine month periods ended December 31, 1997. Beginning on January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted.

RESULTS OF OPERATIONS

REVENUES

Software. License revenues increased to $77,225,000 for the three months ended September 30, 1998 from $41,486,000 for the three months ended September 30, 1997 and decreased as a percentage of total revenues to 74% in the third quarter 1998 from 75% in the third quarter 1997. For the nine months ended September 30, 1998, license revenue increased to $200,567,000 from $104,435,000 for the nine months ended September 30, 1997 and remained constant at 75% as a percentage of total revenues in the fiscal 1998 and fiscal 1997 periods.
License revenues increased in absolute dollar amount during these periods due to an increase in the number of licensed Siebel Enterprise and Siebel Series 5 applications at new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel Enterprise and Siebel Series 5 applications family both in the United States and internationally. The decrease in license revenues as a percentage of total revenues was primarily due to increased levels of maintenance, consulting and other revenues.

The Company's customer base includes a number of its suppliers (e.g. AT&T, BankBoston Robertson Stephens, Bank of America, Cabletron Systems, The Charles Schwab Corporation, Cigna Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, MCI Telecommunications Corporation, Microsoft Corporation, NationsBank Montgomery Securities, PeopleSoft, Inc., Sequent Computer Systems, Inc., Siemens Medical and Sun Microsystems, Inc.). On occasion, the Company has purchased goods and/or services for company operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm's-length. During the three months ended September 30, 1998, the Company recognized revenue of approximately $10.8 million in connection with such transactions.

Maintenance, Consulting and Other. Maintenance, consulting and other revenues increased to $26,969,000 for the three months ended September 30, 1998 from $13,750,000 for the three months ended September 30, 1997 and increased as a percentage of total revenues to 26% in the third quarter 1998 from 25% in the third quarter 1997. For the nine months ended September 30, 1998, maintenance, consulting and other revenues increased to $67,815,000 from $33,962,000 for the nine months ended September 30, 1997 and as a percentage of total revenues was 25% for each of the nine month periods ended September 30, 1998 and 1997. The increase in absolute dollar amount was due to growth in the Company's consulting business and growth in the installed base of customers on maintenance, including maintenance renewal from products licensed in prior periods. The Company expects that maintenance, consulting and other revenues will remain the same or increase as a percentage of total revenues due to maintenance components of new and existing license agreements and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

COST OF REVENUES

Software. Cost of software license revenues includes third party royalties, product packaging, documentation and production. Cost of license revenues decreased to $993,000 for the three months ended September 30, 1998 from $1,346,000 for the three months ended September 30, 1997 and decreased as a percentage of total revenues to 1% in the third quarter 1998 from 2% in the third quarter 1997. The decrease is primarily due to lower third-party royalty costs. For the nine months ended September 30, 1998, cost of software license revenues increased to $4,295,000 from $2,843,000 for the nine months ended September 30, 1997 and as a percentage of total revenues was 2% for each of the nine months ended September 30, 1998 and 1997. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Maintenance, Consulting and Other. Cost of maintenance, consulting and other revenues consists primarily of personnel, facility and systems costs incurred in providing customer support. Cost of maintenance, consulting and other revenues increased to $16,698,000 for the three months ended September 30, 1998 from $7,826,000 for the three months ended September 30, 1997 and increased as a percentage of total revenues to 16% in the third quarter 1998 from 14% in the third quarter 1997. For the nine months ended September 30, 1998, cost of maintenance, consulting and other revenues increased to $42,730,000 from $19,654,000 for the nine months ended September 30, 1997 and increased as a percentage of total revenues to 16% in the fiscal 1998 period from 14% in the fiscal 1997 period. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and the costs of certain customers obtaining implementation services through the Company. The increase as a percentage of total revenues reflects the use of third-party contractors to assist on certain consulting projects. The Company expects that maintenance, consulting and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $11,572,000 for the three months ended September 30, 1998 from $6,607,000 for the three months ended September 30, 1997 and decreased as a percentage of total revenues to 11% in the third quarter 1998 from 12% in the third quarter 1997. For the nine months ended September 30, 1998, product development expenses increased to $30,862,000 from $17,272,000 for the nine months ended September 30, 1997 and decreased as a percentage of total revenues to 11% in the fiscal 1998 period from 12% in the fiscal 1997 period. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as the first nine months of 1998. The Company to date has not capitalized any software development costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $47,242,000 for the three months ended September 30, 1998 from $27,204,000 for the three months ended September 30, 1997 and decreased as a percentage of total revenues to 45% in the third quarter 1998 from 49% in the third quarter 1997. For the nine months ended September 30, 1998, sales and marketing expenses increased to $122,163,000 from $67,211,000 for the nine months ended September 30, 1997 and decreased as a percentage of total revenues to 46% in the fiscal 1998 period from 49% in the fiscal 1997 period. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, costs associated with expanded promotional activities, and indirect merger-related costs, such as corporate sales training and marketing programs. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first nine months of 1998.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $6,915,000 for the three months ended September 30, 1998 from $4,392,000 for the three months ended September 30, 1997 and decreased as a percentage of total revenues to 7% in the third quarter 1998 from 8% in the third quarter 1997. For the nine months ended September 30, 1998, general and administrative expenses increased to $17,724,000 from $12,232,000 for the nine months ended September 30, 1997 and decreased as percentage of total revenues to 7% in the fiscal 1998 period from 9% in the fiscal 1997 period. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as the first nine months of 1998.

Merger related expenses. In connection with the merger with Scopus, the Company incurred direct merger-related expenses of approximately $13.5 million, comprised primarily of investment bankers, attorneys, accountants and other professional fees of $9.1 million and duplicate facilities and equipment of $3.1 million. As of September 30, 1998, the Company had $5.0 million remaining in accrued merger expenses, which the Company expects to pay in the fourth quarter of 1998. The Company also incurred indirect merger-related expenses of approximately $1.8 million for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses. The Company incurred merger costs of approximately $3.3 million in the third quarter of 1997 in connection with its planned merger with Clear With Computers, Inc. The merger plan was terminated early in the fourth quarter of 1997.

OPERATING INCOME AND OPERATING MARGIN

Operating income increased to $20,774,000 for the three months ended September 30, 1998 from $4,563,000 for the three months ended September 30, 1997 and operating margin increased to 20% in the third quarter 1998 from 8% in the third quarter 1997. For the nine months ended September 30, 1998, operating income increased to $37,108,000 from $15,887,000 for the nine months ended September 30, 1997 and operating margin increased to 14% in the fiscal 1998 period from 11% in the fiscal 1997 period. These increases in operating income and margin were primarily due to increased license revenues without a proportionate increase in costs, particularly costs associated with the hiring of new personnel. Excluding merger related expenses and merger termination costs, operating income for the nine months ended September 30, 1998 increased to $50,608,000 from $19,185,000 for the nine months ended September 30, 1997 and operating margin increased to 19% in the fiscal 1998 period from 14% in the fiscal 1997 period. The Company expects operating margins, net of merger-related expenses, to decrease as compared to operating margin for the first nine months of 1998 as it continues to invest in sales, marketing, development and support activities globally.

OTHER INCOME, NET

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes was $8,259,000 and $2,279,000 or 37% and 38% for the three months ended September 30, 1998 and 1997, respectively. The provision for income taxes was $18,583,000 and $7,543,000 or 45% and 38% for the nine months ended September 30, 1998 and 1997, respectively. The effective tax rate for the nine months ended September 30, 1998 was affected by the non-deductibility of certain merger-related expenses. The Company expects its effective tax rate for the remainder of 1998 to be approximately 38%.

NET INCOME

The Company had net income of $14,063,000 for the three months ended September 30, 1998 compared to net income of $3,655,000 for the three months ended September 30, 1997. Diluted net income per share increased to $0.14 per share in the third quarter of 1998 from net income of $0.04 per share in the comparable period in 1997. Net income was 13% as a percentage of total revenues for the three months ended September 30, 1998, compared to net income of 7% of total revenues for the three months ended September 30, 1997. The Company had net income of $23,001,000 for the nine months ended September 30, 1998 compared to net income of $12,297,000 for the nine months ended September 30, 1997. Diluted net income per share increased to $0.23 per share in the nine month period ended September 30, 1998 from net income of $0.13 per share in the comparable period in 1997. Net income was 9% as a percentage of total revenues for each of the nine month periods ended September 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments increased to $229,176,000 as of September 30, 1998 from $162,201,000 as of December 31, 1997, representing approximately 59% and 60% of total assets, respectively. This increase was primarily attributable to net income and increases in deferred revenue, accrued expenses and issuances of common stock, partially offset by increases in accounts receivable and purchases of property and equipment. The Company's days sales outstanding (DSO) in accounts receivable was 93 as of September 30, 1998, compared with 82 as of December 31, 1997. The Company expects DSO will fluctuate significantly in future quarters.

The Company has used fully serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company expects to transition more of the office suites to leased space. This transition will involve build-out of tenant improvements, acquisition of furniture and fixtures, and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built-out leased facilities, both domestically and internationally, and expects this trend to continue. Accordingly, capital expenditures are expected to increase during the fourth quarter of 1998 and in 1999.

The Company believes that the anticipated cash flows from operations, along with existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

FACTORS AFFECTING OPERATING RESULTS

Limited Operating History. The Company has only a limited operating history and its prospects must be evaluated in light of the risks and uncertainties encountered by a company in its early stage of development.

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

Product Concentration. Approximately 61% of the Company's license revenues in the nine months ended September 30, 1998 were attributable to sales of Siebel Sales Enterprise. The remaining license revenues were attributable to sales of Siebel Service Enterprise, Siebel Marketing Enterprise and Siebel Series 5. The Company currently expects Siebel Sales Enterprise and related consulting, maintenance and training services to continue to account for a substantial amount of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Siebel Sales Enterprise, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition.

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

A large number of personal, departmental and other products exist in the sales automation market. Companies (Products) such as Symantec Corporation (ACT!), Borealis Corporation (Arsenal), Saratoga Systems (Avenue), Early Cloud & Co. (CallFlow), Epiphany (Clarity, Momentum, Relevance), Clarify Inc. (ClearSales, ClearSupport), Sales Technologies (Cornerstone), Onyx (Customer Center), IMA
(EDGE), Applix (Enterprise), Dendrite International, Inc. (Force One), Marketrieve Company (Marketrieve PLUS), Firstwave Technologies, Inc. (Netgain), Broadvision, Inc. (One-To-One Application System), Oracle Corporation (Oracle Sales and Marketing, Oracle Service and Oracle Call, Front Office Application), Pivotal Software, Inc. (Relationship), SAP AG (Sales Force Automation Solution) Software Artistry (SA-Expert Sales), SalesKit Software Corporation (SalesKit), SalesLogix (SalesLogix), Kiefer & Veittinger GmbH (K&V) International (SALES Manager) (SAP AG owns an 80% equity interest in K&V), Aurum (SalesTrak) (recently acquired by Baan Company N.V.), MEI (UniverSell) and The Vantive Corporation (Vantive Enterprise) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes it competes favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, configurable business objects, Internet and intranet enablement, strategic alignments with industry leaders, support for the global enterprise, scalability allowing support for large user communities and a modern and enduring product architecture. In general, the Company has priced its products at or above those of its competitors, which pricing the Company believes is justified by the scope of functionality delivered and the performance characteristics afforded by the Company's products.

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

International Operations. The Company's sales are primarily due to large multi-national companies. To service the needs of such companies, both domestically and internationally, the Company must provide worldwide product support services. As a result, the Company has expanded and intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins and earnings, if any. Revenues from international sales accounted for approximately 27%, 26% and 29% of the Company's total license revenues in fiscal 1997 and the three and nine months ended September 30, 1998, respectively.

The growth in the Company's revenues from international sales is expected to continue to subject a portion of the Company's revenues to the risks associated with international sales, including foreign currency fluctuations, economic or political instability, shipping delays and various trade restrictions, any of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operations. As the Company develops an international sales force, it expects to be more directly subject to foreign currency fluctuations. To the extent such direct sales are denominated in foreign currency, any such fluctuation may adversely affect the Company's business, financial condition and results of operations. Foreign currency transactions, when realized, are included as a component of other income. Finally, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

The Company has not been significantly affected by the recent unfavorable economic conditions in certain Asian and Pacific Rim countries. If the economic conditions in these markets do not improve, this may have an adverse impact on the Company's business, financial condition and results of operations.

European Monetary Unit (EMU). Siebel Enterprise applications have the functionality to allow for dual currency reporting and information management, however, failure of the software to operate properly could require the Company to incur unanticipated expenses to address any problems. The Company is currently reviewing its internal systems for any potential problems that may
arise in connection with the conversion to the EMU.   In addition, the Company
utilizes other third party systems and software products that may or may not be EMU compliant. Failure of third party products could have a material adverse effect on the Company's business, financial condition and results of operations.

Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the EMU will become foreign exchange exposures to the EMU upon conversion. Currently, the Company has no foreign exchange contracts denominated in legacy sovereign currencies with maturity of January 1, 1999 or later. To the extent hedging transactions are entered for exposures after January 1, 1999, they will be denominated in euros as applicable. Although the Company is not aware of any material financial risk arising from the conversion to EMU, the conversion may require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk Relating to Acquisitions. The Company has acquired in the past, and may acquire in the future, other products or businesses, which are complementary to the Company's business. The integration of products and personnel as a result of any such acquisitions has and will continue to divert the Company's management and other resources. There can be no assurance that difficulties will not arise in integrating such operations, products, personnel or businesses. The failure to successfully integrate such products or operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to the Merger with Scopus. Risks associated with the merger with Scopus, which was completed in May 1998, include but are not limited to uncertainties relating to integration, retention of employees by the combined company, and the effect of the merger on customers and existing agreements. The successful integration of the two companies will require significant effort from each company, including the coordination of their research and development, integration of the companies' product offerings, coordination of their sales and marketing efforts and business development efforts. The combined company will need to integrate and streamline overlapping functions successfully. The Company incurred approximately $1.8 million of such integration costs during the three months ended September 30, 1998 for joint sales training and merger related marketing activities. The integration of certain operations following the merger will require the dedication of management resources that may distract attention from the normal operations of the combined Company. The success of the combined Company will also be dependent in part on the retention and integration of management, technical, marketing, sales and customer support personnel. In addition, certain of Scopus' and Siebel's existing customers may view the merger as disadvantageous to them. As a consequence, the combined Company's relationship with these customers could be adversely affected. Failure to quickly and effectively complete the integration of the operations of Siebel and Scopus, failure to attract, hire, retain and integrate skilled employees, and uncertainty in the marketplace or customer concern regarding the impact of the merger and related transactions could have a material adverse effect on the combined Company's business, financial condition and results of operations.

Year 2000. The Company is reviewing its information systems for any potential problems that might arise as a result of the need for its installed computer systems and software to reference dates following December 31, 1999 ("Year 2000 Issues") and does not believe such systems will be adversely affected by the upcoming change in century. However, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, the failure of such third-party equipment or software to operate properly with regard to Year 2000 Issues and thereafter could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the purchasing patterns of customers or potential customers may be affected by Year 2000 Issues as companies use significant resources to assess its current systems for Year 2000 compliance. These assessments could result in expenditures which may reduce the funds available to purchase products and services, such as those offered by the Company, which could have a material adverse affect on the Company's business, financial condition and results of operations. Currently supported Siebel Enterprise applications have been designed to be Year 2000 compliant, however, failure of the software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain customer installations of earlier generation Scopus product which is not Year 2000 compliant. The Company has advised these customers that their installations are not Year 2000 compliant and are no longer supported by Siebel. Updates to current Year 2000 compliant versions of Siebel's software have been made available to all customers who are current on maintenance.

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

In March 1998, a purported class action complaint was filed against the Company, Scopus Technology, Inc. ("Scopus") and the members of the Scopus board of directors in the Superior Court of the State of California for the County of Alameda by a person claiming to be a Scopus stockholder. Scopus became a wholly owned subsidiary of the Company on May 18, 1998, upon the merger of a subsidiary of the Company with and into Scopus (the "Merger"). The complaint alleges that the Scopus board of directors breached its fiduciary duties to the shareholders of Scopus in connection with its approval of the Merger. The complaint further alleges that the Company aided and abetted the alleged breach of fiduciary duty. The complaint seeks monetary and other relief. On October 26, 1998, the court sustained a demurrer filed by the Company, with leave to amend. The Company believes the suit is completely without merit and intends to contest vigorously any future filings or amendments, although there can be no assurance as to the outcome of any such litigation.

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


                                    SIEBEL SYSTEMS, INC.


Date:  November 13, 1998        By: /s/ Howard H. Graham
                                    --------------------
                                    Howard H. Graham
                                    Senior Vice President Finance and
                                    Administration and
                                    Chief Financial Officer


                                By: /s/ Paul J. Gifford
                                    -------------------
                                    Paul J. Gifford
                                    Corporate Controller