Form 10-K
period 1998-12-31
SIEBEL SYSTEMS INC
filed 1999-03-31
CIK 1006835

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

                  For the fiscal year ended December 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 18, 1999 as reported on the Nasdaq National Market was approximately $1,432,233,025. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1998. This determination of affiliate status is not a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 18, 1999, was 90,533,875.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I.

Item  1.  Business........................................................   1

Item  2.  Properties......................................................   7

Item  3.  Legal Proceedings...............................................   7

Item  4.  Submission of Matters to a Vote of Security Holders.............   8

PART II.

Item  5.  Market for Registrant's Common Stock and Related Stockholder
 Matters..................................................................   8

Item  6.  Selected Financial Data.........................................   9

Item  7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   9

Item  7a. Quantitative and Qualitative Disclosures About Market Risk......  24

Item  8.  Financial Statements and Supplementary Data.....................  25

Item  9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  25

PART III.

Item 10.  Directors and Executive Officers of the Registrant..............  25

Item 11.  Executive Compensation..........................................  25

Item 12.  Security Ownership of Certain Beneficial Owners and Management..  26

Item 13.  Certain Relationships and Related Transactions..................  26

PART IV.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K..........  26

SIGNATURE.................................................................  50

                      Documents Incorporated By Reference

  Portions of the registrant's Proxy Statement for its 1999 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

                                    PART I

  The statements contained in this Annual Report on Form 10-K (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed under the heading "Risk Factors" on page 37 in Item 7 and elsewhere in this Report.

Item 1. Business
----------------

Overview

  Siebel Systems, Inc. ("Siebel" or the "Company") is the market leader in enterprise-class sales, marketing and customer service information systems for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, customer service, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading web-based application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

  Siebel Systems' e-commerce applications deliver the first entirely Web-based, enterprise class family of sales, marketing, and customer service applications. Siebel applications fully support ActiveX, Java, and HTML and can be delivered over the Internet or via an organization's intranet, supporting multiple desktop platforms.

  Designed to run within a browser with no previously installed client-side software, Siebel e-commerce applications allow organizations to dramatically reduce the cost of ownership for their Siebel applications and extend their reach throughout the extraprise.

  Organizations configure Siebel applications once and deploy them to mobile laptop or handheld computers for field sales and service, in call centers, or via the Internet to resellers and customers.

  Siebel's customers are comprised of global market leaders, known for delivering the highest levels of quality in their products and services and for their commitment to maintaining the highest levels of customer satisfaction. Spanning diverse industries and geographies, Siebel's customers represent global organizations of all sizes.

  Deploying Enterprise Relationship Management solutions no longer is viewed as a means of gaining a competitive advantage, but rather is fundamental to an organization's ability to survive. Employing enterprise relationship management technology to better manage their customer relationships today, our customers continue to be the leaders in their markets.

  Through our partnerships with these global, industry-leading organizations, we continue to enhance our Siebel Enterprise Application product line, ensuring that we fully support our customers' technology requirements and industry best practices today and in the future.

Products

  Siebel 99, released in December 1998, brings the first entirely Web-based family of enterprise-class relationship management applications to market. Siebel's Web-based architecture provides complete support for sales, marketing, and customer service organizations and extends that support throughout the entire extraprise, seamlessly uniting third-party resellers and service providers, business partners, and customers into a single information system.

 Siebel Sales Enterprise

  Siebel Sales Enterprise is designed to allow teams of sales and marketing professionals to manage sales information throughout the entire sales cycle. This core application includes the Opportunity Management, Account Management, Contact Management, Activity Tracking, Message Broadcasting, Siebel Search, Quotas and Incentives modules.

  Siebel Sales Enterprise options, as of December 31, 1998, include Siebel Quotes, Siebel Revenue Forecasting, Siebel Product Forecasting, Siebel Proposal Generator, Siebel Presentations, Siebel Campaigns, Siebel Sales Assistant, Siebel Target Account Selling, Siebel Customer Service Integration, Siebel Product Configurator, and Siebel Product Configurator Integration Object.

 Siebel Service Enterprise

  Siebel Service Enterprise enables teams of customer service, sales, and marketing professionals to ensure complete customer satisfaction by using closed-loop, service request management capabilities. The base application includes the Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management, and Siebel Search modules.

  Siebel Service Enterprise options, as of December 31, 1998, include Siebel Service Assistant, Siebel Quality Management, and Siebel Mail Agent.

 Siebel Field Service

  Siebel Field Service extends upon Siebel's customer service solution and provides field engineers with service functionality for entitlement/contracts management, integration with other customer facing departments, dispatch and scheduling, parts management, and repair center operations. Siebel Field Service provides a complete solution for the mobile technician as well as the connected service agent.

  Siebel Field Service options, as of December 31, 1998, include Siebel Service Assistant, Siebel Quality Management, and Siebel Mail Agent.

 Siebel Call Center

  Siebel Call Center provides blended Sales and Service functionality that enables call center agents to provide both sales and customer service assistance to customers. It accesses the power of Siebel Sales and Service Enterprise to integrate all available customer information. This allows each service request to result in additional sales opportunities, and provides integrated sales and service histories for each opportunity. This base application includes the Opportunity Management, Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management and Siebel Search modules.

  Siebel Call Center options, as of December 31, 1998, include all of the options available for both Siebel Sales Enterprise and Siebel Service Enterprise.

 Siebel Marketing Enterprise

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

  General product options are typically available on any of the Siebel Enterprise Base applications, and as of December 31, 1998, include Siebel Thin Client, Siebel Encyclopedia, Siebel Office, Siebel Calendar, Siebel Reports, Siebel Expense Reporting, Siebel Executive Information System, Siebel Order Entry, Siebel Contracts, Siebel SmartScript, Siebel Remote, Siebel Anywhere, Siebel Workflow Manager and Siebel Advanced Search.

 Vertical Market Products

  The Company's products are available in industry-specific versions designed for the pharmaceuticals, consumer goods, telecommunications, insurance and finance vertical markets.

  During 1998, 1997, and 1996, the Company had product development expenses of $42.7 million, $26.1 million, and $14.8 million, respectively.

Professional Services

  Siebel provides implementation consulting and other technical services to license customers through its worldwide professional services organization.

Customer Support and Training

  Siebel offers a comprehensive, integrated family of global support programs, including technical support, professional services and customer communications, as well as extensive educational offerings.

Marketing and Sales

  In the United States, the Company markets and sells its products and services primarily through its direct sales and services organization. The Company has sales and service professionals in 33 offices throughout the United States. Outside the United States, the Company sells its product primarily through its direct sales and services organization in the countries where the Company has an office. The Company has sales and service professionals in 22 offices outside of the United States. The Company also markets and sell its products through distributors, primarily in Japan, Latin America, South Africa, and Asia.

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

  The Company's marketing and sales strategy includes the following key elements:

 Target Large Multi-National Customers in a Broad Range of Industries

  The Company's products are intended to be deployed on a global basis, and provide shared, up-to-date information for field sales, telemarketing, telesales, marketing, customer service, and third party reseller sales organizations. The Company has a considerable number of large, multinational companies in it's customer base and intends to leverage its experience and continue to target sales and marketing activities through it's direct sales force to expand worldwide market acceptance of Siebel Enterprise Applications.

 Maintain and Extend Advanced Technology Position

  The Siebel Enterprise Applications utilize advanced information technology. The Company intends to continue to commit substantial resources to maintain and extend its advanced technology position.

 Global Strategic Alliances

  Long-term strategic business partnerships with leading technology providers continue to serve as a core component of Siebel's strategy to maintain its technology and market leadership, consistently deliver superior customer satisfaction, and enable corporate growth.

  Siebel has partnered with best-of-class business and systems integrators, hardware, software, support, and training partners to ensure the successful deployment of Siebel Enterprise Applications. These strategic global partnerships with industry leaders help ensure that Siebel delivers comprehensive solutions that completely meet our global customers' sales, marketing, and customer service information systems needs.

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

 Expand Global Sales Capabilities

  The Company intends to expand its global sales capabilities by increasing the size of its direct sales organization in major markets and continuing to leverage distributors in other selected markets. In particular, the Company plans to expand its direct sales and marketing activities in Asia, Australia, Europe, South America and North America. The Company has operations in Australia, Brazil, Canada, Colombia, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Sweden, Switzerland, the United Kingdom, and the United States, and has introduced, with Itochu, localized versions of Siebel Enterprise Applications for the Japanese market. The Company also has developed localized versions for several major European markets. The Company is currently developing other localized versions, which will be released as market conditions warrant.

  During each of 1998, 1997, and 1996, no individual customer accounted for more than 10% of revenues. Export sales for 1998, 1997, and 1996 were $88.2 million, $41.8 million and $7.7 million, respectively. This represented 30%, 27%, and 10% of total license revenues, respectively.

Acquisitions

  The Company entered into two acquisitions in 1998, as described below:

  In May 1998, the Company acquired Scopus Technology, Inc. ("Scopus") of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately
15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. The transaction was valued at approximately $415 million and was accounted for as a pooling of interests.

  In December 1998, the Company acquired all of the outstanding securities of the privately-held 20*20, a provider of end-user training for the enterprise relationship management software market. The transaction was valued at approximately $6.0 million and was accounted for as a purchase.

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

  The Company relies on system consulting and system integration firms for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's competitors. There can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

 Other Competitors

  A large number of personal, departmental and other products exist in the sales automation market. Companies (Products) such as Silknet (eBusiness System), Rubric (EMA), Exchange Applications, Portera (ServicePort), Relavis (OverQuota), Symantec (ACT!), Borealis Corporation (Arsenal), Saratoga Systems (Avenue), Corepoint (Corepoint Field Sales, Corepoint Telesales), Epiphany (e.4 System), Clarify Inc. (ClearSales, ClearSupport), ONYX (Customer Center), IMA (EDGE), Applix (Enterprise), Dendrite International, Inc. (Force One), Marketrieve Company (Marketrieve PLUS), Firstwave Technologies, Inc. (Netgain), Broadvision, Inc. (One-To-One Application System), Oracle Corporation (Oracle Field Sales Online, Oracle Service and Oracle Call, Front Office Application), Pivotal Software, Inc. (Relationship), SAP AG (Sales

Force Automation Solution), SalesLogix (SalesLogix), Aurum (BaanFrontOffice) (recently acquired by Baan Company N.V.), MEI (UniverSell) and The Vantive Corporation (Vantive Enterprise) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. In addition, many competitors have well-established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes it competes favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, configurable business objects, Internet and intranet enablement, strategic alignments with industry leaders, support for the global enterprise, scalability allowing support for large user communities and a modern and enduring product architecture. In general, the Company has priced its products at or above those of its competitors, which pricing the Company believes is justified by the scope of functionality delivered and the performance characteristics afforded by the Company's products.

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

Employees

  As of December 31, 1998, the Company had a total of 1,418 employees, of which 1,181 were based in the United States, 7 in Australia, 1 in Brazil, 2 in Colombia, 23 in Canada, 19 in France, 48 in Germany, 3 in Italy, 19 in Japan, 1 in Malaysia, 6 in Mexico, 10 in the Netherlands, 2 in Norway, 5 in Spain, 5 in Sweden, 2 in Switzerland and 84 in the United Kingdom. Of the total, 576 were engaged in sales and marketing, 254 were in product development, 456 were in customer support and 132 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Executive Officers

  The executive officers of the Company as of February 1, 1999, and their ages as of such date, are as follows:

   Name                          Age Position
   ----                          --- --------
   Thomas M. Siebel.............  46 Chairman, Chief Executive Officer and
                                      President
   Patricia A. House............  44 Executive Vice President and Co-Founder
   Howard H. Graham.............  51 Senior Vice President, Finance and
                                      Administration and Chief Financial Officer
   Craig D. Ramsey..............  52 Senior Vice President, Worldwide Operations
   R. David Schmaier............  35 Senior Vice President, Products
   Myron Saranga................  61 Senior Vice President, Engineering

  Thomas M. Siebel has served as Chairman, Chief Executive Officer, and President of the Company since its inception in July 1993.

  Patricia A. House has been with the Company since its inception in July 1993. From February 1996 to the present, she has served as the Company's Executive Vice President and Co-Founder, and from July 1993 to February 1996, she served as Senior Vice President of Marketing.

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

  R. David Schmaier has served as Senior Vice President, Products since March 1994.

  Myron Saranga has served as Senior Vice President, Engineering since October 1998. From 1993 to 1998, Mr. Saranga served as Senior Vice President of Research and Development for Informix, Inc

  The Company's current officers, directors and affiliated entities together beneficially owned approximately 31.1% of the outstanding shares of Common Stock as of December 31, 1998. In particular, Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, owned approximately 18.6% of the outstanding shares of Common Stock as of December 31, 1998. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

Item 2. Properties
------------------

  The Company's principal administrative, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to a lease which expires in August 2008. The Company currently occupies a number of domestic and international sales and support offices.

Item 3. Legal Proceedings
-------------------------

  In June 1996, Debra Christoffers, a former sales person of the Company, filed a complaint for wrongful termination against the Company and Thomas Siebel, in the Superior Court of California, County of San Mateo. On May 15, 1998, a jury returned verdicts in favor of Mr. Siebel and against the Company for an immaterial amount. Both the plaintiff and the Company have filed notices of appeal. The Company intends to pursue the appeal vigorously and believes that the ultimate outcome of the action will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

  In March 1998, a purported class action complaint was filed against the Company, Scopus Technology, Inc. ("Scopus") and the members of the Scopus board of directors in the Superior Court of the State of California for the County of Alameda by a person claiming to be a Scopus stockholder. Scopus became a wholly owned subsidiary of the Company on May 18, 1998, upon the merger of a subsidiary of the Company with and into Scopus (the "Merger"). The complaint alleges that the Scopus board of directors breached its fiduciary duties to the shareholders of Scopus in connection with its approval of the Merger. The complaint further alleges that the Company aided and abetted the alleged breach of fiduciary duty. The complaint seeks monetary and other relief. On October 26, 1998, the court sustained defendants' demurrers to the complaint, with leave to amend. Defendants' demurrers to the amended complaint are pending. The Company believes the suit is completely without merit and intends to continue to defend itself vigorously, although there can be no assurance as to the outcome of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

  (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years:

                                                                    High   Low
                                                                   ------ -----
   Quarter Ended March 31, 1997................................... $12.75 $7.50
   Quarter Ended June 30, 1997....................................  16.13  6.63
   Quarter Ended September 30, 1997...............................  21.28 15.16
   Quarter Ended December 31, 1997................................  24.50 16.38
   Quarter Ended March 31, 1998...................................  30.75 20.50
   Quarter Ended June 30, 1998....................................  32.25 21.94
   Quarter Ended September 30, 1998...............................  35.88 18.75
   Quarter Ended December 31, 1998................................  33.94 16.56

  As of December 31, 1998, the Company had approximately 402 holders of record of its common stock. The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

  (b) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-12061) relating to the Company's initial public offering of its Common Stock, was June 27, 1996. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended March 31, 1998 regarding the use of proceeds generated by the Company's initial public offering.

Item 6. Selected Financial Data
-------------------------------

  The acquisition of Scopus Technology, Inc. ("Scopus") has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31.

                                            Year Ended December 31,
                                   -------------------------------------------
                                     1998     1997      1996    1995    1994
                                   -------- --------  -------- ------- -------
                                    (in thousands, except per share data and
                                                   employees)
   Operating Data
   Net revenues................... $391,539 $207,628  $101,362 $35,834 $15,300
   Operating income (loss)........ $ 66,847 $  6,619  $ 17,426 $ 2,263 $  (293)
   Net income (loss).............. $ 42,875 $ (1,187) $ 12,861 $ 1,802 $  (793)
   Diluted net income (loss) per
    share......................... $   0.43 $  (0.01) $   0.16 $  0.03 $   --
   Basic net income (loss) per
    share......................... $   0.49 $  (0.01) $   0.18 $  0.03 $   --
   Total assets................... $441,946 $268,164  $206,945 $57,167 $12,627
   Mandatorily redeemable
    preferred stock............... $    --  $    --   $    --  $   --  $ 1,400
   Total equity................... $290,628 $209,368  $172,431 $42,884 $ 7,089
   Employees......................    1,418      907       471     216     112

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Overview

  Siebel Systems, Inc. is the market leader in enterprise-class sales, marketing and customer service information systems for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, customer service, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading web-based application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

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

  The Siebel Enterprise Applications are comprised of a broad range of advanced client-server application products designed to allow corporations to deploy comprehensive customer information systems, product information systems, competitive information systems, and decision support systems on a global basis. The Company's products provide support for multiple languages and multiple currencies with support for a number of frequently interdependent distribution channels, including direct field sales, telesales, telemarketing, distribution, retail and Internet-based selling and support.

  This Report contains forward looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these factors are discussed in "Risk Factors" below.

Results of Operations

  The following table sets forth statement of operations data for the three years ended December 31, 1998 expressed as a percentage of total revenues:

                                                        Year Ended December 31,
                                                        ------------------------
                                                         1998    1997     1996
                                                        ------- -------  -------
   Revenues:
     Software..........................................    74.3    75.6     79.3
     Professional services, maintenance and other......    25.7    24.4     20.7
                                                        ------- -------  -------
       Total revenues..................................   100.0   100.0    100.0
   Cost of revenues:
     Software..........................................     1.4     2.1      2.2
     Professional services, maintenance and other......    15.7    13.9     13.0
                                                        ------- -------  -------
       Total cost of revenues..........................    17.1    16.0     15.2
                                                        ------- -------  -------
       Gross margin....................................    82.9    84.0     84.8
   Operating expenses:
     Product development...............................    10.9    12.6     14.6
     Sales and marketing...............................    44.2    47.5     43.4
     General and administrative........................     7.3     8.2      9.6
     Merger-related expenses...........................     3.4    12.5      --
                                                        ------- -------  -------
       Total operating expenses........................    65.8    80.8     67.6
                                                        ------- -------  -------
       Operating income................................    17.1     3.2     17.2
   Other income, net...................................     1.6     2.6      3.1
                                                        ------- -------  -------
       Income before income taxes......................    18.7     5.8     20.3
   Income taxes........................................     7.7     6.3      7.6
                                                        ------- -------  -------
       Net income (loss)...............................    11.0    (0.5)    12.7
                                                        ======= =======  =======

Revenues

  Software. License revenues increased to $290,890,000 for the year ended December 31, 1998 from $156,971,000 and $80,413,000 for the years ended December 31, 1997 and 1996, respectively. License revenues as a percentage of total revenues were 74% in the fiscal 1998 period as compared to 76% in the fiscal 1997 period and 79% in the fiscal 1996 period. License revenues increased in absolute dollar amount during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, to existing users of Siebel base applications. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. During 1998, approximately $20,000,000 of license revenue was attributable to products developed from technology acquired from Nomadic Systems, Inc. ("Nomadic") and InterActive WorkPlace, Inc. ("InterActive"). The Company expects that license revenues will continue to increase in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance revenues continue to grow as a result of increases in the installed base of customers on maintenance.

  Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $100,649,000 for the year ended December 31, 1998 from $50,657,000 and $20,949,000 for the years ended December 31, 1997 and 1996, respectively, and as a percentage of total revenues were 26% in the fiscal 1998 period as compared to 24% and 21% in the fiscal 1997 and 1996 periods, respectively. These increases in absolute dollar amount were due to growth in the Company's consulting business and growth in the installed base of customers with a maintenance component and maintenance renewals from products licensed in prior periods. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically twelve months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

  A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1998, 1997 and 1996, sales to the Company's ten largest customers accounted for 22%, 27% and 28% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future.

  The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors primarily in Japan, Latin America, South Africa and Asia. International revenues accounted for 30%, 27% and 10% of license revenues in 1998, 1997 and 1996, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

Cost of Revenues

  Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of license revenues through December 31, 1998 has averaged less than 3% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

  Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred in providing customer support. Cost of professional services, maintenance and other revenues increased to $61,547,000 for the year ended December 31, 1998 from $28,787,000 and $13,183,000 for the years ended December 31, 1997 and 1996, respectively, and as a percentage of professional services, maintenance and other revenues were 61% for the year ended December 31, 1998 as compared to 57% in fiscal 1997 and 63% in fiscal 1996. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $42,698,000 for the year ended December 31, 1998 from $26,105,000 and $14,775,000 for the years ended December 31, 1997 and 1996, respectively, and decreased as a percentage of total revenues to 11% in the fiscal 1998 period from 13% and 15% in the fiscal 1997 and 1996 periods, respectively. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in 1998. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $172,946,000 for the year ended December 31, 1998 from $98,748,000 and $44,044,000 for the years ended December 31, 1997 and 1996, respectively, and as a percentage of total revenues sales and marketing expenses were 44% in 1998, from 48% and 43% in the fiscal 1997 and 1996 periods, respectively. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, costs associated with expanded promotional activities, and indirect merger-related costs, such as corporate sales training and marketing programs. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as in 1998.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $28,401,000 for the year ended December 31, 1998 from $16,938,000 and $9,737,000 for the years ended December 31, 1997 and 1996, respectively, and as a percentage of total revenues were 7% in the fiscal 1998 period as compared to 8% and 10% in the fiscal 1997 and 1996 periods, respectively. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in 1998.

  Merger-Related Expenses. In connection with the merger with Scopus, the Company incurred direct merger-related expenses of approximately $13,500,000, comprised primarily of investment bankers, attorneys, accountants and other professional fees of $9,100,000, duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

  The Company incurred merger costs of approximately $3,300,000 in the third quarter of 1997 in connection with Scopus' planned merger with Clear With Computers, Inc. The merger plan was terminated early in the fourth quarter of 1997.

  On October 1, 1997, the Company completed its purchase of InterActive, a developer of intranet-based business intelligence software technology that has been incorporated into the Siebel InterActive product. The acquisition was accounted for by the purchase method of accounting. The Company recorded a charge to income of $14,017,000, or $0.17 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. Purchased in-process research and development is related to the completion of InterActive's data integration, filtering and formatting technology and its integration into the Company's products. At the time of acquisition, a prototype of InterActive's product existed and was in limited trials, however, the prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. InterActive's technology was completed, at a cost of approximately $400,000, and incorporated as a separate module into the Siebel 98 product suite, which was released in June 1998. The Company estimated that technology was approximately 75% complete as of the acquisition date. At that date, the only identifiable asset acquired was the technology under development. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development.

  The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating InterActive's technology would be $11,500,000 in 1998, increasing to $35,000,000 in 2000, and declining significantly thereafter. Revenue increases were based upon the historical growth rate of software sales for the ERM market and the Company. Operating costs as a percentage of revenue ranged from 56% in 1998 to 47% in 2000 based upon the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 38% consistent with the Company's effective tax rate. Net cash flows were discounted to their present value at the acquisition date using an after-tax risk-adjusted discount rate of 30%. The Company believes this discount rate is consistent with that required by venture capitalists for investments in unproven but partially developed software products. Through the end of 1998, total revenues from Siebel Interactive were approximately $5,000,000; however, the Company is unable to quantify the effect of Siebel Interactive as a competitive differentiator. The Company does not track selling, general and administrative costs by product but believes the incremental costs associated with selling and distributing Siebel Interactive were substantially lower than those used in the valuation due to synergies associated with selling the product as a separate module in the Siebel 98 product suite. If the Company is unable to continuously upgrade the Siebel Interactive product or existing and future customers do not elect to purchase this module, the Company's ability to recover the value assigned to the acquired research and development will be impaired and revenue and profitability will be adversely affected.

  On November 1, 1997, the Company completed its purchase of Nomadic, a provider of innovative business solutions to pharmaceutical sales forces. The acquisition was accounted for by the purchase method of accounting. Technology acquired from Nomadic has been incorporated into the Siebel Pharma product. The Company recorded a charge to income of $8,723,000 or $0.10 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. The appraisal of the acquired research and development was based upon the present value of forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into the existing Siebel product suite. The purchased in-process research and development expense related to completion of Nomadic's second generation pharmaceutical sales force automation product. This product was completed and enterprise-wide deployment to end-user customers commenced in March 1998. Much of the functionality was incorporated into the Company's Pharma product, which was released in June 1998. At the time of the acquisition, Nomadic had a first-generation product at a limited number of customers, with a very small user base. There were a considerable number of uncertainties as to increasing the product's scalability for deployment on an enterprise-wide basis, improving the stability of the application and identifying and fixing bugs. The Company allocated limited excess purchase price over net assets acquired to net current assets, fixed assets and workforce-in-place. The majority of the excess purchase price was allocated to in-process research and development and other intangible assets (goodwill) based upon the expected cash flows from Nomadic's existing product and the product under development, giving consideration to the stage of completion of the technology under development at the acquisition date. This technology was completed, at a cost of approximately $1,300,000, for enterprise-wide release in March 1998.

  The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating Nomadic's technology would be $11,500,000 in 1998, increasing to $35,000,000 in 2000, and declining significantly thereafter. Revenue increases were based upon the historical growth rate of software sales for the ERM market and the Company. Operating costs as a percentage of revenue were estimated at 70%, based upon the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 39% consistent with the Company's effective tax rate. Net cash flows were discounted to their present value at the acquisition date using an after-tax risk-adjusted discount rate of 25%. The Company believes this discount rate is consistent with that required by venture capitalists for investments in unproven but partially developed software products. Through the end of 1998, total revenues from products incorporating the Nomadic technology under development at the acquisition date were approximately $24,000,000. Although the Company does not track selling, general and administrative costs by product, because these products are sold as vertical ERM solutions for the pharmaceutical industry, the Company believes the operating margin is similar to the Company's consolidated operating margin. If the Company is unable to continuously upgrade the Pharma product or superior products are released by competitors, the Company's ability to recover the value assigned to the acquired research and development will be impaired and revenue and profitability will be adversely affected.

Operating Income and Operating Margin

  Operating income increased to $66,847,000 for the year ended December 31, 1998 from $6,619,000 for the year ended December 31, 1997 and $17,426,000 for the year ended December 31, 1996 and operating margin was 17% in the fiscal 1998 period, as compared with 3% and 17% in the fiscal 1997 and 1996 periods, respectively. Excluding merger-related expenses, operating income increased to $82,131,000 for the year ended December 31, 1998 from $32,657,000 and $17,426,000 for the years ended December 31, 1997 and 1996, respectively, and operating margin was 21% in the fiscal 1998 period as compared to 16% and 17% in the fiscal 1997 and 1996 periods, respectively. These increases in operating income and margin, excluding merger-related expenses, were due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel.

Other Income, Net

  Other income, net, is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

Provision for Income Taxes

  Income taxes are comprised primarily of federal and state taxes. The provision for income taxes was $30,255,000, $13,180,000, and $7,683,000 in
1998, 1997, and 1996, respectively. The provision for income taxes as a percentage of pretax income was 41%, 110% and 37%, respectively. The tax rate in 1997 was higher than the rates in 1998 and 1996 primarily due to non-deductible items related to acquisitions. The Company expects its effective tax rate in 1999 to be approximately 37%, excluding the effect of non-deductible costs such as merger-related expenses.

Net Income (Loss)

  The Company had net income of $42,875,000 for the year ended December 31, 1998 compared to a net loss of $1,187,000 and net income of $12,861,000 for the years ended December 31, 1997 and 1996, respectively. Net income per share was $0.43 per diluted share in fiscal 1998, compared with a net loss of $0.01 and net income of $0.16 in the fiscal 1997 and 1996 periods, respectively.

  Excluding merger-related expenses, the Company had pro-forma net income of $55,701,000 for the year ended December 31, 1998 compared to net income of $23,712,000 and $12,861,000 for the years ended December 31, 1997 and 1996, respectively. Pro forma net income per diluted share was $0.56 per share in fiscal 1998, compared with pro forma net income of $0.25 and $0.16 in the fiscal 1997 and 1996 periods, respectively. Pro-forma net income as a percentage of total revenues was 14% in the year ended December 31, 1998 compared to 11% and 13% in the years ended December 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

  The Company's cash, cash equivalents and short-term investments increased to $231,849,000 as of December 31, 1998 from $162,201,000 as of December 31,
1997, representing approximately 52% and 60% of total assets, respectively. This increase was primarily attributable to cash flows from operations and, to a lesser extent, sale of common stock through the Company's stock option and stock purchase plans. The increase was partially offset by increases in accounts receivable, purchases of property and equipment and short-term investments. The Company has generated positive cash flow from operating activities in 1998, 1997 and 1996.

  Of the approximately $39,200,000 of purchases of property and equipment during 1998, approximately $14,000,000 related to computer and networking equipment to support the Company's introduction of SiebelNet. SiebelNet is a family of application hosting, outsourcing and training services designed to help customers quickly deploy and easily manage their sales, marketing and customer service systems.

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

  Capital expenditures of the nature described above are expected to increase during 1999 and 2000.

  The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

Recent Developments

  On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately
15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13,500,000, consisting of fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

  The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus ended its fiscal year on March 31. The restated financial statements as of December 31, 1997, and for prior periods, include Siebel's results of operations for the calendar periods noted and Scopus' results of operations for the fiscal periods ending three months later. Beginning January 1, 1998, the reporting periods of Siebel and Scopus were conformed, and results of operations were combined for the calendar periods presented. As a result of conforming the reporting periods of Siebel and Scopus, the operating results of Scopus for the three month period ended March 31, 1998 are included in the restated financial statements for both 1997 and 1998. Scopus revenues and net income for the three-month period ended March 31, 1998 were $27,100,000 and $1,500,000, respectively. Net income for this period of approximately $1,500,000 is reflected as a reduction of opening retained earnings in the restated 1998 financial statements.

Year 2000 Preparedness

  Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and they are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Failure to complete the necessary modifications could cause a disruption or failure of such program and system.

  The Company's Y2K initiative is being managed by a team of internal staff and third-party consultants specializing in Y2K issues. The team's activities are designed to identify potential Y2K problems and to ensure that there is no adverse effect on our core business operations and that transactions with clients, suppliers and financial institutions are fully supported. The Company's efforts have focused on three areas: (i) the Company's products,
(ii) internal operating systems and (iii) interfaces with third-party systems.

    . Products. The Company has put in place a certification program to verify the Y2K compliance of its products. Beginning with version 4.0 (Siebel 98), the Company's programs have been designed to be Y2K compliant. The Company has applied a number of test approaches and criteria to each of its products beginning with Siebel 98 and believes that all such products are Y2K compliant. While we believe that most of our currently developed and actively marketed products are Y2K compliant for significantly all functionality, our software products could contain errors or defects relating to Y2K. The Company has advised certain of its customers that internal testing of Y2K compliance should be conducted to ensure that the operations managed by Siebel products continue without disruption. If such modifications and conversions are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on our operations. The costs incurred to test the Company's products for Y2K compliance were incurred as normal product development expenses. Any additional expenses are expected to be minimal.

    . Internal Operating Systems. The Company has implemented a plan to test all internal operating systems, such as computer hardware and software, telephone/PBX systems, fax machines, facilities systems such as building access and other miscellaneous systems on a worldwide basis. The Company is approaching its Y2K internal readiness program in the following three phases: (i) assessment, (ii) planning and (iii) implementation. These phases include such individual steps as taking an inventory of the Company's operating systems prioritized by risk, identifying failure dates, defining a solution strategy, estimating repair costs, identifying specific tasks necessary to ensure readiness, determining resource requirements and allocations, and finally, testing and fixing the operating systems as well as putting in place contingency plans for operating systems that have a high impact on the Company's business. The Company believes that, with modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems to our internal operating systems. As of March 1999, the implementation phase is underway. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on our operations. Costs incurred to date and expected costs to complete this process are not expected to be material.

    . Third-Party Systems. The Company has developed a Y2K process for dealing with its key suppliers, distributors, vendors and system integrators and other partners. The Company has been in contact with its key third-party relationships regarding their Y2K compliance. The Company has received responses from its critical third-party relationships, most of whom have stated that they expect to address all of their significant Y2K issues in a timely manner. The Company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of water and power supplies, major transportation disruptions and failures of communications or financial systems--any of which could have a material adverse effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments, depending on the nature and severity of the problems. As of February 1, 1999, the Company has initiated the process of analyzing its third-party systems and expects to complete the process by the fourth quarter. However, if such analyses and required modifications, if any, are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on our operations. Costs incurred to date and expected costs to complete this process are not expected to be material.

  Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments and planned solutions, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates. See "Risk Factors--Year 2000 Problems may cause an Interruption in our Business".

Risk Factors

  A Limited Operating History Upon Which to Evaluate our Business. We began operations in July 1993. We first shipped our Siebel Sales Enterprise product in April 1995 and our Siebel Service Enterprise product in December 1996. Subsequent versions of these products were first shipped in 1996 and 1997. Accordingly, we have a limited operating history upon which you may evaluate our business and prospects. You should evaluate our prospects in light of the risks, expenses and uncertainties that companies in their early stage of development frequently encounter.

  Net Revenue and Operating Results may Fluctuate. Our net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

    . Level of product and price competition;

    . Length of our sales cycle and customer purchasing patterns;

    . The size and timing of individual license transactions;

    . Delay or deferral of customer implementations of our products;

    . Success in expanding our customer support organization, direct sales force and indirect distribution channels;

    . Timing of new product introductions and product enhancements;

    . Appropriate mix of products and services sold;

    . Levels of international sales;

    . Activities of and acquisitions by competitors;

    . Timing of new hires and the allocation of our resources;

    . Changes in the economy and foreign currency exchange rates; and

    . Our ability to develop and market new products and control costs.

  One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

  Quarterly Operating Results may Fluctuate. Our net revenue and operating results may vary drastically from quarter to quarter. The main factors, which may affect these fluctuations, are:

    . The discretionary nature of our customer's purchase and budget cycles;

    . The size and complexity of our license transactions;

    . The potential delays in recognizing revenue from license transactions;

    . The timing of new product releases;

    . Seasonal variations in operating results; and

    . Variations in the fiscal or quarterly cycles of our customers.

  Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to their budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from two to eighteen months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially and adversely affected. Although we have not experienced significant seasonal variations in operating results, such variations could develop in the future.

  As a result of these and other factors, revenues for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. You should not rely on these comparisons as indications of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

  Reliance on Strategic Relationship with Systems Integrators. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities and the implementation of our products. We believe that our relationships with these organizations provide marketing and sales opportunities for our direct sales force and expand the distribution of our products. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts.

  In particular, we have established a non-exclusive strategic relationship with Andersen Consulting, one of our principal stockholders. We have also entered into significant relationships with other third-party systems integrators such as PriceWaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues have historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with Microsoft Corporation, Compaq Computer Corporation, Itochu Corporation and Itochu Techno-Science Corporation, among others. Our failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

  Our current and potential customers may also rely on third-party system integrators to develop, deploy and/or manage Siebel Enterprise Applications. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have or devote the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

  The Internet Presents Unique Risks. The Siebel Enterprise Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products which are compatible with the Internet. We cannot predict with any assurance whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products. We may not be able to effectively compete in the Internet-related products and services market.

  Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, operating results and financial condition could be materially and adversely affected.

  A Competitive and Rapidly Changing Market. The market for client/server application software is relatively new, highly competitive and rapidly changing. We market our products only to customers who have migrated or are in the process of migrating their enterprise computing systems to client/server computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting client/server-computing environments. If the client/server market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition could be materially and adversely affected.

  The market for customer information software is also highly competitive and rapidly changing. Our future financial performance will largely depend on growth in the number of customer information applications developed for use in client/server environments. If the customer information software market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be materially and adversely affected.

  Customers may not Successfully Implement our Products. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end-users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If existing customers have difficulty further deploying Siebel Enterprise Applications or for any other reason are not satisfied with Siebel Enterprise Applications, our business, operating results and financial condition could be materially and adversely affected.

  A Limited Number of Products for our License Revenues. In 1998, a substantial majority of our license revenues were attributable to sales of Siebel Sales Enterprise, Siebel Service Enterprise and related products. We expect that such products and related consulting, maintenance and training services will continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

  The Length of Time Required to Engage a Client and to Implement Our Products may be Lengthy and Unpredictable. The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. You should not rely on prior sales and implementation cycles as any indication of future cycles.

  The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts that may be performed by the customer or third-party system integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale sales and marketing information system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors which may cause significant delays, many of which we have little or no control over. These factors include (i) the size and complexity of our license transactions and (ii) delays in our customers' implementation of client/server computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business and operations and cause our operating results to vary significantly from quarter to quarter.

  Expanding Distribution May Create Additional Risks. We have expanded the distribution of our products in recent years. This expansion has placed new and increased demands on our direct sales force and technical and sales support staff. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and customer support personnel. Although we invest significant resources to expand our direct sales force and our technical and customer support staff, we have experienced difficulty in recruiting qualified personnel. We also may not be able to successfully expand our direct sales force or other distribution channels. In addition, such expansion may not result in increased revenues. Any failure to expand our direct sales force or technical and customer support staff or to expand our distribution channels could materially and adversely affect our business, operating results and financial condition.

  Revenue is Concentrated in a Relatively Small Number of Customers. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1998, 1997 and 1996, sales to our ten largest customers accounted for 22%, 27% and 28% of total revenues, respectively. We expect that sales of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers could have a material adverse effect on our business, financial condition and results of operations.

  Success Requires us to keep Pace with Technological Developments, Evolving Industry Standards and Changing Customer Needs. The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs, and
(iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of the Siebel Enterprise Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Siebel Enterprise Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

  Success Requires us to Effectively Compete in the Customer Information Systems Market. Our products target the customer information systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop customer information systems, in-house either alone or with the help of systems integrators. We may not be able to compete successfully against such internal development efforts.

  We rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us.

  The following table lists some of our current and potential competitors and their products.

                     Company Name                            Product
                     ------------                            -------
     Acxiom...................................... DirectMedia
     Baan N.V./Aurum Software, Inc. ............. FrontOffice
     Borealis Corporation........................ Arsenal
     Clarify, Inc. .............................. ClearSales, ClearSupport
     Dendrite International, Inc. ............... Force One; Dendrite Series 6
     Early Cloud & Co. .......................... CallFlow
     Exchange Applications....................... ValEX
     IMA......................................... EDGE
     Marketrieve Company......................... Marketrieve PLUS
     Metrix, Inc. ............................... Field Service Dispatch
     Onyx........................................ Customer Center
     Oracle Corporation.......................... Oracle Sales and Marketing
     Pegasystems, Inc. .......................... PegaSURE; PegaWorks; PegaSales
     Pivotal Software, Inc. ..................... Relationship
     Prime Response.............................. Prime Vantage
     Sales Vision................................ Jsales
     SAP A.G. ................................... Focus (not yet released)
     Saratoga Systems............................ Avenue
     Symantec.................................... ACT!
     The Vantive Corporation..................... Vantive Enterprise
     Trilogy Development Group, Inc. ............ SC Config

  Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

  There are many factors that may increase competition in the customer information systems market, including (i) entry of new competitors, (ii) alliances among existing competitors and (iii) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

  If we do not Maintain our Relationship with Third-Party Vendors, Interruptions in the Supply of Our Products may result. Portions of our products incorporate software that was developed and is maintained by third-party software developers. Although we believe there are other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could materially adversely affect our sales.

  Software Errors or Defects Could reduce Revenues. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Although we conduct extensive product testing during product development, we have been forced to delay the commercial release of products until the correction of software problems. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

  If we do not Successfully Manage Our Growth, our Business may be Negatively Impacted. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources. To manage future growth we must continue to (i) improve our financial and management controls, reporting systems and procedures on a timely basis and (ii) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

  The Loss of our Key Personnel Could Negatively Affect our Performance. Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. None our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition.

  The Protection of Our Proprietary Information is Limited. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel Enterprise Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us,
(ii) we cease to do business, or (iii) we fail to meet our support obligations.

  Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (i) be time consuming to defend, (ii) result in costly litigation, (iii) divert management's attention and resources, (iv) cause product shipment delays, and (v) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

  We license certain software from third parties. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially adversely affect our business, operating results and financial condition.

  Year 2000 Problems may cause an Interruption in our Business. Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and the are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Failure to complete the necessary modifications could cause a disruption or failure of such program and system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Preparedness".

  International Operations involve Unique Risks. Our revenues are primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel Enterprise Applications. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

  Our international operations are subject to a variety of risks, including
(i) foreign currency fluctuations, (ii) economic or political instability,
(iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations.

  Certain Stockholders may be able to Exercise Control over Matters Requiring Stockholders Approval. Our current officers, directors and entities affiliated with us together beneficially owned approximately 32% of the outstanding shares of common stock as of December 31, 1998. In particular, Thomas M. Siebel, our Chairman and Chief Executive Officer, owned approximately 19% of the outstanding shares of common stock as of December 31, 1998. As a result, these stockholders will be able to exercise certain control over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

  Stock Price may Continue to be Volatile. Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

  Certain Provisions in our Charter Documents may Prevent certain Corporate Actions. Our Board of Directors is authorized to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have instituted a classified Board of Directors in our Certificate of Incorporation. This and certain other provisions of our Certificate of Incorporation and certain provisions of our Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

Audit Committee

  The Company has established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and the Company's external auditors as they relate to the financial reporting process. In 1998, the Audit Committee was comprised of James C. Gaither, Charles R. Schwab and George T. Shaheen. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that the Company's auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

  In fulfilling their responsibilities, the Audit Committee conducted regular, quarterly meetings with the Company's outside auditors. In each of these meetings, the Audit Committee met with the Company's outside auditors, independent of management, to assure the Audit Committee an independent and confidential view of the Company's management and internal controls as they relate to the quality and reliability of the Company's financial statements.

  The Company is committed to supporting this process and the Audit Committee in fulfilling their role of ensuring the integrity of the Company's internal controls and financial reporting.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. These include foreign currency forward contracts used to hedge foreign currency receivables and intercompany balances, which are subject to exchange rate risk, and available-for-sale short-term investments, which are subject to interest rate risk. The Company does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

  The Company manages its foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to US dollars and mitigating the exchange rate risk.

  The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

  The following summarizes the Company's foreign currency forward contracts, all of which mature in 1999, by currency, as of December 31, 1998. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                    Fair Value
                                              Contract    Contract      at
                                           Amount (Local   Amount  December 31,
                                             Currency)     (US$)    1998 (US$)
                                           -------------- -------- ------------
   German marks (contracts to pay
    DM/receive US$).......................      DM 12,900 $ 7,744      $ 14
   British pounds (contracts to pay
    (Pounds)/receive US$).................    (Pounds)877 $ 1,434      $(10)
   Japanese yen (contracts to pay
    (Yen)/receive US$).................... (Yen)1,757,500 $15,197      $124

  The following summarizes the Company's available-for-sale investments, as of December 31, 1998.

                                            Expected maturity date
                               -------------------------------------------------
                                1999    2000    2001    2002    2003  Thereafter
                               ------- ------- ------- ------- ------ ----------
US treasury securities........     --      --      --  $ 3,108 $2,058      --
Municipal securities.......... $46,187 $38,203 $30,303 $19,270 $2,038  $10,721

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

  The Company's consolidated financial statements, together with related notes and the report of KPMG LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

  Not Applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
  (a)  Executive Officers

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

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K
---------------------------------------------------------------

  (a) The following documents are filed as part of this Report:

    1. Financial Statements

                                                                            Page
                                                                            ----
      Independent Auditors' Report.........................................  28
      Consolidated Financial Statements:
        Balance Sheets.....................................................  29
        Statements of Operations and Comprehensive Income (Loss)...........  30
        Statements of Stockholders' Equity.................................  31
        Statements of Cash Flows...........................................  32
      Notes to Consolidated Financial Statements...........................  33

    2. Financial Statement Schedule

      Schedule II--Valuation and Qualifying Accounts.......................  49

    3. Exhibits

       Exhibit
       Number  Description of Document
       ------- -----------------------
        2.1    Agreement and Plan of Merger and Reorganization, dated March 1,
               1998, among the Registrant, Syracuse Acquisition Sub, Inc. and
               Scopus Technology, Inc.(4)
        3.1    Restated Certificate of Incorporation of the Registrant.(3)
        3.2    Bylaws of the Registrant.(1)
        4.1    Reference is made to Exhibits 3.1 and 3.2.
        4.2    Specimen Stock Certificate.(1)
        4.3    Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April
               30, 1996 and June 14, 1996.(1)
       10.1    Registrant's 1996 Equity Incentive Plan, as amended.(3)
       10.2    Registrant's Employee Stock Purchase Plan, as amended.(3)
       10.3    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
       10.4    Registrant's Deferred Compensation Plan, dated January 10,
               1997.(5)
       10.5    Master Alliance Agreement, dated March 17, 1995, between the
               Registrant and Andersen Consulting LLP.(1)(2)
       10.6    Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
       10.7    Lease Agreement, dated June 4, 1996, by and between the
               Registrant and Crossroad Associates and Clocktower
               Associates.(1)
       23.1    Consent of KPMG LLP, Independent Auditors.(8)
       27.1    Financial Data Schedule.(8)

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(2) Confidential treatment has been granted with respect to portions of this exhibit.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.
(4) Incorporated by reference to exhibit 99.1 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(6) Incorporated by reference to exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(7) Incorporated by reference to exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(8) Filed herewith.

  (b) Reports on Form 8-K

  On November 25, 1998, the Company filed a report on Form 8-K relating to the Company's restated audited consolidated financial statements, giving effect to the merger with Scopus, for the three years ended December 31, 1997, and the related consolidated financial statement schedule, selected financial data and management's discussion and analysis of financial condition and results of operations.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Mountain View, California
January 26, 1999

                              SIEBEL SYSTEMS, INC.

                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          Assets
Current assets:
  Cash and cash equivalents................................ $ 79,961  $ 70,202
  Short-term investments...................................  151,888    91,999
  Accounts receivable, net.................................  122,818    63,056
  Deferred income taxes....................................   13,120     4,778
  Prepaids and other.......................................   13,908     6,701
                                                            --------  --------
    Total current assets...................................  381,695   236,736
  Property and equipment, net..............................   45,537    24,843
  Other assets.............................................   14,714     6,585
                                                            --------  --------
    Total assets........................................... $441,946  $268,164
                                                            ========  ========
           Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................... $  3,899  $  5,684
  Accrued expenses.........................................   84,917    28,362
  Income taxes payable.....................................   10,917     2,345
  Deferred revenue.........................................   50,875    22,243
                                                            --------  --------
    Total current liabilities..............................  150,608    58,634
Deferred income taxes......................................      710       162
                                                            --------  --------
    Total liabilities......................................  151,318    58,796
                                                            --------  --------

Commitments and contingencies
Stockholders' equity:
  Common stock; $0.001 par value; 300,000 shares
   authorized; 89,630 and 85,864 shares issued and
   outstanding, respectively...............................       90        86
  Additional paid-in capital...............................  235,302   195,432
  Notes receivable from stockholders.......................     (406)     (406)
  Deferred stock compensation..............................     (360)     (639)
  Accumulated other comprehensive losses...................     (669)     (365)
  Retained earnings........................................   56,671    15,260
                                                            --------  --------
    Total stockholders' equity.............................  290,628   209,368
                                                            --------  --------
    Total liabilities and stockholders' equity............. $441,946  $268,164
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

     Consolidated Statements of Operations and Comprehensive Income (Loss)
                     (in thousands, except per share data)

                                                     Year Ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------
Revenues:
  Software........................................  $290,890  $156,971  $ 80,413
  Professional services, maintenance and other....   100,649    50,657    20,949
                                                    --------  --------  --------
    Total revenues................................   391,539   207,628   101,362
                                                    --------  --------  --------
Cost of revenues:
  Software........................................     5,600     4,393     2,197
  Professional services, maintenance and other....    61,547    28,787    13,183
                                                    --------  --------  --------
    Total cost of revenues........................    67,147    33,180    15,380
                                                    --------  --------  --------
    Gross margin..................................   324,392   174,448    85,982
                                                    --------  --------  --------
Operating expenses:
  Product development.............................    42,698    26,105    14,775
  Sales and marketing.............................   172,946    98,748    44,044
  General and administrative......................    28,401    16,938     9,737
  Merger-related expenses.........................    13,500    26,038       --
                                                    --------  --------  --------
    Total operating expenses......................   257,545   167,829    68,556
                                                    --------  --------  --------
    Operating income..............................    66,847     6,619    17,426
Other income, net.................................     6,283     5,374     3,118
                                                    --------  --------  --------
    Income before income taxes....................    73,130    11,993    20,544
Income taxes......................................    30,255    13,180     7,683
                                                    --------  --------  --------
    Net income (loss).............................  $ 42,875  $ (1,187) $ 12,861
                                                    ========  ========  ========
Diluted net income (loss) per share...............  $   0.43  $  (0.01) $   0.16
                                                    ========  ========  ========
Shares used in diluted net income (loss) per share
 computation......................................    99,948    83,798    78,198
                                                    ========  ========  ========
Basic net income (loss) per share.................  $   0.49  $  (0.01) $   0.18
                                                    ========  ========  ========
Shares used in basic net income (loss) per share
 computation......................................    87,569    83,798    69,736
                                                    ========  ========  ========
Comprehensive income (loss):
  Net income (loss)...............................  $ 42,875  $ (1,187) $ 12,861
                                                    --------  --------  --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments........      (505)     (365)      --
  Unrealized gains on securities..................       201       --        --
                                                    --------  --------  --------
Other comprehensive loss..........................      (304)     (365)      --
                                                    --------  --------  --------
    Total comprehensive income (loss).............  $ 42,571  $ (1,552) $ 12,861
                                                    ========  ========  ========

          See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                    Convertible                                   Notes                   Accumulated
                  preferred stock    Common stock   Additional  receivable    Deferred       other                   Total
                  -----------------  --------------  paid-in       from        stock     comprehensive Retained  stockholders'
                   Shares   Amount   Shares  Amount  Capital   stockholders compensation    losses     earnings     equity
                  --------  -------  ------  ------ ---------- ------------ ------------ ------------- --------  -------------
Balances,
December 31,
1995............    19,622  $   19   45,780   $ 46   $ 39,899     $ (13)      $  (652)       $ --      $ 3,586     $ 42,885
Issuance of
common stock
under Employee
Stock Option
Plans...........       --      --     2,675      3      2,018       --            --           --          --         2,021
Issuance of
common stock
under Employee
Stock Purchase
Plans...........       --      --       295    --       1,641       --            --           --          --         1,641
Issuance of
common stock,
net of issuance
costs of $1,849.       --      --    12,891     13    109,477      (507)          --           --          --       108,983
Repayment of
note receivable.       --      --       --     --         --         12           --           --          --            12
Issuance of
convertible
preferred stock.       494       1      --     --       1,094       --            --           --          --         1,095
Convertible
preferred stock
issued for
exercise of
warrant.........       300     --       --     --         437       --            --           --          --           437
Tax benefit from
stock options...       --      --       --     --       2,173       --            --           --          --         2,173
Compensation
related to stock
options.........       --      --       --     --         893       --           (893)         --          --           --
Cancellation of
stock options
issued below
fair value......       --      --       --     --         (48)      --             48          --          --           --
Conversion of
convertible
preferred stock
into common
stock...........   (20,416)    (20)  20,416     20        --        --            --           --          --           --
Repurchase and
retirement of
common stock....       --      --       (88)   --          (1)      --            --           --          --            (1)
Amortization of
deferred
compensation
related to stock
options.........       --      --       --     --         --        --            324          --          --           324
Net income......       --      --       --     --         --        --            --           --       12,861       12,861
                  --------  ------   ------   ----   --------     -----       -------        -----     -------     --------
Balances,
December 31,
1996............       --      --    81,969     82    157,583      (508)       (1,173)         --       16,447      172,431
Issuance of
common stock
under Employee
Stock Option
Plans...........       --      --     2,067      2      4,788       --            --           --          --         4,790
Issuance of
common stock
under Employee
Stock Purchase
Plans...........       --      --       626      1      4,299       --            --           --          --         4,299
Issuance of
common stock
related to
InterActive
acquisition.....       --      --       602      1     14,580       --            --           --          --        14,581
Issuance of
common stock
related to
Nomadic
acquisition.....       --      --       600    --      10,393       --            --           --          --        10,394
Repayment of
note receivable.       --      --       --     --         --        102           --           --          --           102
Compensation
related to stock
options.........       --      --       --     --        (256)      --            256          --          --           --
Cancellation of
stock options
issued below
fair value......       --      --       --     --          (1)      --              1          --          --           --
Tax benefit from
stock options...       --      --       --     --       4,046       --            --           --          --         4,046
Amortization of
deferred
compensation
related to stock
options.........       --      --       --     --         --        --            277          --          --           277
Currency
translation
adjustment (net
of taxes of
$214)...........       --      --       --     --         --        --            --          (365)        --          (365)
Net loss........       --      --       --     --         --        --            --           --       (1,187)      (1,187)
                  --------  ------   ------   ----   --------     -----       -------        -----     -------     --------
Balances,
December 31,
1997............       --      --    85,864     86    195,432      (406)         (639)        (365)     15,260      209,368
Issuance of
common stock
under Employee
Stock Option
Plans...........       --      --     3,135      3     17,859       --            --           --          --        17,862
Issuance of
common stock
under Employee
Stock Purchase
Plans...........       --      --       631      1      8,534       --            --           --          --         8,535
Adjustment to
conform acquired
company's year-
end.............       --      --       --     --         --        --            --           --       (1,464)      (1,464)
Cancellation of
stock options
issued below
fair value......       --      --       --     --         (39)      --             39          --          --           --
Tax benefit from
stock options...       --      --       --     --      13,516       --            --           --          --        13,516
Amortization of
deferred
compensation
related to stock
options.........       --      --       --     --         --        --            240          --          --           240
Unrealized gain
on short-term
investments (net
of taxes of
$118)...........       --      --       --     --         --        --            --           201         --           201
Currency
translation
adjustment (net
of taxes of
$297)...........       --      --       --     --         --        --            --          (505)        --          (505)
Net income......       --      --       --     --         --        --            --           --       42,875       42,875
                  --------  ------   ------   ----   --------     -----       -------        -----     -------     --------
Balances,
December 31,
1998............       --      --    89,630   $ 90   $235,302     $(406)      $  (360)       $(669)    $56,671     $290,628
                  ========  ======   ======   ====   ========     =====       =======        =====     =======     ========

         See accompanying notes to consolidated financial statements.

                              SIEBEL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Cash flows from operating activities:
  Net income (loss)..............................  $ 42,875  $ (1,187) $ 12,861
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Compensation related to stock options........       240       277       324
    Depreciation and amortization................    13,464     8,125     3,363
    Deferred income taxes........................    (9,496)   (1,615)   (1,617)
    Tax benefit from exercise of stock options...    13,516     4,046     2,173
    Loss on disposal of property and equipment...     4,544       307       155
    Provision for doubtful accounts and returns..     6,613     2,348     1,275
    Write-off of acquired research and
     development.................................       --     22,740
    Software licenses exchanged for equipment and
     prepaid assets..............................       --        --    (3,408)
    Changes in operating assets and liabilities:
      Accounts receivable........................   (67,658)  (40,485)  (20,326)
      Prepaids and other.........................    (6,423)   (1,736)   (3,313)
      Accounts payable...........................      (280)      126     3,287
      Accrued expenses...........................    49,257    13,723    10,326
      Income taxes payable.......................     9,228    (1,611)    2,821
      Deferred revenue...........................    30,056    15,963     3,632
                                                   --------  --------  --------
        Net cash provided by operating
         activities..............................    85,936    21,021    11,553
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment............   (39,236)  (17,640)  (13,742)
  Purchases, sales and maturities of short-term
   investments, net..............................   (56,751)  (17,866)  (66,671)
  Proceeds from disposal of property and
   equipment.....................................       --        --         16
  Cash acquired in acquisitions..................       (31)      129       --
  Other assets...................................    (2,641)   (1,764)     (947)
                                                   --------  --------  --------
        Net cash used in investing activities....   (98,659)  (37,141)  (81,344)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   repurchases...................................    26,622     8,725   112,559
  Proceeds from issuance of preferred stock......       --        --      1,532
  Repayment of stockholder notes.................       --        102        12
                                                   --------  --------  --------
        Net cash provided by financing
         activities..............................    26,622     8,827   114,103
                                                   --------  --------  --------
Change in cash and cash equivalents..............    13,899    (7,293)   44,312
Adjustment to conform acquired company's year end    (4,140)      --        --
Cash and cash equivalents, beginning of year.....    70,202    77,495    33,183
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 79,961  $ 70,202  $ 77,495
                                                   ========  ========  ========
Supplemental disclosures of cash flows
 information:
  Purchase price payable 20*20 Group, Ltd........  $  6,000  $    --   $    --
                                                   ========  ========  ========
  Common stock issued for acquisitions...........  $    --   $ 24,975  $    --
                                                   ========  ========  ========
  Exercise of common stock options in exchange
   for stockholder note                            $    --   $    --   $    507
                                                   ========  ========  ========
  Cash paid for income taxes.....................  $ 14,194  $ 14,077  $  4,597
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The Company

  Siebel Systems, Inc. ("Siebel" or the "Company") is the market leader in enterprise-class sales, marketing and customer service information systems for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, customer service, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel Enterprise Applications, a leading web-based application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

  On May 18, 1998, Siebel merged with Scopus Technology Inc. ("Scopus") in a transaction accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus used a fiscal year ending March 31. The restated financial statements as of December 31, 1997 and for prior periods include Siebel's results of operations for the calendar periods noted and Scopus' results of operations for the fiscal periods ending three months later. Beginning January 1, 1998, the reporting periods of Siebel and Scopus were conformed, and results of operations were combined for the calendar periods presented. As a result of conforming the reporting periods of Siebel and Scopus, the operating results of Scopus for the three month period ended March 31, 1998 are included in the restated financial statements for both 1997 and 1998. Net income for this period of approximately $1,500,000 is reflected as a reduction of opening retained earnings in the restated 1998 financial statements. See note 8.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

  Prior to January 1, 1998, the Company recognized revenue in accordance with Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition". Software license revenue was recognized when all of the following criteria had been met: there was an executed license agreement; software had been shipped to the customer; no significant vendor obligations remained; the license fee was fixed and payable within twelve months and collection was deemed probable.

  On January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2 "Software Revenue Recognition". Revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

  Professional services, maintenance, consulting and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

                             SIEBEL SYSTEMS, INC.

  The Company's customer base includes a number of its suppliers (e.g., AT&T, BankBoston Robertson Stephens, Bank of America, Cabletron Systems, The Charles Schwab Corporation, Cigna Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, MCI Telecommunications Corporation, Microsoft Corporation, NationsBanc Montgomery Securities, Inc., PeopleSoft, Inc., Sequent Computer Systems, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for company operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During 1998, the Company recognized approximately $16,500,000 of revenue in connection with such transactions. There were no such transactions in the fourth quarter.

Cost of Revenues

  Cost of software consists primarily of media, product packaging, documentation and other production costs, and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including cost of services provided by third party consultants engaged by the Company.

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

Cash, Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. The Company has classified its short-term investments as "available for sale." Such investments are carried at fair value with unrealized gains and losses reported within accumulated other comprehensive income (losses). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

Software Development Costs

  Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

                             SIEBEL SYSTEMS, INC.

Intangible Assets

  Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are being amortized over a three-year period using the straight-line method. Gross intangible assets were $9,627,000 and $2,085,000 and related accumulated amortization was $2,503,000 and $285,000 at December 31, 1998 and 1997, respectively.

Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $12,126,000 and $7,245,000 in 1998 and 1997, respectively, and was not significant in 1996.

Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Income (Loss) Per Share

  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

Employee Stock Option and Purchase Plans

  The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

Foreign Currency Translation

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (losses).

  The Company utilizes foreign currency forward contracts to hedge its exchange risk on foreign currency receivable and intercompany balances. While these forward contracts are subject to fluctuations in value, which are recorded in current results of operations, such fluctuations are generally offset by the changes in value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for speculative or trading purposes.

                             SIEBEL SYSTEMS, INC.

Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues; and the Company's largest customer base, high technology, which accounts for approximately 30% of revenues, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

  The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The fair value of the Company's derivative financial instruments at December 31, 1998 was approximately $128,000.

Impairment of Long-Lived Assets

  The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

Comprehensive Income (Loss)

  In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The Company's comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains on short-term investments and is presented in the Consolidated Statements of Operations. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999. Management does not believe the

                             SIEBEL SYSTEMS, INC.

adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

  In December 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Management does not believe the adoption of SOP 98-9 will have a material effect on the Company's consolidated financial position or results of operations.

(2) Financial Statement Details

Cash, Cash Equivalents and Short-Term Investments

  Cash equivalents consist of securities with original maturities of 90 days or less. Short-term investments as of December 31, 1998 consisted of $46,187,000 of securities which mature in less than one year, $94,980,000 of securities which mature in one to five years and $10,721,000 of securities which mature in over five years. Cash, cash equivalents and short-term investments consisted of the following as of December 31, 1998 (in thousands):

                                                 Unrealized Unrealized
                                          Cost      loss       gain     Market
                                        -------- ---------- ---------- --------
   Cash and cash equivalents:
     Cash.............................. $ 38,267    $--        $--     $ 38,267
     Certificates of deposit...........    1,685     --         --        1,685
     Auction market preferreds.........    4,350     --         --        4,350
     Money market funds................    6,199     --         --        6,199
     Municipal securities..............   29,460     --         --       29,460
                                        --------    ----       ----    --------
                                        $ 79,961     --         --     $ 79,961
                                        ========    ====       ====    ========
   Short-term investments:
     US treasury securities............ $  5,181    $(15)      $--     $  5,166
     Municipal securities..............  146,506     (60)       276     146,722
                                        --------    ----       ----    --------
                                        $151,687    $(75)      $276    $151,888
                                        ========    ====       ====    ========

  Short-term investments as of December 31, 1997 consisted of $55,697,000 of municipal securities which matured in less than one year, and $36,302,000 of municipal securities which matured in one to five years. As of December 31, 1997, cost approximated market for short-term investments; realized and unrealized gains and losses were not significant.

Accounts Receivable, Net

  Accounts receivable, net, consisted of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
   Trade accounts receivable.................................. $133,148 $67,344
   Less: allowances for doubtful accounts and returns.........   10,330   4,288
                                                               -------- -------
                                                               $122,818 $63,056
                                                               ======== =======

                              SIEBEL SYSTEMS, INC.

Property and Equipment, Net

  Property and equipment, net, consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Computer equipment........................................ $38,142 $19,728
     Furniture and fixtures....................................  10,055   6,096
     Computer software.........................................   8,735   8,446
     Leasehold improvements....................................   8,993   3,346
                                                                ------- -------
                                                                 65,925  37,616
     Less: accumulated depreciation............................  20,388  12,773
                                                                ------- -------
                                                                $45,537 $24,843
                                                                ======= =======

Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
     Bonuses.................................................... $22,920 $ 7,092
     Commissions................................................  17,318   5,713
     Sales tax..................................................   9,345   3,026
     Vacation...................................................   3,922   2,312
     Acquisition-related........................................   7,450     205
     Other......................................................  23,962  10,014
                                                                 ------- -------
                                                                 $84,917 $28,362
                                                                 ======= =======

Other Income, Net

  Other income, net, consisted of the following (in thousands):

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
     Interest income................................... $ 7,564  $6,019  $3,281
     Interest expense..................................     (15)     (4)     (8)
     Other.............................................  (1,266)   (641)   (155)
                                                        -------  ------  ------
                                                        $ 6,283  $5,374  $3,118
                                                        =======  ======  ======

                             SIEBEL SYSTEMS, INC.

(3) Commitments and Contingencies

Lease Obligations

  As of December 31, 1998, the Company leased facilities under noncancelable operating leases expiring between 1999 and 2008. Future minimum lease payments are as follows (in thousands):

     Year Ending
     December 31,
     ------------
     1999.............................................................. $ 13,868
     2000..............................................................   11,344
     2001..............................................................   10,310
     2002..............................................................    9,127
     2003..............................................................    8,166
     Thereafter........................................................   24,423
                                                                        --------
                                                                        $ 77,238
                                                                        ========

  Rent expense for the years ended December 31, 1998, 1997 and 1996, was $11,098,000, $6,160,000 and $2,834,000, respectively.

Employee Benefit Plan

  The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $10,000 in 1998. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

Legal Actions

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

(4) Stockholders' Equity

Stock Split

  All share and per share amounts for all periods presented have been restated to reflect a two-for-one stock split (effected in the form of a stock dividend), which was effective March 20, 1998.

Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computation for the periods presented (in thousands):

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
   Shares used in basic net income (loss) per share
    computation........................................... 87,569 83,798 69,736
   Effect of dilutive potential common shares............. 12,379    --   8,462
                                                           ------ ------ ------
   Shares used in diluted net income (loss) per share
    computation........................................... 99,948 83,798 78,198
                                                           ====== ====== ======

                             SIEBEL SYSTEMS, INC.

  The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti-dilutive. For the year ended December 31, 1998, the Company excluded 3,154,142 employee stock options with a weighted average exercise price of $28.71 per share from the earnings per share computation as their exercise prices exceeded the fair value of the Company's common stock and, accordingly, their inclusion would have been anti-dilutive. During 1997, the Company excluded a total of 10,716,882 employee stock options with a weighted average exercise price of $7.48 per share from the earnings per share computation as their inclusion would have been anti-dilutive.

Employee Stock Option and Purchase Plans

  The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan and 1996 Supplemental Stock Option Plan and the 1998 Non-Officer Equity Incentive Plan (collectively, the "Plan"), provides for the issuance of up to an aggregate of 50,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

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

  The Plan also allows for the exercise of certain unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 1998, 3,506,600 shares of common stock had been issued to employees upon the exercise of unvested options, which are subject to repurchase, at a weighted average repurchase price of $0.23 per share. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  During the period from October 1995 through April 1996, the Company granted options to purchase an aggregate of 16,305,000 shares of common stock at exercise prices ranging from $.13 to $1.63 per share. Based in part on an independent appraisal obtained by the Company's Board of Directors, and other factors, the Company recorded $748,000 of deferred compensation expense in 1995 and an additional $893,000 of deferred compensation expense in 1996 relating to these options. These amounts are being amortized over the vesting period of the individual options, generally five years.

  The Company has assumed certain options granted to former employees of acquired companies (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if issued under the Plan. All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

                              SIEBEL SYSTEMS, INC.

  Combined plans activity is summarized as follows:

                                                                     Weighted
                                           Shares                    average
                                          available   Number of   exercise price
                                          for grant     shares      per share
                                         -----------  ----------  --------------
   Balances, December 31, 1995..........   8,625,467   5,287,816      $ 0.85
     Additional shares authorized.......  14,700,000         --
     Options granted.................... (19,928,944) 19,928,944      $ 3.83
     Options exercised..................         --   (2,674,624)     $ 0.45
     Options canceled...................   1,355,842  (1,355,842)     $ 2.20
                                         -----------  ----------
   Balances, December 31, 1996..........   4,752,365  21,186,294      $ 3.61
     Additional shares authorized.......  16,000,000         --
     Options granted.................... (13,330,274) 13,330,274      $16.55
     Options exercised..................         --   (2,067,303)     $ 2.25
     Options canceled...................   5,409,831  (5,409,831)     $16.69
                                         -----------  ----------
   Balances, December 31, 1997..........  12,831,922  27,039,434      $ 7.48
     Additional shares authorized.......  10,000,000         --
     Options granted.................... (18,731,222) 18,731,222      $22.50
     Options exercised..................         --   (3,134,648)     $ 5.85
     Options canceled...................   3,579,254  (3,579,254)     $15.83
                                         -----------  ----------
   Balances, December 31, 1998..........   7,679,954  39,056,754      $14.07
                                         ===========  ==========

  The following table summarized information about fixed stock options outstanding as of December 31, 1998:

                        Options outstanding            Options exercisable
               ------------------------------------- ------------------------
                           Weighted
                            average
Range of                   remaining     Weighted                 Weighted
exercise       Number of  contractual    average     Number of    average
prices           shares      life     exercise price  shares   exercise price
--------       ---------- ----------- -------------- --------- --------------
  $ 0.00              728     0.2         $ 0.00           728     $ 0.00
  $ 0.03          187,800     6.0         $ 0.03       187,800     $ 0.03
  $ 0.06          168,000     6.3         $ 0.06       168,000     $ 0.06
  $ 0.13          258,700     6.6         $ 0.13       258,700     $ 0.13
  $ 0.44          972,650     7.1         $ 0.44       972,650     $ 0.44
  $ 0.66- 0.75  2,723,416     7.2         $ 0.72     1,196,157     $ 0.73
  $ 1.38- 1.83  4,941,007     7.3         $ 1.41     1,769,585     $ 1.40
  $ 2.88- 4.25  1,793,558     7.3         $ 3.06       565,369     $ 3.05
  $ 5.81- 8.44  1,113,753     7.0         $ 8.04       307,558     $ 7.81
  $10.99-16.22  7,280,932     7.8         $12.39     2,006,578     $12.47
  $16.57-24.78 15,386,874     9.4         $20.66       951,175     $21.04
  $24.88-37.02  4,212,956     9.4         $27.65        86,276     $30.17
  $51.50           16,380     9.1         $51.50         5,800     $51.50
               ----------     ---         ------     ---------     ------
  $ 0.00-51.50 39,056,754     8.4         $14.07     8,476,376     $ 6.59
               ==========                            =========

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,400,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of

                             SIEBEL SYSTEMS, INC.

the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 3,400,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 1998, 1,388,642 shares had been purchased under the Purchase Plan.

  In addition, Scopus had adopted the 1995 Employee Stock Purchase Plan (the "Acquired Purchase Plan"). All shares purchased under the Acquired Purchase Plan have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger and Reorganization between the Company and Scopus. Upon the closing of the Scopus merger, 165,466 shares had been purchased under the Acquired Purchase Plan. No additional shares will be issued under the Acquired Purchase Plan.

Fair Value Information

  The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. The Company has recorded no compensation costs related to its stock option plans for the years ended December 31, 1998, 1997 and 1996, except for the options granted during the period from October 1995 through April 1996, because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

  Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net income (loss) and net income
(loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been as indicated below (in thousands, except per share data):

                                                       1998     1997     1996
                                                      ------- --------  -------
   Net income (loss):
     As reported..................................... $42,875 $ (1,187) $12,861
     Pro forma....................................... $22,618 $(13,939) $ 9,613
   Diluted net income (loss) per share:
     As reported..................................... $  0.43 $  (0.01) $  0.16
     Pro forma....................................... $  0.23 $  (0.17) $  0.12
   Basic net income (loss) per share:
     As reported..................................... $  0.49 $  (0.01) $  0.18
     Pro forma....................................... $  0.26 $  (0.17) $  0.14

  The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Risk-free interest rate.................................... 4.85%  6.1%  6.0%
   Expected life (in years)...................................  3.4   3.5   3.5
   Expected volatility........................................ 70.5% 83.9% 69.2%

                             SIEBEL SYSTEMS, INC.

  The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Risk-free interest rate....................................  5.3%  5.3%  5.5%
   Expected life (in years)...................................  0.6   0.7   0.5
   Expected volatility........................................ 70.5% 83.9% 68.5%

  Under SFAS No. 123, the weighted average estimated fair value of employee stock options granted at exercise prices equal to market price at grant date during 1998, 1997 and 1996 was $11.87, $8.59 and $2.06 per share, respectively.

  The Company determined the assumptions to be used in computing the fair value of stock options or stock purchase rights. The risk-free rate is the U.S. treasury bill rate for the relevant expected life. The expected useful lives were estimated giving consideration to vesting and purchase periods, contractual lives, expected employee turnover and underlying stock volatility.

(5) Income Taxes

  Income before taxes includes income from foreign operations of approximately $3,600,000, $680,000 and $127,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                      1998     1997     1996
                                                     -------  -------  -------
   Current:
     Federal........................................ $18,645  $ 7,631  $ 4,984
     State..........................................   4,598    2,669    1,710
     Foreign........................................   1,289      400      345
                                                     -------  -------  -------
       Total current................................  24,532   10,700    7,039
   Deferred:
     Federal........................................  (6,394)  (1,349)  (1,356)
     State..........................................  (1,400)    (217)    (173)
                                                     -------  -------  -------
       Total deferred...............................  (7,794)  (1,566)  (1,529)
       Charge in lieu of taxes attributable to
        employer's stock option plans...............  13,517    4,046    2,173
                                                     -------  -------  -------
       Total income taxes........................... $30,255  $13,180  $ 7,683
                                                     =======  =======  =======

                             SIEBEL SYSTEMS, INC.

  The differences between the income tax expense computed at the federal statutory rate of 35% and the Company's actual income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                        1998     1997     1996
                                                       -------  -------  ------
   Expected income tax expense........................ $25,596  $ 4,198  $7,190
   State income taxes, net of federal tax benefit.....   3,177    1,864   1,196
   In-process research and development................     --     7,959     --
   Non-deductible merger costs........................   3,369      --      --
   Research and experimentation credit................    (838)    (543)   (537)
   Tax exempt interest................................  (1,740)    (995)   (204)
   Foreign sales corporation benefit..................    (634)     --      --
   Other, net.........................................   1,325      697      38
                                                       -------  -------  ------
     Total income taxes............................... $30,255  $13,180  $7,683
                                                       =======  =======  ======

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                1998     1997
                                                               -------  ------
   Deferred tax assets:
    Deferred state taxes...................................... $   549  $  900
    Accruals and reserves, not currently taken for tax
     purposes.................................................  12,336   3,276
    Net operating loss carryforward...........................     235     602
                                                               -------  ------
     Deferred assets..........................................  13,120   4,778
   Deferred tax liability--depreciation.......................    (710)   (162)
                                                               -------  ------
     Net deferred assets...................................... $12,410  $4,616
                                                               =======  ======

  As of December 31, 1998, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $370,000. The federal net operating loss carryforward expires in 2012. The state net operating loss carryforward expires in 2002.

  As of December 31, 1998, Scopus Technology UK Ltd. ("Scopus UK"), a subsidiary of the Company, had a net operating loss carryforward of approximately $200,000, which can be carried forward indefinitely to offset future Scopus UK income.

  Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(6) Related Party Transactions

  Certain members of the Company's Board of Directors serve as officers for customers of the Company. In 1998, aggregate license revenues associated with shipments to these customers were $1,763,000 and accounts receivable from these customers was $1,335,000. In 1997, aggregate revenues associated with shipments to these customers were $1,598,000 and accounts receivable from these customers was $654,000.

(7) Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel Enterprise Applications, its family of proprietary software applications. Substantially all

                             SIEBEL SYSTEMS, INC.

revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

  The Company evaluates the performance of its geographic regions based on revenues and gross margin only. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific region, the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues and gross margin.

  While a majority of the Company's revenues are derived from the United States, the Company's export sales have been growing. Export sales for the years ended December 31, 1998, 1997 and 1996 were $88,200,000, $41,800,000 and
$7,700,000, respectively. This represented 30%, 27% and 10% of total license revenues, respectively. The Company's export sales are principally in Europe and Asia/Pacific.

  The following geographic information is presented for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                        United           Asia/
                  Year  States  Europe  Pacific  Other   Totals
                  ---- -------- ------- ------- ------- --------
   Revenues:
                  1998 $275,525 $75,364 $24,424 $16,226 $391,539
                  1997  157,048  35,052  10,115   5,413  207,628
                  1996   91,939   4,538   3,744   1,141  101,362
   Gross margin:
                  1998 $227,022 $62,699 $20,824 $13,847 $324,392
                  1997  130,392  30,535   9,161   4,360  174,448
                  1996   77,563   3,796   3,513   1,110   85,982

  No single customer has accounted for 10% or more of total revenues in 1998, 1997 or 1996.

(8) Acquisitions

Scopus Technology, Inc.

  On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately
15.1 million additional shares of the Company's common stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's common stock at the same exchange ratio, with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13,500,000, including fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses. At December 31, 1998, accrued liabilities included approximately $1,450,000 of unpaid merger-related expenses.

                             SIEBEL SYSTEMS, INC.

  The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus ended its fiscal year on March 31. The restated financial statements as of December 31, 1997 and for prior periods include Siebel's results of operations for the calendar periods noted and Scopus' results of operations for the fiscal periods ending three months later. Beginning January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted. As a result of conforming the reporting periods of Siebel and Scopus, the operating results of Scopus for the three month period ended March 31, 1998 are included in the restated financial statements for both 1997 and 1998. Scopus revenues and net income for the three-month period ended March 31, 1998 were $27,100,000 and $1,500,000, respectively. Net income for this period of approximately $1,500,000 is reflected as a reduction of opening retained earnings in the restated 1998 financial statements.

  The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands).

                                                                 Year ended
                                                    Quarter     December 31,
                                                  ended March ------------------
                                                   31, 1998     1997      1996
                                                  ----------- --------  --------
                                                  (unaudited)
   Total revenues:
     Siebel......................................   $47,100   $118,775  $ 39,152
     Scopus......................................    27,072     88,853    62,210
                                                    -------   --------  --------
                                                    $74,172   $207,628  $101,362
                                                    =======   ========  ========
   Net income (loss):
     Siebel......................................   $ 8,284   $ (2,427) $  5,025
     Scopus......................................     1,464      1,240     7,836
                                                    -------   --------  --------
                                                    $ 9,748   $ (1,187) $ 12,861
                                                    =======   ========  ========

  In combining the financial statements of Siebel and Scopus, certain reclassifications, conforming changes and adjustments relating to revenue recognition were made to the historical financial statements of Scopus. These conforming changes and adjustments resulted in a reduction of previously reported net income of approximately $2,930,000 in fiscal 1997 and $580,000 in fiscal 1996. These adjustments will not reverse in future periods.

20*20 Group, Ltd.

  On December 17, 1998, the Company acquired all of the outstanding securities of the privately-held 20*20 Group, Ltd. ("20*20"), a provider of end-user training for the enterprise relationship management software market. The transaction was valued at approximately $6,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of 20*20 have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets, current liabilities and property, plant and equipment. The excess of the purchase price over the fair value of the tangible net assets acquired, $5,500,000, was allocated to goodwill. This amount will be amortized over three years.

  The results of operations of 20*20 prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

                             SIEBEL SYSTEMS, INC.

InterActive WorkPlace, Inc

  On October 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held InterActive WorkPlace, Inc. ("InterActive"), a developer of intranet-based business intelligence software technology. The transaction was valued at approximately $15,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of InterActive have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the terms of the agreement, InterActive's securityholders received or will receive up to approximately 854,000 shares of the Company's common stock in exchange for all outstanding shares in InterActive. Additionally, InterActive optionees received options to purchase an aggregate of approximately 64,000 shares of the Company's common stock in exchange for their options to purchase InterActive common stock. The excess of the purchase price over the fair value of the net assets acquired was allocated to purchased in-process research and development and intangible assets of $14,017,000 and $104,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of 1997. The amounts allocated to intangible assets will be amortized over three years.

  Purchased in-process research and development is related to the completion of InterActive's data integration, filtering and formatting technology and its integration into the Company's products. At the time of acquisition, a prototype of InterActive's product existed and was in limited trials, however, the prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. InterActive's technology was completed, at a cost of approximately $400,000, and incorporated as a separate module into the Siebel 98 product suite which was released in June 1998. The Company estimated that the technology was approximately 75% complete as of the acquisition date. At that date, the only identifiable asset acquired was the technology under development. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development.

  The results of operations of InterActive prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial information has not been presented.

Nomadic Systems, Inc

  On November 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces. The transaction was valued at approximately $11,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of Nomadic have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the terms of the agreement, Nomadic's securityholders received approximately 600,000 shares of the Company's common stock in exchange for all outstanding shares of Nomadic. The purchase price was allocated to net current assets, fixed assets, purchased in-process research and development and intangible assets of $557,000, $186,000, $8,723,000 and $1,553,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of 1997. The amounts allocated to intangible assets will be amortized over three years.

  The appraisal of the acquired research and development was based upon the present value of forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate which gave consideration to the risk involved in completing the acquired technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into the existing Siebel product suite.

                             SIEBEL SYSTEMS, INC.

  The purchased in-process research and development expense related to completion of Nomadic's second generation pharmaceutical sales force automation product. At the time of the acquisition, Nomadic had a first-generation product at a limited number of customers, with a very small user base. There were a considerable number of uncertainties as to increasing the product's scalability for deployment on an enterprise-wide basis, improving the stability of the application and identifying and fixing bugs. The Company allocated limited excess purchase price over net assets acquired to net current assets, fixed assets and workforce-in-place. The majority of the excess purchase price was allocated to in-process research and development and other intangible assets (goodwill) based upon the expected cash flows from Nomadic's existing product and the product under development, giving consideration to the stage of completion of the technology under development at the acquisition date. This technology was completed, at a cost of approximately $1,300,000, for enterprise-wide release in March 1998.

  The results of operations of Nomadic prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

Clear With Computers, Inc.

  The Company incurred merger costs of approximately $3,300,000 in the third quarter of 1997 in connection with Scopus' planned merger with Clear With Computers, Inc. The merger plan was terminated early in the fourth quarter of 1997.

Selected Quarterly Financial Data (unaudited)

  The following table presents selected quarterly information for fiscal 1998 and 1997 (in thousands, except share data):

                                              First  Second    Third    Fourth
                                             quarter quarter  quarter  quarter
                                             ------- -------  -------- --------
   1998:
   Net revenues............................. $74,172 $90,016  $104,194 $123,157
   Gross margin.............................  62,351  72,503    86,503  103,035
   Net income (loss)........................   9,748    (810)   14,063   19,874
   Net income (loss) per diluted share......    0.10   (0.01)     0.14     0.20
   Net income (loss) per basic share........    0.11   (0.01)     0.16     0.22

   1997:
   Net revenues............................. $39,047 $44,114  $ 55,236 $ 69,231
   Gross margin.............................  32,758  37,078    46,064   58,548
   Net income (loss)........................   4,022   4,620     3,655  (13,484)
   Net income (loss) per diluted share......    0.04    0.05      0.04    (0.16)
   Net income (loss) per basic share........    0.05    0.06      0.04    (0.16)

                                                                     Schedule II

                       Valuation and Qualifying Accounts

                                     Balance at Charged to            Balance at
                                     Beginning  Costs and               End of
                                      of Year    Expenses  Deductions    Year
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)
Allowance For Doubtful Accounts
  Year ended December 31, 1998......   $4,288     $6,230     $  188    $10,330
  Year ended December 31, 1997......   $1,940     $4,920     $2,572    $ 4,288
  Year ended December 31, 1996......   $  665     $2,636     $1,361    $ 1,940

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIEBEL SYSTEMS, INC.

                                          Date: March 31, 1998

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

                 Signature                               Title                    Date
                 ---------                               -----                    ----

/s/ Thomas M. Siebel                        Chairman, Chief Executive        March 31, 1999
___________________________________________  Officer and Director
Thomas M. Siebel                             (Principal Executive Officer)

/s/ Howard H. Graham                        Senior Vice President Finance    March 31, 1999
___________________________________________  and Administration and Chief
Howard H. Graham                             Financial Officer (Principal
                                             Financial and Accounting
                                             Officer)

/s/ James C. Gaither                        Director                         March 31, 1999
___________________________________________
James C. Gaither

/s/ Eric E. Schmidt, Ph.D.                  Director                         March 31, 1999
___________________________________________
Eric E. Schmidt, Ph.D.

/s/ Charles R. Schwab                       Director                         March 31, 1999
___________________________________________
Charles R. Schwab

/s/ George T. Shaheen                       Director                         March 31, 1999
___________________________________________
George T. Shaheen

/s/ A. Michael Spence, Ph.D.                Director                         March 31, 1999
___________________________________________
A. Michael Spence, Ph.D.