Form 10-Q
period 1999-03-31
SIEBEL SYSTEMS INC
filed 1999-05-14
CIK 1006835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _______________


                                   FORM 10-Q




        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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


  The number of shares outstanding of the registrant's common stock, par value
      $.001 per share, as of May 5, 1999, was 91,059,273.

                              SIEBEL SYSTEMS, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 1999

                               Table of Contents



Part I.  Financial Information                                                                        Page
                                                                                                      ----
         Item  1.  Financial Statements

                   a)   Consolidated Balance Sheets
                        as of March 31, 1999 and December 31, 1998                                      3

                   b)   Consolidated Statements of Operations
                        for the three months ended March 31, 1999 and 1998                              4

                   c)   Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1999 and 1998                              5

                   d)   Notes to Consolidated Financial Statements                                      6


         Item 2.   Management's Discussion and Analysis of Financial Condition and                     12
                   Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          24


Part II. Other Information

         Item 1.   Legal Proceedings                                                                   25

         Item 2.   Changes in Securities and Use of Proceeds                                           25

         Item 6.   Exhibits and Reports on Form 8-K                                                    25


Signatures                                                                                             27

                        Part I.  Financial Information
                         Item 1.  Financial Statements

                             SIEBEL SYSTEMS, INC.

                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                                             March 31,         December 31,
                                                                                               1999                1998
                                                                                         ----------------    ---------------
                                                                                            (unaudited)

Assets

Current assets:
   Cash and cash equivalents.................................................                 $84,708                $79,961
   Short-term investments....................................................                 145,756                151,888
   Accounts receivable, net..................................................                 147,676                122,818
   Deferred income taxes.....................................................                  13,120                 13,120
   Prepaids and other........................................................                  14,076                 13,908
                                                                                  -------------------     ------------------
     Total current assets....................................................                 405,336                381,695
Property and equipment, net..................................................                  48,328                 45,537
Other assets.................................................................                  14,648                 14,714
                                                                                  -------------------     ------------------
     Total assets............................................................                $468,312               $441,946
                                                                                  ===================     ==================
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable..........................................................                 $11,975                 $3,899
   Accrued expenses..........................................................                  66,573                 84,917
   Income taxes payable......................................................                   5,511                 10,917
   Deferred revenue..........................................................                  52,507                 50,875
                                                                                  -------------------     ------------------
     Total current liabilities...............................................                 136,566                150,608
Deferred income taxes........................................................                     642                    710
                                                                                  -------------------     ------------------
     Total liabilities.......................................................                 137,208                151,318
                                                                                  -------------------     ------------------
Stockholders' equity:
  Common stock; $0.001 par value; 300,000 shares authorized; 90,684 and
   89,630 shares issued and outstanding, respectively........................                      91                     90
  Additional paid-in capital.................................................                 254,471                235,302
  Notes receivable from stockholders.........................................                    (406)                 (406)
  Deferred compensation......................................................                    (317)                 (360)
  Accumulated other comprehensive losses.....................................                    (746)                 (669)
  Retained earnings..........................................................                  78,011                 56,671
                                                                                  -------------------     ------------------
     Total stockholders' equity..............................................                 331,104                290,628
                                                                                  -------------------     ------------------
     Total liabilities and stockholders' equity..............................                $468,312               $441,946
                                                                                  ===================     ==================


          See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                     Consolidated Statements of Operations
               (in thousands, except per share data; unaudited)



                                                                         Three Months Ended
                                                                              March 31,
                                                                        1999            1998
                                                                   -------------    -------------

Revenues:

       Software.............................................           $93,432           $56,002
       Professional services, maintenance and other.........            40,618            18,170
                                                               ---------------   ---------------
                 Total revenues.............................           134,050            74,172
                                                               ---------------   ---------------
Cost of revenues:
       Software.............................................             1,331             1,016
       Professional services, maintenance and other.........            24,186            10,805
                                                               ---------------   ---------------
                 Total cost of  revenues....................            25,517            11,821
                                                               ---------------   ---------------
                 Gross margin...............................           108,533            62,351
                                                               ---------------   ---------------

Operating expenses:
       Product development..................................            16,678             8,756
       Sales and marketing..................................            52,168            35,352
       General and administrative...........................             8,210             4,567
                                                               ---------------   ---------------
                  Total operating expenses..................            77,056            48,675
                                                               ---------------   ---------------
                  Operating income..........................            31,477            13,676

Other income, net...........................................             2,395             1,592
                                                               ---------------   ---------------
                   Income before income taxes...............            33,872            15,268

Income taxes................................................            12,532             5,520
                                                               ---------------   ---------------
                   Net income...............................           $21,340            $9,748
                                                               ===============   ===============

Diluted net income per share................................             $0.20             $0.10
                                                               ===============   ===============
Shares used in diluted net income per share
       computation..........................................           106,761            99,287
                                                               ===============   ===============
Basic net income per share..................................             $0.24             $0.11
                                                               ===============   ===============
Shares used in basic net income per share
                                                                        90,214            86,285
       computation..........................................   ===============   ===============

Comprehensive income:
         Net income......................................            $21,340              $9,748

Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustments.........                 40                 (17)
        Unrealized losses on securities..................               (117)                 --
                                                             ---------------      --------------

Other comprehensive loss.................................                (77)                (17)
                                                             ---------------      --------------
               Total comprehensive income................            $21,263              $9,731
                                                             ===============      ==============




          See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows
                           (in thousands; unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                        1999              1998
                                                                                 -----------------    ---------------


Cash flows from operating activities:
       Net income..................................................                 $21,340                  $9,748
       Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
                 Compensation related to stock options.............                      43                      75
                 Depreciation and amortization.....................                   4,574                   2,572
                 Deferred income taxes.............................                     (68)                 (1,702)
                 Loss on disposal of property and equipment........                      --                     223
                 Provision for doubtful accounts and returns.......                    1,331                    754

                 Changes in operating assets and liabilities:
                     Accounts receivable...........................                 (26,189)                 (7,328)
                     Prepaids and other............................                    (168)                    896
                     Accounts payable..............................                   8,076                   1,606
                     Accrued expenses..............................                 (18,344)                 (1,287)
                     Income taxes payable..........................                   2,467                   4,636
                     Deferred revenue..............................                   1,632                   4,157
                                                                       --------------------     -------------------
                       Net cash provided by (used in)
                        operating activities.......................                  (5,306)                 14,350
                                                                       --------------------      -------------------
Cash flows from investing activities:
       Purchases of property and equipment.........................                  (7,365)                 (4,932)
       Purchases of short-term investments.........................                 (32,153)                (25,217)
       Sales and maturities of short-term investments..............                  38,285                  29,273
       Other assets................................................                      66                   1,482
                                                                       --------------------     -------------------
                       Net cash provided by (used in)
                        investing activities.......................                  (1,167)                    606
                                                                       --------------------     -------------------
Cash flows from financing activities:
       Proceeds from issuance of common stock......................                  11,220                   3,695
                                                                             --------------     -------------------
                       Net cash provided by
                        financing activities.......................                  11,220                   3,695
                                                                       --------------------     -------------------
Change in cash and cash equivalents................................                   4,747                  18,651
Adjustment to conform acquired company's year end..................                      --                  (4,140)
Cash and cash equivalents, beginning of period.....................                  79,961                  70,202
                                                                       --------------------     -------------------
Cash and cash equivalents, end of period...........................                 $84,708                 $84,713
                                                                       ====================     ===================
Supplemental disclosures of cash flow information:

 Cash paid for income taxes........................................                 $10,066                    $971
                                                                       ====================     ===================
 Tax benefit from exercise of stock options........................                  $7,873                  $2,520
                                                                       ====================     ===================



         See accompanying notes to consolidated financial statements.

                             SIEBEL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Summary of Significant Accounting Policies

   The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation.
The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 1999.

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

   On January 1, 1998, the Company adopted the provisions of SOP No. 97-2 "Software Revenue Recognition." Revenue is recognized under SOP No. 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP No. 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

   Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to, or development of, the underlying software code.

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

Cash and Cash Equivalents, and Short-Term Investments

   The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with remaining maturities in excess of 90 days. The Company has classified its short-term investments as "available for sale." Such investments are carried at fair value with unrealized gains and losses reported within accumulated other comprehensive income. Realized gains and losses on available for sale securities are computed using the specific identification method.

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

Intangible Assets

   Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are being amortized over a three-year period using the straight-line method. Gross intangible assets were $7,162,000 at March 31, 1999 and December 31, 1998 and the related accumulated amortization was $1,397,000 and $800,000 at March 31, 1999 and December 31, 1998,
respectively

Advertising

   Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $7,570,000 and $2,304,000 for the three months ended March 31, 1999 and 1998, respectively.

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

Foreign Currency Translation

   The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income.

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

Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues; and the Company's largest customer base, telecommunications, which accounted for approximately 31% of revenues during the quarter ended March 31, 1999, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

   The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The fair value of the Company's derivative financial instruments at March 31, 1999 was a loss of approximately $81,000.

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

Comprehensive Income

   In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains on short-term investments and is presented in the Consolidated Statement of Operations. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

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


2. Scopus Merger

   In May, 1998, the Company completed the acquisition of Scopus, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13,500,000 consisting of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses. At March 31, 1999, accrued liabilities included approximately $1,325,000 of unpaid merger-related expenses.

   The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus ended its fiscal year on March 31. The restated financial statements as of December 31, 1997, and for prior periods, include Siebel's results of operations for those periods and Scopus' results of operations for the fiscal period ending three months later. Beginning January 1, 1998, the reporting periods of Siebel and Scopus were conformed, and results of operations were combined for the calendar periods presented.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:



                 (in thousands, unaudited)            Three months
                                                          ended
                                                        March 31,
                                                          1998
                                                    ---------------
                    Total revenues:                         $47,100
                       Siebel                                27,072
                       Scopus                       ---------------
                                                            $74,172
                                                    ===============
                    Net income:
                       Siebel                                $8,284
                       Scopus                                 1,464
                                                    ---------------
                                                             $9,748
                                                    ===============


3. Net Income Per Share

   The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:



          (in thousands, unaudited)               Three months ended
                                                       March 31,
                                            -----------------------------
                                                  1999             1998
                                            --------------   ------------

Shares used in basic net income per share
 computation                                       90,214          86,285
Effect of dilutive potential common shares         16,547          13,002
                                            --------------   ------------
Shares used in diluted net income per share
 computation                                      106,761          99,287
                                            ==============   ============

   The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti-dilutive. For the three months ended March 31, 1999 and 1998, the Company excluded 16,380 and 847,980 employee stock options, respectively, with a weighted average exercise price of $51.50 and $26.88 per share, respectively, from the earnings per share computation as their exercise prices exceeded the fair value of the Company's common stock and, accordingly, their inclusion would have been anti-dilutive.

4. Segment and Geographic Information

   The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel Enterprise Applications, its family of proprietary software applications. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.


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

Results of Operations

Revenues


   Software. License revenues increased to $93,432,000 for the three months ended March 31, 1999 from $56,002,000 for the three months ended March 31, 1998 and decreased as a percentage of total revenues to 70% in the first quarter 1999 from 76% in the first quarter 1998. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to grow in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance revenues continue to grow as a result of increases in the installed base of customers on maintenance.

   Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $40,618,000 for the three months ended March 31, 1999 from $18,170,000 for the three months ended March 31,

1998 and increased as a percentage of total revenues to 30% in the first quarter 1999 from 24% in the first quarter 1998. The increase in the absolute dollar amount was due to growth in the Company's consulting business and growth in the installed base of customers with a maintenance component and maintenance renewals from products licenses in prior periods. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

   The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors primarily in Japan, Latin America, South Africa and Asia. International revenues accounted for 30% and 27% of license revenues for the three months ended March 31, 1999 and 1998, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

Cost of Revenues

   Software. Cost of software license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues increased to $1,331,000 for the three months ended March 31, 1999 from $1,016,000 for the three months ended March 31, 1998 and as a percentage of total revenues was 1% for each of the three months ended March 31, 1999 and 1998. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

   Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing customer support. Cost of professional services, maintenance and other revenues increased to $24,186,000 for the three months ended March 31, 1999 from $10,805,000 for the three months ended March 31, 1998 and increased as a percentage of total revenues to 18% in the first quarter 1999 from 15% in the first quarter 1998. The increase in the absolute dollar amount reflects the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

   Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $16,678,000 for the three months ended March 31, 1999 from $8,756,000 for the three months ended March 31, 1998 and as a percentage of total revenues was 12% for each of the three months ended March 31, 1999 and 1998. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first three months of 1999. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $52,168,000 for the three months ended March 31, 1999 from $35,352,000 for the three months ended March 31, 1998 and decreased as a percentage of total revenues to 39% in the first quarter 1999 from 48% in the first quarter 1998. The increase in the dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first three months of 1999.

   General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $8,210,000 for the three months ended March 31, 1999 from $4,567,000 for the three months ended March 31, 1998 and as a percentage of total revenues was 6% for each of the three months ended March 31, 1999 and 1998. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the first three months of 1999.

Operating Income and Operating Margin

   Operating income increased to $31,477,000 for the three months ended March 31, 1999 from $13,676,000 for the three months ended March 31, 1998 and operating margin increased to 23% in the first quarter 1999 from 18% in the first quarter 1998. This increase in operating income and margin was due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel.

Other Income, Net

   Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

Provision for Income Taxes

   Income taxes are comprised primarily of federal and state taxes. The provision for income taxes was $12,532,000 and $5,520,000 for the three months ended March 31, 1999 and 1998, respectively. The provision for income taxes as a percentage of pretax income was 37% and 36%, respectively. The Company expects its effective tax rate for the remainder of 1999 to be approximately 37%.

Net Income

   The Company had net income of $21,340,000 for the three months ended March 31, 1999 compared to net income of $9,748,000 for the three months ended March 31, 1998. Diluted net income per share increased to $0.20 per share in the first quarter of 1999 from $0.10 per share in the comparable period in 1998. Net income as a percentage of total revenues was 16% for the three months ended March 31, 1999, compared to 13% for the three months ended March 31, 1998.

Liquidity and Capital Resources

   The Company's cash, cash equivalents and short-term investments decreased to $230,464,000 as of March 31, 1999 from $231,849,000 as of December 31, 1998, representing approximately 49% and 52% of total assets, respectively. This decrease was primarily attributable to an increase in accounts receivable, a decrease in accrued expenses (attributable to payouts of final 1998 commissions and bonuses and final income tax payments for 1998) and purchases of property and equipment, partially offset by net income and increases in deferred revenue, accounts payable and issuances of common stock under the Company's stock option plans. The Company's days sales outstanding (DSO) in accounts receivable was 99 as of March 31, 1999, compared with 90 as of December 31, 1998. The Company expects DSO to fluctuate significantly in future quarters.

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

   Capital expenditures of the nature described above are expected to increase during the remainder of 1999 and 2000.

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

 .    Third-Party Systems. The Company has developed a Y2K process for dealing with its key suppliers, distributors, vendors and system integrators and other partners. The Company has been in contact with its key third-party relationships regarding their Y2K compliance. The Company has received responses from its critical third-party relationships, most of whom have stated that they expect to address all of their significant Y2K issues in a timely manner. The Company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of water and power supplies, major transportation disruptions and failures of communications or financial systems any of which could have a material adverse effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments, depending on the nature and severity of the problems. As of February 1, 1999, the Company has initiated the process of analyzing its third-party systems and expects to complete the process by the fourth quarter. However, if such analyses and required modifications, if any, are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on our operations. Costs incurred to date and expected costs to complete this process are not expected to be material.

   Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments and planned solutions, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates. See "Factors Affecting Operating Results -- Year 2000 Problems may cause an Interruption in our Business".


Factors Affecting Operating Results

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

   A Limited Number of Products for our License Revenues. In 1998 and the first three months of 1999, a substantial majority of our license revenues were attributable to sales of Siebel Sales Enterprise, Siebel Service Enterprise and related products. We expect that such products and related consulting, maintenance and training services will continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

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

   Revenue is Concentrated in a Relatively Small Number of Customers. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1998 and the three months ended March 31, 1999, sales to our ten largest customers accounted for 22% and 34% of total revenues, respectively. We expect that sales of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers could have a material adverse effect on our business, financial condition and results of operations.

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


  The following table lists some of our current and potential competitors and their products.


Company Name                                 Product
------------                                 -------
Acxiom.................................      DirectMedia
Baan N.V./Aurum Software, Inc..........      FrontOffice
Borealis Corporation...................      Arsenal
Clarify, Inc...........................      ClearSales, ClearSupport
Dendrite International, Inc............      Force One; Dendrite Series 6
Early Cloud & Co.......................      CallFlow
Exchange Applications..................      ValEX
IMA....................................      EDGE
Marketrieve Company....................      Marketrieve PLUS
Metrix, Inc............................      Field Service Dispatch
Onyx...................................      Customer Center
Oracle Corporation.....................      Oracle Sales and Marketing
Pegasystems, Inc.......................      PegaSURE; PegaWorks; PegaSales
Pivotal Software, Inc..................      Relationship
Prime Response.........................      Prime Vantage
Sales Vision...........................      Jsales
SAP A.G................................      Focus (not yet released)
Saratoga Systems.......................      Avenue
Symantec...............................      ACT!
The Vantive Corporation................      Vantive Enterprise

Trilogy Development Group, Inc.........      SC Config


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


   Certain Stockholders may be able to Exercise Control over Matters Requiring
Stockholders Approval.   Our current officers, directors and entities affiliated
with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 1999. While these stockholders do not hold a majority of the Company's outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

   The following summarizes the Company's foreign currency forward contracts, all of which mature in 1999, by currency, as of March 31, 1999. Contract amounts are representative of the expected payments to be made under these instruments (unaudited, in thousands):



                                             -------------------------------------------------
                                                 Contract
                                                  Amount          Contract         Fair Value
                                                  (Local           Amount         at March 31,
                                                 Currency)           (US$)          1999 (US$)
                                             --------------    -------------    ---------------
German marks (contracts to pay
 DM/receive US$)..................              DM 1,200                 $668                $8
British pounds (contracts to pay
 (Pounds)/receive US$)............          (Pounds) 491                 $801                $11
Japanese yen (contracts to pay
 (Yen)/receive US$)...............       (Yen) 2,455,500              $20,557              $(100)


    The following summarizes the Company's available-for-sale investments, as of March 31, 1999 (unaudited, in thousands):



                                                                   Expected maturity date
                          -----------------------------------------------------------------------------------------
                           1999             2000           2001            2002           2003        Thereafter
                          -----------    -----------    -----------    ------------    -----------    -------------

U S  treasury securities       --              --         $1,999           $3,054        $4,060           $2,954


Municipal securities       $35,478          $42,648      $30,707           $20,799        $1,990           $2,067





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

   In March 1998, a purported class action complaint was filed against the Company, Scopus Technology, Inc. ("Scopus") and the members of the Scopus board of directors in the Superior Court of the State of California, County of Alameda by a person claiming to be a Scopus stockholder. Scopus became a wholly owned subsidiary of the Company on May 18, 1998, upon the merger of a subsidiary of the Company with and into Scopus (the "Merger"). The complaint alleges that the Scopus board of directors breached its fiduciary duties to the shareholders of Scopus in connection with its approval of the Merger. The complaint further alleges that the Company aided and abetted the alleged breach of fiduciary duty. The complaint seeks monetary and other relief. On October 26, 1998, the court sustained defendants' demurrers to the complaint, with leave to amend. Defendants' demurrers to the amended complaint are pending. The Company believes the suit is completely without merit and intends to continue to defend itself vigorously, although there can be no assurance as to the outcome of such litigation.


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


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


Exhibit Number           Description of Document
--------------           -----------------------


2.1 Agreement and Plan of Merger and Reorganization, dated March 1,1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc.(4)
3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.(6)
3.2  Bylaws of the Registrant.(1)
4.1  Reference is made to Exhibits 3.1 and 3.2.
4.2  Specimen Stock Certificate.(1)
4.3 Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.(1)
10.1 Registrant's 1996 Equity Incentive Plan, as amended.(3)
10.2 Registrant's Employee Stock Purchase Plan, as amended.(3)
10.3 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
10.4 Registrant's Deferred Compensation Plan, dated January 10,1997.(5)
10.5 Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.(1)(2)
10.6 Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
10.7 Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates.(1)
27.1   Financial Data Schedule.(7)

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

(7) Filed herewith.



(b) Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SIEBEL SYSTEMS, INC.



Date:  May 14, 1999             By: /s/ Howard H. Graham
                                   ---------------------
                                    Howard H. Graham
                                    Senior Vice President Finance and
                                    Administration and
                                    Chief Financial Officer



                                By: /s/ Paul J. Gifford
                                   --------------------
                                    Paul J. Gifford
                                    Corporate Controller