Form 10-Q
period 1999-06-30
SIEBEL SYSTEMS INC
filed 1999-08-13
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20725

SIEBEL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

                          Delaware                                                             94-3187233
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

1855 South Grant Street
San Mateo, CA 94402
(Address of principal executive offices)

(650) 295-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value
             $.001 per share, as of August 2, 1999, was 92,610,685.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 1999
Table of Contents

Part I. Financial Information

     Item 1. Financial Statements

        a) Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

        b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 1999 and 1998

        c) Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

        d) Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 4: Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                         June 30,     December 31,
                                                            1999          1998
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents.........................     $132,889       $79,961
   Short-term investments............................      156,981       151,888
   Marketable equity securities......................       62,500           --
   Accounts receivable, net..........................      173,254       122,818
   Deferred income taxes.............................       13,120        13,120
   Prepaids and other................................       16,488        13,908
                                                       ------------  ------------
     Total current assets............................      555,232       381,695
Property and equipment, net..........................       37,062        45,537
Other assets.........................................       12,012        14,714
                                                       ------------  ------------
     Total assets....................................     $604,306      $441,946
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable..................................      $13,178        $3,899
   Accrued expenses..................................       80,748        84,917
   Income taxes payable..............................        8,691        10,917
   Deferred revenue..................................       57,730        50,875
   Deferred income taxes.............................       21,275           --
                                                       ------------  ------------
     Total current liabilities.......................      181,622       150,608
Deferred income taxes................................          204           710
                                                       ------------  ------------
     Total liabilities...............................      181,826       151,318
                                                       ------------  ------------
Stockholders' equity:
  Common stock; $0.001 par value; 300,000
   shares authorized; 92,117 and 89,630 shares
   issued and outstanding, respectively..............           92            90
  Additional paid-in capital.........................      284,349       235,302
  Notes receivable from stockholders.................         (406)         (406)
  Deferred compensation..............................         (274)         (360)
  Accumulated other comprehensive income (losses)....       34,956          (669)
  Retained earnings..................................      103,763        56,671
                                                       ------------  ------------
     Total stockholders' equity......................      422,480       290,628
                                                       ------------  ------------
     Total liabilities and stockholders' equity......     $604,306      $441,946
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data; unaudited)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------- -------------------
                                             1999      1998      1999      1998
                                          --------- --------- --------- ---------
Revenues:
  Software............................... $110,005   $67,340  $203,437  $123,342
  Professional services, maintenance
   and other.............................   54,411    22,676    95,029    40,846
                                          --------- --------- --------- ---------
      Total revenues.....................  164,416    90,016   298,466   164,188
                                          --------- --------- --------- ---------
Cost of revenues:
  Software...............................    2,270     2,286     3,601     3,302
  Professional services, maintenance
   and other.............................   34,492    15,227    58,678    26,032
                                          --------- --------- --------- ---------
      Total cost of revenues.............   36,762    17,513    62,279    29,334
                                          --------- --------- --------- ---------
      Gross margin.......................  127,654    72,503   236,187   134,854

Operating expenses:
  Product development....................   16,950    10,534    33,628    19,290
  Sales and marketing....................   60,390    39,569   112,558    74,921
  General and administrative.............   11,397     6,242    19,607    10,809
  Merger related expenses................      --     13,500       --     13,500
                                          --------- --------- --------- ---------
      Total operating expenses...........   88,737    69,845   165,793   118,520
                                          --------- --------- --------- ---------
      Operating income...................   38,917     2,658    70,394    16,334
Other income, net........................    1,959     1,336     4,354     2,928
                                          --------- --------- --------- ---------
      Income before income taxes.........   40,876     3,994    74,748    19,262
Income taxes.............................   15,124     4,804    27,656    10,324
                                          --------- --------- --------- ---------
      Net income (loss)..................  $25,752     ($810)  $47,092    $8,938
                                          ========= ========= ========= =========

Diluted net income (loss) per share......    $0.24    ($0.01)    $0.44     $0.09
                                          ========= ========= ========= =========

Shares used in diluted net income (loss)
 per share computation...................  107,690    86,870   107,239    99,454
                                          ========= ========= ========= =========

Basic net income (loss) per share........    $0.28    ($0.01)    $0.52     $0.10
                                          ========= ========= ========= =========

Shares used in basic net income (loss)
 per share computation...................   91,311    86,870    90,885    86,579
                                          ========= ========= ========= =========

Comprehensive income (loss):
      Net income (loss)..................  $25,752     ($810)  $47,092    $8,938

Other comprehensive income (loss),
  net of tax:
      Foreign currency translation
        adjustments......................      221      (345)      261      (360)
      Unrealized gains on securities.....   35,481      --      35,364       --
                                          --------- --------- --------- ---------
Other comprehensive income (loss)........   35,702      (345)   35,625      (360)
                                          --------- --------- --------- ---------
      Total comprehensive income (loss)..  $61,454   ($1,155)  $82,717    $8,578
                                          ========= ========= ========= =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
   Net income............................................   $47,092      $8,938
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Compensation related to stock options.............        86         129
       Depreciation and amortization.....................    10,068       5,156
       Loss on disposal of property and equipment........       688         230
       Provision for doubtful accounts and returns.......     2,985       2,728
       Changes in operating assets and liabilities:
         Accounts receivable.............................   (53,421)    (52,032)
         Prepaids and other..............................    (2,580)       (900)
         Accounts payable................................     9,279       1,530
         Accrued expenses................................    (4,169)     24,768
         Income taxes payable............................    15,974         929
         Deferred revenue................................     6,855      18,053
                                                          ----------  ----------

           Net cash provided by operating activities.....    32,857       9,529
                                                          ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment...................   (14,240)     (7,659)
   Proceeds from sale of property and equipment..........    13,203          --
   Purchases of short-term investments...................   (63,350)    (71,142)
   Sales and maturities of short-term investments........    57,153      50,143
   Other assets..........................................    (3,542)      2,128
                                                          ----------  ----------

           Net cash used in investing activities.........   (10,776)    (26,530)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock................    30,847      14,214
                                                          ----------  ----------

           Net cash provided by financing activities.....    30,847      14,214
                                                          ----------  ----------
Change in cash and cash equivalents......................    52,928      (2,787)
Adjustment to conform acquired company's year end........        --      (4,140)
Cash and cash equivalents, beginning of period...........    79,961      70,202
                                                          ----------  ----------
Cash and cash equivalents, end of period.................  $132,889     $63,275
                                                          ==========  ==========
Supplemental disclosures of cash flow information:

 Cash paid for income taxes..............................   $11,988      $2,796
                                                          ==========  ==========

 Tax benefit from exercise of stock options..............   $18,200      $4,235
                                                          ==========  ==========

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

      On January 1, 1998, the Company adopted the provisions of SOP No. 97- 2 "Software Revenue Recognition." Revenue is recognized under SOP No. 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP No. 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

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

Cash and Cash Equivalents, Short-Term Investments and Marketable Equity Securities

      The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid municipal securities with remaining maturities in excess of 90 days. Marketable equity securities include an investment in a publicly traded company. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available for sale securities are computed using the specific identification method.

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

Intangible Assets

      Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are being amortized over a three-year period using the straight-line method. Gross intangible assets were $7,600,000 and $7,162,000 at June 30, 1999 and December 31, 1998, respectively, and the related accumulated amortization was $1,994,000 and $800,000 at June 30, 1999 and December 31, 1998, respectively.

Advertising

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $11,883,000 and $4,598,000 for the six months ended June 30, 1999 and 1998, respectively.

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

Foreign Currency Translation

      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the financial statements of the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income. To date, the related tax effects have not been significant.

      The Company generally utilizes foreign currency forward contracts to hedge its exchange risk on foreign currency receivable and intercompany balances. While these forward contracts are subject to fluctuations in value, which are recorded in current results of operations, such fluctuations are generally offset by the changes in value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for speculative or trading purposes.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues; and the Company's largest customer base, high technology, which accounted for approximately 26% of revenues during the six months ended June 30, 1999, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

      The carrying amount of the Company's cash and cash equivalents, short- term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The fair value of the Company's derivative financial instruments at June 30, 1999 was a gain of approximately $448,000.

Impairment of Long-Lived Assets

      The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long- lived assets it considers to be impaired.

Comprehensive Income (Loss)

      In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments and marketable equity securities and is presented in the Consolidated Statements of Operations. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

      In December 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Management does not believe the adoption of SOP 98-9 will have a material effect on the Company's consolidated financial position or results of operations. SOP 98-9 will be effective for the Company for all annual and interim periods beginning on and after January 1, 2000.

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

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                    Three months
                                       ended
                                     March 31,
     (in thousands, unaudited)          1998
                                    ------------
   Total revenues:
       Siebel.....................      $47,100
       Scopus.....................       27,072
                                    ------------
                                        $74,172
                                    ============

   Net income:
       Siebel.....................       $8,284
       Scopus.....................        1,464
                                    ------------
                                         $9,748
                                    ============

3. Net Income Per Share

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------- -------------------
(in thousands, unaudited)                    1999      1998      1999      1998
                                          --------- --------- --------- ---------
Shares used in basic net income (loss)
 per share computation...................   91,311    86,870    90,885    86,579
Effect of dilutive potential common
 shares..................................   16,379       --     16,354    12,875
                                          --------- --------- --------- ---------
Shares used in diluted net income (loss)
 per share computation...................  107,690    86,870   107,239    99,454
                                          ========= ========= ========= =========

      The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti- dilutive. For the three and six months ended June 30, 1999, the Company excluded 1,887,130 and 2,167,630 employee stock options, respectively, with a weighted average exercise price of $47.29 and $46.93 per share, respectively, from the earnings per share computation as their exercise prices exceeded the fair value of the Company's common stock and, accordingly, their inclusion would have been anti-dilutive. For the three and six months ended June 30, 1998, the Company excluded 592,608 and 1,282,700 employee stock options, respectively, with a weighted average exercise price of $30.35 and $28.08 per share, respectively, from the earnings per share computation.

4. Segment and Geographic Information

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel Front Office Applications, its family of proprietary software applications. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

5. Commitments and Contingencies

      In March 1999, the Company entered into a security agreement with a bank to collateralize certain letters of credit issued by the bank on behalf of the Company. Letters of credit for $8,400,000, expiring October 2001, have been issued under this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward- looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

      Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading supplier of Web-based front office software systems. Siebel provides an integrated family of sales, marketing and customer service application software for field sales, customer service, telesales, telemarketing, field service, third-party resellers and Internet-based e- commerce and self service. Siebel Systems' products are designed to meet the needs of small, medium and large businesses.

      In today's increasingly competitive global markets, businesses must continuously improve their operations. Having spent considerable effort and resources in previous years automating finance, manufacturing, distribution, human resources management, and general office operations, many businesses are now looking to apply the leverage of information technology to their sales, marketing and customer service processes. Unlike previous automation efforts which have focused on decreasing expenses, sales, marketing and customer service information systems focus primarily on increasing revenues and customer satisfaction.

      The Siebel Front Office Applications are comprised of a broad range of advanced Web-based application software products designed to allow corporations to deploy comprehensive sales, marketing and customer service information systems on a global basis. The Company's products provide support for a number of frequently interdependent distribution channels, including direct field sales, telesales, telemarketing, retail, customer service, call centers, field service, resellers, business partners and Internet-based e-commerce, marketing and customer service. The Company's products provide support for a broad range of industries, business practices and multiple languages and currencies.

Results of Operations

Revenues

      Software. License revenues increased to $110,005,000 for the three months ended June 30, 1999 from $67,340,000 for the three months ended June 30, 1998 and decreased as a percentage of total revenues to 67% in the second quarter 1999 from 75% in the second quarter 1998. License revenues increased to $203,437,000 for the six months ended June 30, 1999 from $123,342,000 for the six months ended June 30, 1998 and decreased as a percentage of total revenues to 68% in the fiscal 1999 period from 75% in the fiscal 1998 period. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will remain the same or decrease as a percentage of total revenues as the Company's maintenance revenues continue to grow as a result of increases in the installed base of customers receiving maintenance and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

      Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $54,411,000 for the three months ended June 30, 1999 from $22,676,000 for the three months ended June 30, 1998 and increased as a percentage of total revenues to 33% in the second quarter 1999 from 25% in the second quarter 1998. Professional services, maintenance and other revenues increased to $95,029,000 for the six months ended June 30, 1999 from $40,846,000 for the six months ended June 30, 1998 and increased as a percentage of total revenues to 32% in the fiscal 1999 period from 25% in the fiscal 1998 period. The increase in the absolute dollar amount was due to growth in the Company's consulting business and growth in the installed base of customers with a maintenance contract. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

      The Company markets its products in the United States through its direct sales force and internationally through its sales force and through distributors which are primarily in Japan, Latin America, South Africa and Asia. International revenues accounted for 33% and 31% of license revenues for the six months ended June 30, 1999 and 1998, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

Cost of Revenues

      Software. Cost of software license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues decreased to $2,270,000 for the three months ended June 30, 1999 from $2,286,000 for the three months ended June 30, 1998 and as a percentage of total revenues was less than 3% for each of the three month periods ended June 30, 1999 and 1998. Cost of license revenues increased to $3,601,000 for the six months ended June 30, 1999 from $3,302,000 for the six months ended June 30, 1998 and as a percentage of total revenues was less than 3% for each of the six month periods ended June 30, 1999 and 1998. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

      Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing consulting and customer support. Cost of professional services, maintenance and other revenues increased to $34,492,000 for the three months ended June 30, 1999 from $15,227,000 for the three months ended June 30, 1998 and increased as a percentage of total revenues to 21% in the fiscal 1999 period from 17% in the fiscal 1998 period. Cost of professional services, maintenance and other revenues increased to $58,678,000 for the six months ended June 30, 1999 from $26,032,000 for the six months ended June 30, 1998 and increased as a percentage of total revenues to 20% in the fiscal 1999 period from 16% in the fiscal 1998 period. The increase in the absolute dollar amount reflects the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

      Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $16,950,000 for the three months ended June 30, 1999 from $10,534,000 for the three months ended June 30, 1998 and decreased as a percentage of total revenues to 10% in the fiscal 1999 period from 12% in the fiscal 1998 period. Product development expenses increased to $33,628,000 for the six months ended June 30, 1999 from $19,290,000 for the six months ended June 30, 1998 and decreased as a percentage of total revenues to 11% in the fiscal 1999 period from 12% in the fiscal 1998 period. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first six months of 1999. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $60,390,000 for the three months ended June 30, 1999 from $39,569,000 for the three months ended June 30, 1998 and decreased as a percentage of total revenues to 37% in the fiscal 1999 period from 44% in the fiscal 1998 period. Sales and marketing expenses increased to $112,558,000 for the six months ended June 30, 1999 from $74,921,000 for the six months ended June 30, 1998 and decreased as a percentage of total revenues to 38% in the fiscal 1999 period from 46% in the fiscal 1998 period. The increase in the dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as in the first six months of 1999.

      General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $11,397,000 for the three months ended June 30, 1999 from $6,242,000 for the three months ended June 30, 1998 and remained as a percentage of total revenues at 7% in each of the fiscal 1999 and 1998 periods. General and administrative expenses increased to $19,607,000 for the six months ended June 30, 1999 from $10,809,000 for the six months ended June 30, 1998 and remained as a percentage of total revenues at 7% in each of the fiscal 1999 and 1998 periods. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the first six months of 1999.

      Merger related expenses. In connection with the merger with Scopus, the Company incurred direct merger-related expenses of approximately $13,500,000 consisting of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger-related marketing costs, which are included within sales and marketing expenses.

      There were no merger-related expenses in the three and six months ended June 30, 1999.

Operating Income and Operating Margin

      Operating income increased to $38,917,000 for the three months ended June 30, 1999 from $2,658,000 for the three months ended June 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 3% in the fiscal 1998 period. For the six months ended June 30, 1999 operating income increased to $70,394,000 from $16,334,000 for the six months ended June 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 10% in the fiscal 1998 period. These increases in operating income and margin were primarily due to $13,500,000 of merger-related expenses incurred in the three months ended June 30, 1998, not recurring in 1999. Excluding the merger-related expenses, operating income for the six months ended June 30, 1999 increased to $70,394,000 from $31,618,000 for the six months ended June 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 19% in the fiscal 1998 period. This increase in operating income and margin was due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel. The Company expects operating margins, net of merger-related expenses, to decrease as compared to operating margin for the first six months of 1999 as it continues to invest heavily in sales, marketing, development and support activities globally.

Other Income, Net

      Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

Provision for Income Taxes

      Income taxes are comprised primarily of federal and state taxes. The provision for income taxes was $15,124,000 and $4,804,000 and approximately 37% and 120%, respectively, for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes was $27,656,000 and $10,324,000 and approximately 37% and 54%, respectively, for the six months ended June 30, 1999 and 1998 respectively. The effective tax rate in 1998 was affected by the non-deductibility of certain merger-related expenses. The Company expects its effective tax rate for the remainder of 1999 to be approximately 37%.

Net Income (Loss)

      The Company had net income of $25,752,000 for the three months ended June 30, 1999 compared to a net loss of $810,000 for the three months ended June 30, 1998. Diluted net income per share was $0.24 per share in the second quarter of 1999 compared to a net loss of $0.01 per share in the comparable period in 1998. Net income was 16% as a percentage of total revenues for the three months ended June 30, 1999 compared to a net loss of 1% for the three months ended June 30, 1998. The Company had net income of $47,092,000 for the six months ended June 30, 1999 compared to net income of $8,938,000 for the six months ended June 30, 1998. Diluted net income per share was $0.44 per share in the second quarter of 1999 compared to net income of $0.09 per share in the comparable period in 1998. Net income increased as a percentage of total revenues to 16% in the six months ended June 30, 1999 from 5% in the six months ended June 30, 1998, due primarily to the effect of the merger-related expenses in 1998.

Liquidity and Capital Resources

      The Company's cash, cash equivalents and short-term investments increased to $289,870,000 as of June 30, 1999 from $231,849,000 as of December 31, 1998, representing approximately 48% and 52% of total assets, respectively. This increase was primarily attributable to net income, sale of certain property and equipment, increases in accounts payable, income taxes payable and deferred revenue and issuances of common stock under the Company's stock option plans, partially offset by an increase in accounts receivable, purchases of property and equipment and a decrease in accrued expenses. The Company's days sales outstanding (DSO) in accounts receivable was 95 as of June 30, 1999, compared with 90 as of December 31, 1998. The Company expects DSO to fluctuate significantly in future quarters.

      As of August 2, 1999, the fair market value of the Company's marketable equity securities was $38,318,000.

      The Company has used fully serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company expects to transition more of the office suites to leased space. This transition will involve build-out of tenant improvements, acquisition of furniture and fixtures, and other capital costs which were not incurred in connection with the use of fully serviced office suites. The Company has already built-out a number of leased facilities, both domestically and internationally, and expects this trend to continue.

      Capital expenditures of the nature described above are expected to increase during the remainder of 1999 and 2000.

      The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

Year 2000 Preparedness

      Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and they are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 ("Y2K") in order to remain functional. Failure to complete the necessary modifications could cause a disruption or failure of such program and system.

      The Company's Y2K initiative has been managed by a team of internal staff and third-party consultants specializing in Y2K issues. The team's activities are designed to identify potential Y2K problems and to ensure that there is no adverse effect on our core business operations and that transactions with clients, suppliers and financial institutions are fully supported. The Company's efforts have focused on three areas: (i) the Company's products, (ii) internal operating systems and (iii) interfaces with third-party systems.

      o Products. The Company has put in place a certification program to verify the Y2K compliance of its products. Beginning with version 4.0 (Siebel 98), the Company's programs have been designed to be Y2K compliant. The Company has applied a number of test approaches and criteria to each of its products beginning with Siebel 98 and believes that all such products are Y2K compliant. While we believe that our currently developed and actively marketed products are Y2K compliant for significantly all functionality, our software products could contain errors or defects relating to Y2K. The Company has advised certain of its customers that internal testing of Y2K compliance should be conducted to ensure that the operations managed by Siebel products continue without disruption. If such modifications and conversions are not made, or are not completed in a timely manner, the Y2K issue could have a material adverse impact on our operations. The costs incurred to test the Company's products for Y2K compliance were incurred as normal product development expenses. Any additional expenses are expected to be minimal.

      o Internal Operating Systems. The Company has implemented a plan to test all internal operating systems, such as computer hardware and software, telephone/PBX systems, fax machines, facilities systems such as building access and other miscellaneous systems on a worldwide basis. The Company has approached its Y2K internal readiness program in the following three phases: (i) assessment, (ii) planning and (iii) implementation. These phases included such individual steps as taking an inventory of the Company's operating systems prioritized by risk, identifying failure dates, defining a solution strategy, estimating repair costs, identifying specific tasks necessary to ensure readiness, determining resource requirements and allocations, and finally, testing and fixing the operating systems as well as putting in place contingency plans for operating systems that have a high impact on the Company's business. The plan has been executed and the Company does not believe that the Y2K issue will pose significant operational problems to our internal operating systems. Costs incurred to complete this process have not been material.

     o Third-Party Systems. The Company has developed a Y2K process for dealing with its key suppliers, distributors, vendors, system integrators and other partners. The Company has been in contact with its key third-party relationships regarding their Y2K compliance. The Company has received responses from its critical third-party relationships, who have stated that they expect to address all of their significant Y2K issues in a timely manner. The Company is working to identify and analyze the most reasonably likely worst case scenarios for key third party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of water and power supplies, major transportation disruptions and failures of communications or financial systems - any of which could have a material adverse effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments, depending on the nature and severity of the problems. The Company has analyzed its key third-party systems and believes all of them to be largely Y2K compliant. Costs incurred to complete this process have not been material.

      Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Even though the Company has acted in a timely manner to complete all of its assessments and planned solutions, some problems may not have been identified or corrected in time to prevent material adverse consequences to the Company. The discussion above includes forward-looking statements regarding Y2K and is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates. See "Factors Affecting Operating Results -- Year 2000 Problems may cause an Interruption in our Business".

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

     Net Revenue and Operating Results may Fluctuate. Our net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

o   Level of product and price competition;

o   Length of our sales cycle and customer purchasing patterns;

o   The size and timing of individual license transactions;

o   Delay or deferral of customer implementations of our products;

o   Success in expanding our customer support organization, direct sales force and indirect distribution channels;

o   Timing of new product introductions and product enhancements;

o   Appropriate mix of products and services sold;

o   Levels of international sales;

o   Activities of and acquisitions by competitors;

o   Timing of new hires and the allocation of our resources;

o   Changes in the economy and foreign currency exchange rates; and

o   Our ability to develop and market new products and control costs.

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

     Quarterly Operating Results may Fluctuate. Our net revenue and operating results may vary drastically from quarter to quarter. The main factors, which may affect these fluctuations, are:

o   The discretionary nature of our customer's purchase and budget cycles;

o   The size and complexity of our license transactions;

o   The potential delays in recognizing revenue from license transactions;

o   The timing of new product releases;

o   Seasonal variations in operating results; and

o   Variations in the fiscal or quarterly cycles of our customers.

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

     In particular, we have established a non-exclusive strategic relationship with Andersen Consulting, one of our principal stockholders. We have also entered into significant relationships with other third- party systems integrators such as PriceWaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues have historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with Compaq Computer Corporation, IBM Corporation, Microsoft Corporation and Sun Microsystems, among others. Our failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

     Our current and potential customers may also rely on third-party system integrators to develop, deploy and/or manage Siebel Front Office Applications. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have or devote the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

     The Internet Presents Unique Risks. The Siebel Front Office Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products which are compatible with the Internet. We cannot predict with any assurance whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products. We may not be able to effectively compete in the Internet-related products and services market.

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

     A Competitive and Rapidly Changing Market. The market for Web-based application software is relatively new, highly competitive and rapidly changing. We market our products only to customers who have migrated or are in the process of migrating their enterprise computing systems to Web- based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting Web- based computing environments. If the Web-based applications market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition could be materially and adversely affected.

     Customers may not Successfully Implement our Products. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end-users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If existing customers have difficulty further deploying Siebel Front Office Applications or for any other reason are not satisfied with Siebel Front Office Applications, our business, operating results and financial condition could be materially and adversely affected.

     A Limited Number of Products for our License Revenues. In 1998 and the first six months of 1999, a substantial majority of our revenues were attributable to sales of Siebel Front Office Applications. We expect that such product family and related consulting, maintenance and training services will continue to account for a majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

     The Length of Time Required to Engage a Client and to Implement Our Products may be Lengthy and Unpredictable. The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. You should not rely on prior sales and implementation cycles as any indication of future cycles.

     The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts that may be performed by the customer or third-party system integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale front office software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors which may cause significant delays, over many of which we have little or no control. These factors include (i) the size and complexity of the overall project and (ii) delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business and operations and cause our operating results to vary significantly from quarter to quarter.

     Success Requires us to Continue to Expand our Direct Sales Force and Technical Support Staff. We have expanded the distribution of our products in recent years. This expansion has placed new and increased demands on our direct sales force and technical and sales support staff. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and customer support personnel. Although we invest significant resources to expand our direct sales force and our technical and customer support staff, there is only a limited number of qualified personnel in these areas. Therefore, we may not be able to expand our direct sales force and technical support staff as necessary to support our growing operations. In addition, such expansion may not result in increased revenues. Any failure to expand our direct sales force or technical and customer support staff or to expand our distribution channels could materially and adversely affect our business, operating results and financial condition.

     Expanding Distribution May Create Additional Risks. We have recently entered into a number of relationships with resellers in order to obtain broad market coverage. We have generally avoided exclusive relationships with resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts. Any failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition.

     Revenue is Concentrated in a Relatively Small Number of Customers. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1998 and the six months ended June 30, 1999, license revenues from our ten largest customers accounted for 22% and 34% of total revenues, respectively. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers could have a material adverse effect on our business, financial condition and results of operations.

     Success Requires us to keep Pace with Technological Developments, Evolving Industry Standards and Changing Customer Needs. The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs, and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of the Siebel Front Office Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Siebel Front Office Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

     Success Requires us to Effectively Compete in the Front Office Systems Market. Our products target the front office systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop front office systems, in- house either alone or with the help of systems integrators. We may not be able to compete successfully against such internal development efforts.

      We rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us.

     A large number of personal, departmental, enterprise-wide and other products exist in the front office software market. Companies (Products) such as Symantec (ACT!), Borealis Corporation (Arsenal), Saratoga Systems (Avenue), Aurum (BaanFrontOffice) (acquired by Baan Company N.V.), Corepoint (Corepoint Field Sales, Corepoint Telesales), Clarify Inc. (ClearSales, ClearSupport), ONYX (Customer Center), Epiphany (e.4 System), Silknet (eBusiness System), IMA (EDGE), Rubric (EMA), Applix (Enterprise), Dendrite International, Inc. (Force One), Marketrieve Company (Marketrieve PLUS), Firstwave Technologies, Inc. (Netgain), Broadvision, Inc. (One-To- One Application System), Oracle Corporation (Oracle Field Sales Online, Oracle Service and Oracle Call, Front Office Application), Relavis (OverQuota), Pivotal Software, Inc. (Relationship), SAP AG (Sales Force Automation Solution), SalesLogix (SalesLogix), Portera (ServicePort), MEI (UniverSell), Exchange Applications (ValEX) and The Vantive Corporation (Vantive Enterprise) are among the many firms in this market segment.

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

     There are many factors that may increase competition in the front office systems market, including (i) entry of new competitors, (ii) alliances among existing competitors (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

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

     The Protection of Our Proprietary Information is Limited. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel Front Office Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non- exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business, or (iii) we fail to meet our support obligations.

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

     Year 2000 Problems may cause an Interruption in our Business. Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and they are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Failure to complete the necessary modifications could cause a disruption or failure of such program and system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Preparedness".

     International Operations involve Unique Risks. Our revenues are primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel Front Office Applications. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

      Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations. The Company generally manages its foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to US dollars and mitigating the exchange rate risk. In certain instances, the Company has not hedged foreign currency receivables when the forward contracts in the relevant currency were not readily available or were not cost effective.

      Certain Stockholders may be able to Exercise Control over Matters Requiring Stockholders Approval. Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of June 30, 1999. While these stockholders do not hold a majority of the Company's outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

      The Company generally manages its foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to US dollars and mitigating the exchange rate risk.

      The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

      The Company is exposed to equity price risks on its marketable equity securities. This investment is in a publicly-traded company in the high- technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $6.3 million decrease in the fair value of the Company's marketable equity securities as of June 30, 1999. The increase in marketable equity securities compared to 1998 primarily reflects the unrealized market appreciation.

      The following summarizes the Company's foreign currency forward contracts, all of which mature in 1999, by currency, as of June 30, 1999. Contract amounts are representative of the expected payments to be made under these instruments (unaudited, in thousands):

                                         Contract                   Fair
                                          Amount       Contract   Value at
                                          (Local        Amount    June 30,
                                        Currency)        (US$)    1999 (US$)
                                     ----------------  ---------  ---------
German marks (contracts to pay
  DM/receive US$).................          DM  4,930    $2,649        $53

 British pounds (contracts to pay
 (Pounds)/receive US$)............    (Pounds)  2,341    $3,810       $118

Japanese yen (contracts to pay
 (Yen)/receive US$)...............    (Yen) 2,366,100   $19,807       $277

     The following summarizes the Company's short-term investments and the weighted average yields, as of June 30, 1999 (unaudited, in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           1999     2000     2001     2002     2003    after
                         -------- -------- -------- -------- -------- --------
US treasury securities..      --   $3,920   $1,987   $3,011   $3,992       --
Wtd. Avg. Yld...........             6.62%    5.88%    5.71%    5.77%

Municipal securities.... $17,446  $50,883  $37,411  $26,424   $5,375   $2,023
Wtd. Avg. Yld...........    3.75%    3.87%    3.78%    4.28%    4.39%    4.38%

Corporate bonds.........      --       --       --   $4,509       --       --
Wtd. Avg. Yld...........                               5.93%

Part II - Other Information

Item 1: Legal Proceedings

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

      In March 1998, a purported class action complaint was filed against the Company, Scopus Technology, Inc. ("Scopus") and the members of the Scopus board of directors in the Superior Court of California, County of Alameda, by a person claiming to be a Scopus stockholder. Scopus became a wholly owned subsidiary of the Company on May 18, 1998, upon the merger of a subsidiary of the Company with and into Scopus (the "Merger"). The court sustained defendants' demurrers to the amended complaint and dismissed the lawsuit with prejudice in June 1999.

Item 2: Changes in Securities and Use of Proceeds

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

Item 4: Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on April 27, 1999 (the "Annual Meeting").

     The following matters were considered and voted upon at the Annual Meeting:

     The first matter related to the election of two director nominees, Thomas M. Siebel and James C. Gaither as Directors to serve until the 2002 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

           Name                           For                     Withheld
     -----------------               ------------               ------------
     Thomas M. Siebel                 76,667,950                   434,979
     James C. Gaither                 76,661,357                   441,572

     The second matter related to the ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. 77,072,478 votes were cast for ratification and 16,966 votes were cast against ratification. There were 13,485 abstentions and no broker non-votes.

     Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 6: Exhibits and Reports on Form 8-K

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

(7) Filed herewith.

(b) Reports on Form 8-K

       None

SIEBEL SYSTEMS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: August 12, 1999

By:	/s/ Howard H. Graham

Howard H. Graham
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)