Form 10-Q
period 1999-09-30
SIEBEL SYSTEMS INC
filed 1999-11-15
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20725

SIEBEL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3187233
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1855 South Grant Street
San Mateo, CA 94402
(Address of principal executive offices)

(650) 295-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value
             $.001 per share, as of November 4, 1999, was 94,530,886.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 1999
Table of Contents

Part I. Financial Information

Item 1. Financial Statements

a) Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 1999 and 1998

c) Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

Signatures

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                       September 30,  December 31,
                                                            1999          1998
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents.........................     $466,029       $79,961
   Short-term investments............................      158,593       151,888
   Marketable equity securities......................       46,503           --
   Accounts receivable, net..........................      213,664       122,818
   Deferred income taxes.............................       13,120        13,120
   Prepaids and other................................       19,649        13,908
                                                       ------------  ------------
     Total current assets............................      917,558       381,695

Property and equipment, net..........................       43,500        45,537
Other assets.........................................       19,820        14,714
                                                       ------------  ------------
     Total assets....................................     $980,878      $441,946
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable..................................      $15,415        $3,899
   Accrued expenses..................................      105,725        84,917
   Income taxes payable..............................        9,986        10,917
   Deferred revenue..................................       63,259        50,875
   Deferred income taxes.............................       15,356           --
                                                       ------------  ------------
     Total current liabilities.......................      209,741       150,608

Convertible subordinated debentures....................    300,000           --
Deferred income taxes................................          243           710
                                                       ------------  ------------
     Total liabilities...............................      509,984       151,318
                                                       ------------  ------------
Stockholders' equity:
  Common stock; $0.001 par value; 300,000
   shares authorized; 93,202 and 89,630 shares
   issued and outstanding, respectively..............           93            90
  Additional paid-in capital.........................      312,881       235,302
  Notes receivable from stockholders.................         (406)         (406)
  Deferred compensation..............................         (748)         (360)
  Accumulated other comprehensive income (losses)....       25,208          (669)
  Retained earnings..................................      133,866        56,671
                                                       ------------  ------------
     Total stockholders' equity......................      470,894       290,628
                                                       ------------  ------------
     Total liabilities and stockholders' equity......     $980,878      $441,946
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data; unaudited)

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                             1999      1998      1999      1998
                                          --------- --------- --------- ---------
Revenues:
  Software............................... $125,951   $77,225  $329,388  $200,567
  Professional services, maintenance
   and other.............................   69,366    26,969   164,395    67,815
                                          --------- --------- --------- ---------
      Total revenues.....................  195,317   104,194   493,783   268,382
                                          --------- --------- --------- ---------
Cost of revenues:
  Software...............................    1,510       993     5,111     4,295
  Professional services, maintenance
   and other.............................   46,942    16,698   105,620    42,730
                                          --------- --------- --------- ---------
      Total cost of revenues.............   48,452    17,691   110,731    47,025
                                          --------- --------- --------- ---------
      Gross margin.......................  146,865    86,503   383,052   221,357

Operating expenses:
  Product development....................   16,532    11,572    50,160    30,862
  Sales and marketing....................   71,037    47,242   183,595   122,163
  General and administrative.............   12,342     6,915    31,949    17,724
  Merger related expenses................      --        --        --     13,500
                                          --------- --------- --------- ---------
      Total operating expenses...........   99,911    65,729   265,704   184,249
                                          --------- --------- --------- ---------
      Operating income...................   46,954    20,774   117,348    37,108
Other income, net........................    2,804     1,548     7,158     4,476
                                          --------- --------- --------- ---------
      Income before income taxes.........   49,758    22,322   124,506    41,584
Income taxes.............................   19,655     8,259    47,311    18,583
                                          --------- --------- --------- ---------
      Net income ........................  $30,103   $14,063   $77,195   $23,001
                                          ========= ========= ========= =========

Diluted net income per share.............    $0.27     $0.14     $0.71     $0.23
                                          ========= ========= ========= =========

Shares used in diluted net income
 per share computation...................  111,196   100,348   108,703    99,765
                                          ========= ========= ========= =========

Basic net income per share...............    $0.32     $0.16     $0.84     $0.26
                                          ========= ========= ========= =========

Shares used in basic net income
 per share computation...................   92,761    88,048    91,517    87,075
                                          ========= ========= ========= =========

Comprehensive income (loss):
      Net income ........................  $30,103   $14,063   $77,195   $23,001

      Other comprehensive income (loss),
       net of tax:
          Foreign currency translation
           adjustments...................      465       224       726      (138)
          Unrealized gains (losses) on
           available-for-sale securities.  (10,213)     --      25,151       --
                                          --------- --------- --------- ---------
Other comprehensive income (loss)........   (9,748)      224    25,877      (138)
                                          --------- --------- --------- ---------
      Total comprehensive income (loss)..  $20,355   $14,287  $103,072   $22,863
                                          ========= ========= ========= =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
   Net income............................................   $77,195     $23,001
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Compensation related to stock options.............       151         193
       Depreciation and amortization.....................    14,899       7,969
       Loss on disposal of property and equipment........       714         242
       Provision for doubtful accounts and returns.......     4,938       3,964
       Changes in operating assets and liabilities:
         Accounts receivable.............................   (95,784)    (50,454)
         Prepaids and other..............................    (5,741)       (563)
         Accounts payable................................    11,516       1,377
         Accrued expenses................................    20,808      41,930
         Income taxes payable............................    32,644       5,010
         Deferred revenue................................    12,384      23,139
                                                          ----------  ----------

           Net cash provided by operating activities.....    73,724      55,808
                                                          ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment...................   (24,919)    (15,837)
   Proceeds from sale of property and equipment..........    13,225          --
   Purchases of short-term investments...................   (78,437)    (92,922)
   Sales and maturities of short-term investments........    70,937      64,583
   Other assets..........................................    (3,739)      2,514
                                                          ----------  ----------

           Net cash used in investing activities.........   (22,933)    (41,662)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of convertible
     subordinated debentures.............................   300,000          --
   Payment of debt issuance costs........................    (8,250)         --
   Proceeds from issuance of common stock................    43,527      25,492
                                                          ----------  ----------

           Net cash provided by financing activities.....   335,277      25,492
                                                          ----------  ----------
Change in cash and cash equivalents......................   386,068      39,638
Adjustment to conform acquired company's year end........        --      (4,140)
Cash and cash equivalents, beginning of period...........    79,961      70,202
                                                          ----------  ----------
Cash and cash equivalents, end of period.................  $466,029    $105,700
                                                          ==========  ==========
Supplemental disclosures of cash flow information:

 Cash paid for income taxes..............................   $14,667      $3,154
                                                          ==========  ==========

 Tax benefit from exercise of stock options..............   $33,575      $8,061
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

      In May 1998, Siebel Systems, Inc. (the "Company") acquired Scopus Technology, Inc. ("Scopus") in a merger transaction accounted for as a pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of the two companies. See Note 2.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition." Revenue from software licenses is recognized under SOP No. 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

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

Cash and Cash Equivalents, Short-Term Investments and Marketable Equity Securities

      The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid debt securities with remaining maturities in excess of 90 days. Marketable equity securities include an investment in a publicly traded company. The Company has classified its short-term investments and marketable equity securities as "available-for-sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are computed using the specific identification method.

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

Intangible Assets

      Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are being amortized over a three-year period using the straight-line method. Gross intangible assets were $7,680,000 and $7,162,000 at September 30, 1999 and December 31, 1998, respectively, and the related accumulated amortization was $2,634,000 and $800,000 at September 30, 1999 and December 31, 1998, respectively.

Advertising

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $16,735,000 and $6,324,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

Net Income Per Share

      Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method. Diluted earnings per share also gives effect, when dilutive, to the conversion of the convertible subordinated debentures, using the if- converted method.

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

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues; and the Company's largest customer base, high technology, which accounted for approximately 24% of revenues during the nine months ended September 30, 1999, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

      The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The fair value of the Company's derivative financial instruments at September 30, 1999 was a loss of approximately $882,000.

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

2. Scopus Merger

      In May 1998, the Company completed the acquisition of Scopus, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 15.1 million additional shares of the Company's Common Stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's Common Stock at the same exchange ratio with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger- related expenses of approximately $13,500,000 consisting of direct transaction fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000. The Company also incurred indirect merger-related expenses of approximately $1,800,000 for joint sales training and merger- related marketing costs, which are included within sales and marketing expenses.

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

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands, unaudited):

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
                                    ------------
                                         $9,748
                                    ============

3. Net Income Per Share

      The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented (in thousands, unaudited):

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
(in thousands, unaudited)                    1999      1998      1999      1998
                                          --------- --------- --------- ---------
Shares used in basic net income
 per share computation...................   92,761    88,048    91,517    87,075
Effect of dilutive potential common
 shares..................................   18,435    12,300    17,186    12,690
                                          --------- --------- --------- ---------
Shares used in diluted net income
 per share computation...................  111,196   100,348   108,703    99,765
                                          ========= ========= ========= =========

      The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock for the period or the Company reported net losses during the period because their effect would be anti-dilutive. For the nine months ended September 30, 1999, the Company excluded 1,476,130 employee stock options with a weighted average exercise price of $58.98 per share from the earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during such period and, accordingly, their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 1998, the Company excluded 1,878,161 and 2,640,541 employee stock options, respectively, with a weighted average exercise price of $30.42 and $29.36 per share, respectively, from the earnings per share computation. For the three months ended September 30, 1999, the Company did not exclude any employee stock options from the earnings per share computation as the average fair value of the Company's common stock during such period exceeded their exercise prices. For the three and nine months ended September 30, 1999, the Company excluded the convertible subordinated debentures from the earnings per share computation as the effect would be antidilutive.

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

6. Convertible Subordinated Notes

      The Company completed a private placement of $300,000,000 of convertible subordinated notes in September 1999. The seven-year term notes bear interest at a rate of 5.50 percent per annum and are convertible into shares of the Company's common stock at any time prior to maturity at a conversion price of approximately $93.27 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company in each redemption.

7. Subsequent Event

Stock Split

      On August 24, 1999 and October 20, 1999, respectively, the Company's Board of Directors and stockholders approved a two-for-one stock split (to be effective in the form of a stock dividend) to be paid on November 12, 1999. The accompanying consolidated financial statements do not give effect to the pending stock split.

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

Overview

      Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading supplier of Web-based front office software systems. Siebel provides an integrated family of sales, marketing and customer service application software for field sales, customer service, telesales, telemarketing, field service, third-party resellers and Internet-based eBusiness. Siebel Systems' products are designed to meet the needs of small, medium and large businesses.

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

Results of Operations

Revenues

      Software. License revenues increased to $125,951,000 for the three months ended September 30, 1999 from $77,225,000 for the three months ended September 30, 1998 and decreased as a percentage of total revenues to 64% in the third quarter 1999 from 74% in the third quarter 1998. License revenues increased to $329,388,000 for the nine months ended September 30, 1999 from $200,567,000 for the nine months ended September 30, 1998 and decreased as a percentage of total revenues to 67% in the fiscal 1999 period from 75% in the fiscal 1998 period. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will remain the same or decrease as a percentage of total revenues as the Company's maintenance revenues continue to grow as a result of increases in the installed base of customers receiving maintenance and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

      Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $69,366,000 for the three months ended September 30, 1999 from $26,969,000 for the three months ended September 30, 1998 and increased as a percentage of total revenues to 36% in the third quarter of 1999 from 26% in the third quarter of 1998. Professional services, maintenance and other revenues increased to $164,395,000 for the nine months ended September 30, 1999 from $67,815,000 for the nine months ended September 30, 1998 and increased as a percentage of total revenues to 33% in the fiscal 1999 period from 25% in the fiscal 1998 period. The increase in the absolute dollar amount was primarily due to growth in the Company's consulting business and growth in the installed base of customers with a maintenance contract. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting organization to meet anticipated customer demands in connection with product implementation.

      The Company markets its products in the United States through its direct sales force and internationally through its sales force and through distributors which are primarily in Japan, Europe, Latin America, South Africa and Asia. International revenues accounted for 31% and 29% of license revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

Cost of Revenues

      Software. Cost of software license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues increased to $1,510,000 for the three months ended September 30, 1999 from $993,000 for the three months ended September 30, 1998. Cost of license revenues increased to $5,111,000 for the nine months ended September 30, 1999 from $4,295,000 for the nine months ended September 30, 1998. Cost of license revenues as a percentage of total revenues was less than 3% for each of the nine month periods and three month periods ended September 30, 1999 and 1998. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

      Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing consulting and customer support. Cost of professional services, maintenance and other revenues increased to $46,942,000 for the three months ended September 30, 1999 from $16,698,000 for the three months ended September 30, 1998 and increased as a percentage of total revenues to 24% in the fiscal 1999 period from 16% in the fiscal 1998 period. Cost of professional services, maintenance and other revenues increased to $105,620,000 for the nine months ended September 30, 1999 from $42,730,000 for the nine months ended September 30, 1998 and increased as a percentage of total revenues to 21% in the fiscal 1999 period from 16% in the fiscal 1998 period. The increase in the absolute dollar amount reflects the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

      Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $16,532,000 for the three months ended September 30, 1999 from $11,572,000 for the three months ended September 30, 1998 and decreased as a percentage of total revenues to 8% in the fiscal 1999 period from 11% in the fiscal 1998 period. Product development expenses increased to $50,160,000 for the nine months ended September 30, 1999 from $30,862,000 for the nine months ended September 30, 1998 and decreased as a percentage of total revenues to 10% in the fiscal 1999 period from 11% in the fiscal 1998 period. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first nine months of 1999. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $71,037,000 for the three months ended September 30, 1999 from $47,242,000 for the three months ended September 30, 1998 and decreased as a percentage of total revenues to 36% in the fiscal 1999 period from 45% in the fiscal 1998 period. Sales and marketing expenses increased to $183,595,000 for the nine months ended September 30, 1999 from $122,163,000 for the nine months ended September 30, 1998 and decreased as a percentage of total revenues to 37% in the fiscal 1999 period from 46% in the fiscal 1998 period. The increase in the dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as in the first nine months of 1999.

      General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $12,342,000 for the three months ended September 30, 1999 from $6,915,000 for the three months ended September 30, 1998 and decreased as a percentage of total revenues to 6% in the fiscal 1999 period from 7% in the fiscal 1998 period. General and administrative expenses increased to $31,949,000 for the nine months ended September 30, 1999 from $17,724,000 for the nine months ended September 30, 1998 and decreased as a percentage of total revenues to 6% in the fiscal 1999 period from 7% in the fiscal 1998 period. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the first nine months of 1999.

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

      There were no significant merger-related expenses in the three and nine months ended September 30, 1999.

Operating Income and Operating Margin

      Operating income increased to $46,954,000 for the three months ended September 30, 1999 from $20,774,000 for the three months ended September 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 20% in the fiscal 1998 period. For the nine months ended September 30, 1999 operating income increased to $117,348,000 from $37,108,000 for the nine months ended September 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 14% in the fiscal 1998 period. These increases in operating income and margin were primarily due to $13,500,000 of merger-related expenses incurred in the nine months ended September 30, 1998, not recurring in 1999. Excluding the merger-related expenses, operating income for the nine months ended September 30, 1999 increased to $117,348,000 from $50,608,000 for the nine months ended September 30, 1998 and operating margin increased to 24% in the fiscal 1999 period from 19% in the fiscal 1998 period. This increase in operating income and margin was due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel. The Company expects operating margins, net of merger-related expenses, to decrease as compared to operating margin for the first nine months of 1999 as it continues to invest heavily in sales, marketing, development and support activities globally.

Other Income, Net

      Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

Provision for Income Taxes

      Income taxes are comprised primarily of federal and state taxes. The provision for income taxes was $19,655,000 and $8,259,000 or 39.5% and 37%, respectively, for the three months ended September 30, 1999 and 1998, respectively. The provision for income taxes was $47,311,000 and $18,583,000 or 38% and 45%, respectively, for the nine months ended September 30, 1999 and 1998, respectively. The effective tax rate in 1998 was affected by the non-deductibility of certain merger-related expenses. The Company expects its effective tax rate for the remainder of 1999 to be approximately 38%.

Net Income

      The Company had net income of $30,103,000 for the three months ended September 30, 1999 compared to net income of $14,063,000 for the three months ended September 30, 1998. Diluted net income per share was $0.27 in the third quarter of 1999 compared to diluted net income per share of $0.14 in the comparable period in 1998. Net income was 15% as a percentage of total revenues for the three months ended September 30, 1999 compared to net income of 13% for the three months ended September 30, 1998. The Company had net income of $77,195,000 for the nine months ended September 30, 1999 compared to net income of $23,001,000 for the nine months ended September 30, 1998. Diluted net income per share was $0.71 in the third quarter of 1999 compared to net income per share of $0.23 in the comparable period in 1998. Net income increased as a percentage of total revenues to 16% in the nine months ended September 30, 1999 from 9% in the nine months ended September 30, 1998.

Liquidity and Capital Resources

      The Company's cash, cash equivalents and short-term investments increased to $624,622,000 as of September 30, 1999 from $231,849,000 as of December 31, 1998, representing approximately 64% and 52% of total assets, respectively. This increase was primarily attributable to net income, increases in accounts payable, income taxes payable, accrued expenses, deferred revenue and the issuance of subordinated debentures and common stock under the Company's stock option plans, partially offset by an increase in accounts receivable and purchases of property and equipment. The Company's days sales outstanding (DSO) in accounts receivable was 98 as of September 30, 1999, compared with 90 as of December 31, 1998. The Company expects DSO to continue to fluctuate significantly in future quarters.

      As of November 4, 1999, the fair market value of the Company's marketable equity securities was $71,986,000.

      The Company recently entered into a lease agreement for a new headquarters facility in San Mateo, California. The Company expects to incur significant capital expenditures in connection with tenant improvements, funiture and fixtures for this facility. These expenditures are expected to be incurred through the end of 2000. In addition, the Company expects to continue to incur capital expenditures associated with tenant improvements, furniture and fixtures for newly-leased field offices.

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

      Contingency plans. Our Y2K Program is designed to minimize the possibility of serious Year 2000 interruptions. However, since their possibility cannot be eliminated, we are developing contingency plans addressing Year 2000 concerns in high impact areas. These plans will continue to be reviewed and updated through out the end of the calendar year. Other contingency plans will be prepared, tested, and updated as deemed practicable and appropriate.

      The Company currently believes that the most reasonably likely worst- case scenario is that there will be some Year 2000 disruptions at individual locations that could affect individual business processes, facilities or third parties for a short time. The Company does not expect such disruptions to be long-term, or for the disruptions to affect the operations of the Company as a whole. Because of the uncertainty as to the exact nature or location of potential Year 2000-related problems that might arise, the business continuity/contingency planning has focused on development of flexible plans to minimize the scope, impact and duration of any Year 2000 problems that may occur. The Company expects to have personnel and resources available to deal with any Year 2000 problems that occur. Some of the currently planned contingency actions include designating emergency response teams, increasing staffing at critical times, in particular the Year 2000 weekend, and heightening proactive monitoring at likely dates of impact.

      Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Even though the Company has acted in a timely manner to complete all of its assessments and planned solutions, some problems may not have been identified or corrected in time to prevent material adverse consequences to the Company. The discussion above includes forward-looking statements regarding Y2K and is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates. See "Factors Affecting Operating Results -- Year 2000 Problems may cause an Interruption in our Business."

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

     Successful Integration of Acquisitions and Management of Growth. The Company's business strategy includes pursuing opportunities to grow the Company's business, both internally and through selective acquisitions, investments, joint ventures and strategic alliances. The Company's ability to implement this strategy depends, in part, on the Company's success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into the Company's operations. Implementation of the Company's growth strategy may impose significant strains on the Company's management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on the Company's business, operating results and financial condition.

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

     In particular, we have established a non-exclusive strategic relationship with Andersen Consulting, one of our principal stockholders. We have also entered into significant relationships with other third- party systems integrators such as PricewaterhouseCoopers and Deloitte & Touche Consulting. A significant portion of our revenues have historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with Compaq Computer Corporation, IBM Corporation, Microsoft Corporation and Sun Microsystems, among others. Our failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

     Our current and potential customers may also rely on third-party system integrators to develop, deploy or manage Siebel Front Office Applications. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have or devote the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

     The Internet Presents Unique Risks. The Siebel Front Office Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products which are compatible with the Internet. We cannot predict with any assurance whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products. We may not be able to effectively compete in the Internet- related products and services market.

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

     A Competitive and Rapidly Changing Market. The market for Web-based application software is relatively new, highly competitive and rapidly changing. We market our products only to customers who have migrated or are in the process of migrating their enterprise computing systems to Web-based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting Web-based computing environments. If the Web-based applications market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition could be materially and adversely affected.

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

     A Limited Number of Products for our License Revenues. In 1998 and the first nine months of 1999, a substantial majority of our revenues were attributable to sales of Siebel Front Office Applications. We expect that such product family and related consulting, maintenance and training services will continue to account for a majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

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

     Revenue is Concentrated in a Relatively Small Number of Customers. Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1998 and the nine months ended September 30, 1999, license revenues from our ten largest customers accounted for 22% and 15% of total revenues, respectively. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers could have a material adverse effect on our business, financial condition and results of operations.

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

     A large number of personal, departmental, enterprise-wide and other products exist in the front office software market. Companies (Products) such as Symantec (ACT!), Saratoga Systems (Avenue), Baan (BaanFrontOffice), Brightware (Brightware Contact Center, Brightware Answer Agent, Brightware Advice Agent), Clarify Inc. - pending purchase by Nortel Networks (ClearSales, ClearSupport), Onyx (Customer Center), Epiphany (e.4 System), Silknet (eBusiness System), IMA (EDGE), Rubric (EMA), Applix (Enterprise), Dendrite International, Inc. (Force One), Firstwave Technologies, Inc. (Netgain), MarketFirst (MarketFirst), Broadvision, Inc. (One-To-One Application System), Oracle Corporation (Oracle Field Sales Online, Oracle Service and Oracle Call, Front Office Application), Open Market (Transact, Folio, ShopSite, Live Commerce), Relavis (OverQuota), Pivotal Software, Inc. (Relationship), SAP AG (Sales Force Automation Solution), SalesLogix (SalesLogix), Portera (ServicePort), MEI (UniverSell), Exchange Applications (ValEX) and The Vantive Corporation - pending purchase by Peoplesoft (Vantive Enterprise) are among the many firms in this market segment.

     Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well- established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

     Year 2000 Problems may cause an Interruption in our Business. Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and they are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Although the Company has spent a large amount of time and resource to address potential Y2K problems, there is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Failure to complete the necessary modifications could cause a disruption or failure of such program and system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Preparedness."

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

      Certain Stockholders may be able to Exercise Control over Matters Requiring Stockholders Approval. Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 1999. While these stockholders do not hold a majority of the Company's outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

     Stock Price may Continue to be Volatile. Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations have, at times, adversely affected and may continue to adversely affect the market price of our common stock.

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

     Substantial Leverage and Debt Service Obligations. The Company has substantial amounts of outstanding indebtedness, primarily in the form of subordinated notes. As a result of this indebtedness, the Company's principal and interest payment obligations have increased substantially. There is the possibility that the Company may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of the Company's indebtedness when due. The Company also expects to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

     The Company's substantial leverage could have significant negative consequences, including:

o   increasing vulnerability to general adverse economic and industry conditions;

o   limiting the Company's ability to obtain additional financing;

o   requiring the dedication of a substantial portion of the Company's expected cash flow from operations to service the Company's indebtedness, thereby reducing the amount of the Company's expected cash flow available for other purposes, including capital expenditures;

o   limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company competes;

o   placing the Company at a possible competitive disadvantage vis- a-vis less leveraged competitors and competitors that have better access to capital resources.

     Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Many of the statements made by or about the Company in this Form 10-Q are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's industry, plans, objectives, expectations, intentions, assumptions, and other statements that are not historical facts. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this "Factors Affecting Operating Results" section, actual results may differ materially from those expressed or implied by these forward-looking statements. Market data and other market and industry information presented in this Form 10-Q have been obtained from independent industry sources. Although the Company believes these sources are reliable, the Company has not independently verified any of such data or information.

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

      The Company is exposed to equity price risks on its marketable equity securities. This investment is in a publicly-traded company in the high- technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $4.7 million decrease in the fair value of the Company's marketable equity securities as of September 30, 1999.

      The following summarizes the Company's foreign currency forward contracts, all of which mature in 1999, by currency, as of September 30, 1999. Contract amounts are representative of the expected payments to be made under these instruments (unaudited, in thousands):

                                                                    Fair
                                         Contract      Contract   Value at
                                          Amount        Amount    September 30,
                                          (Pay)        (Receive)    1999
                                     ----------------  ---------  ---------
German marks (contracts to pay
  DM/receive US$).................          DM  4,930  US$2,664    US$(20)

 British pounds (contracts to pay
 (Pounds)/receive US$)............    (Pounds)  4,741  US$7,628   US$(179)

Japanese yen (contracts to pay
 (Yen)/receive US$)...............    (Yen) 1,543,100  US$13,795  US$(714)

Euro (contracts to pay
  EUR/receive US$)................      EUR     2,300  US$2,475     US$26

Bristish pounds (contracts to pay
 (Pounds)/receive EUR)............    (Pounds)  830    EUR 1,279    US$ 5
The following summarizes the Company's short-term investments and the weighted average yields, as of September 30, 1999 (unaudited, in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           1999     2000     2001     2002     2003    after
                         -------- -------- -------- -------- -------- --------
US treasury securities..      --       --   $1,986   $3,002   $1,984   $3,900
Wtd. Avg. Yld...........                      5.88%    5.71%    5.73%    6.84%

Municipal securities....  $8,701  $55,234  $37,226  $36,708   $5,347       --
Wtd. Avg. Yld...........    3.86%    3.85%    3.78%    4.29%    4.39%

Corporate bonds.........      --       --       --   $4,505       --       --
Wtd. Avg. Yld...........                               5.93%

      On September 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $158,600,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 1999, the fair value of the portfolio would decline by approximately $2,400,000.

Part II - Other Information

Item 1. Legal Proceedings

      In June 1996, Debra Christoffers, a former sales person of the Company, filed a complaint for wrongful termination against the Company and Thomas Siebel, in the Superior Court of California, County of San Mateo. On May 15, 1998, a jury returned verdicts in favor of Mr. Siebel and against the Company for an immaterial amount. Both the plaintiff and the Company have filed notices of appeal. The matter has since been settled on terms that the Company considers favorable.

     In October 1999, SAP America, Inc. filed a complaint against the Company in the Court of Common Pleas of Delaware County, Pennsylvania. The Complaint alleges tortuous interference with contractual relations, predatory hiring, misappropriation of trade secrets, and unfair competition in connection with the Company's employment of 27 individuals formerly employed by SAP America or its affiliated companies. The Company believes the claims are without merit, and intends to defend itself vigorously. The Company believes that the ultimate outcome of the action will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

     The Company is engaged in other legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

      A Special Meeting of Stockholders was held on October 20, 1999 to act on the following matters:

     1. To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 300,000,000 shares to 800,000,000 shares. The votes cast for and against this amendment were 76,786,323 and 4,939,828 respectively, with 89,127 shares abstaining.

     2. To approve an amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 15,000,000 shares, from 40,000,000 shares to 55,000,000 shares. The votes cast for and against this amendment were 40,740,919 and 24,744,860, respectively, with 183,839 shares abstaining.

      Based on these voting results, the amendment to the Company's Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock from 300,000,000 shares to 800,000,000 shares and the amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 15,000,000 shares, from 40,000,000 shares to 55,000,000 shares, was approved.

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

Dated: November 15, 1999

By:	/s/ Howard H. Graham

Howard H. Graham
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)