Form 10-K
period 1999-12-31
SIEBEL SYSTEMS INC
filed 2000-03-29
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [  ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 10, 2000 as reported on the Nasdaq National Market was approximately $13,578,741,895. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

    The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of February 10, 2000, was 195,969,654.

SIEBEL SYSTEMS, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURE

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2000 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

PART I

      The statements contained in this annual report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. It is important to note that our actual results could differ materially from those in forward-looking statements as a result of many factors, including those discussed under the heading "Risk Factors" and elsewhere in this report.

Item 1. Business

Overview

     Siebel Systems is the world's leading provider of eBusiness applications. Siebel eBusiness Applications enable organizations to sell to, market to, and service their customers across multiple channels, including the Web, call centers, field, resellers, retail, and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers continue to be leaders in their markets.

     Siebel eBusiness Applications are available in industry-specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, apparel and footwear, automotive, technology, public sector, and finance markets. With best-of-class functionality of eBusiness software, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service, and marketing professionals can use to tailor product and service offerings to meet each of their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers, and integrate their systems with those of their partners, suppliers, and customers, regardless of location.

     Our customers are known for delivering the highest levels of quality in their products and services and for their commitment to maintaining the highest levels of customer satisfaction. Spanning diverse industries and locations, Siebel eBusiness Applications customers represent organizations of all sizes.

     Through global strategic alliances with industry-leading organizations, we continue to enhance Siebel eBusiness Applications, ensuring that we continue to fully support our customers' rapidly evolving technology requirements and industry best practices today and in the future.

Products

     Siebel eBusiness 99.6, released in September 1999, is the industry's most comprehensive suite of Web-based eBusiness application software. Siebel eBusiness provides organizations with one view of the customer across multiple distribution channels including the Web, call center, field sales and service, resellers, partners, and dealer channels. Our Web-based architecture and diverse product offerings are designed to provide support for sales, marketing and customer service organizations and seamlessly unites the organization's partners, resellers and customers in one global information system.

Siebel Sales

     Siebel Sales is designed to allow teams of sales and marketing professionals to manage sales information throughout the entire sales cycle. This core application includes the Opportunity Management, Account Management, Contact Management, Activity Tracking, Message Broadcasting, Siebel Search, Quotas and Incentives modules.

     Siebel Sales options, as of December 31, 1999, include Siebel Quotes, Siebel Revenue Forecasting, Siebel Product Forecasting, Siebel Proposal, Siebel Presentations, Siebel Campaigns, Siebel Sales Assistant, Siebel Target Account Selling, Siebel Customer Service Integration, Siebel Configurator, Siebel Product Configuration Integration Object and Siebel Sales Handheld.

Siebel Service

     Siebel Service enables teams of customer service, sales and marketing professionals to help ensure complete customer satisfaction by using closed-loop, service request management capabilities. The base application includes the Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management and Siebel Search modules.

     Siebel Service options, as of December 31, 1999, include Siebel Service Assistant, Siebel Quality Management and Siebel eMail Response.

Siebel Field Service

     Siebel Field Service extends upon Siebel's customer service solution and provides field engineers with service functionality for entitlement/contracts management, integration with other customer facing departments, dispatch and scheduling, parts management and repair center operations. Siebel Field Service provides a complete solution for the mobile technician as well as the connected service agent.

     Siebel Field Service options, as of December 31, 1999, include Siebel Service Inventory, Siebel Shipping/Receiving, Siebel Logistics Manager, Siebel Repair, Siebel Service Assistant, Siebel Quality Management and Siebel eMail Response.

Siebel Call Center

     Siebel Call Center provides blended Sales and Service functionality that enables call center agents to provide both sales and customer service assistance to customers. It accesses the power of Siebel Sales and Service Enterprise to integrate all available customer information. This allows each service request to result in additional sales opportunities and provides integrated sales and service histories for each opportunity. This base application includes the Opportunity Management, Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management and Siebel Search modules.

Siebel Call Center options, as of December 31, 1999, include all of the options available for both Siebel Sales and Siebel Service.

Siebel Marketing

     The Siebel Marketing is designed to allow marketing professionals, sales and service managers and business analysts to monitor overall company performance and the effectiveness of company programs and activities. Siebel Marketing is designed to extract information from Siebel Sales Enterprise, Siebel Service Enterprise and Siebel Call Center into a customer data mart, designed for fast data analysis. Siebel Marketing is designed to include a broad range of pre-built analyses about customers, sales pipeline, customer service, competitors, campaigns and products, allowing managers and analysts to drill down into key operational details. Siebel Marketing also includes powerful database marketing capabilities that allow marketing professionals to immediately develop multi-level campaigns that are tailored to target specific market segments.

General Product

     General product options are typically available on any of the Siebel eBusiness base applications and as of December 31, 1999, include Siebel Thin Client, Siebel Encyclopedia, Siebel Office, Siebel Calendar, Siebel Reports, Siebel Expense Reporting, Siebel Executive Information System, Siebel Incentive Compensation, Siebel Order Entry, Siebel Contracts, Siebel Campaigns, Siebel SmartScript, Siebel CTI, Siebel CTI Connect, Siebel Remote, Siebel Anywhere, Siebel Workflow Manager, Siebel Assignment Manager, Siebel Data Quality, Siebel Professional Services, Siebel Resource Assignment, Siebel Time Management and Reporting, Siebel Agreements, Siebel Distance Learning and Siebel Advanced Search.

Siebel .COM Applications

     Siebel .COM Applications allows organizations to interact directly with prospects, customers and partners over the Internet. Using Siebel .COM Applications, organizations can rapidly deploy scalable, secure and Web-based applications for acquiring, growing and retaining customers. Siebel .COM Applications include Siebel eSales, Siebel eMarketing, Siebel eService, Siebel eChannel, Siebel eBriefings, and Siebel eMail Response.

     Siebel eSales. Siebel eSales is a Web-based application which supports unassisted business-to-business and business-to-consumer selling over the Web. Siebel eSales includes a visual product catalog, Web-based quote generation, self-service solution configuration and on-line ordering. Siebel eSales options, as of December 31, 1999, include Siebel eShopping Basket, Siebel eCatalog, Siebel eConfigurator and Siebel eOrders.

Siebel eMarketing. Siebel eMarketing enables enterprises to create, execute and assess Web-based marketing campaigns. With Siebel eMarketing, enterprises segment their customers and prospects; target them with a personalized, automatically generated Web- or email-based promotions; and create graphical reports to assess the effectiveness and return- on-investment of the campaign.

     Siebel eService and Siebel eMail Response. Through Web- and email-based service automation, Siebel eService and Siebel eMail Response allow organizations to manage the entire service process and to provide world-class customer service and support via the Internet.

Siebel eChannel. Siebel eChannel allows organizations to turn their partners, distributors, resellers, and dealers into a virtual sales and service network. By using Siebel eChannel, organizations can be linked to their business partners over the Internet, allowing business partners to better communicate with the parent organization, sell more, and increase customer satisfaction.

     Siebel eBriefings. Siebel eBriefings allows organizations to provide customized Web-based personalized briefings to sales professionals, partners and resellers over the Web. Briefings include key customer information including opportunities, accounts and contacts and on-line content such as news and company profiles.

Siebel Industry Applications

     Our products are available in industry-specific versions, all with similar functionality, but each specifically designed for a particular industry. Examples of our industry applications include:

  Siebel eFinance

  Siebel eInsurance

  Siebel eCommunications

  Siebel ePharma

  Siebel eConsumer Goods

  Siebel eEnergy

Product Development Expense

      During 1999, 1998 and 1997, the Company had product development expenses of approximately $72.9 million, $44.0 million, and $26.7 million, respectively.

Professional Services

     We provide implementation consulting and other technical services to license customers through our worldwide professional services organization. We provide these services in connection with similar services provided by certain global alliance partners to provide the customer with the full array of services necessary to install, integrate, customize and deploy Siebel eBusiness Applications.

Customer Support and Training

     We offer a comprehensive, multi-tiered, integrated family of global support programs designed to ensure successful implementation and customer satisfaction. These programs include maintenance, technical support, professional services and customer communications, as well as extensive educational offerings. Our educational offerings include technical training, end user training, and advanced sales training.

Marketing and Sales

     In the United States, we market and sell our products and services through our direct sales and services organization, and through channel partners including Great Plains, J.D.Edwards and others. Our sales and service professionals are located in 44 offices throughout the United States. In addition, we employ sales and service professionals in 37 offices outside of the United States, selling our products primarily through direct sales and services organization in the countries where we have an office. We also market and sell our products through distributors, primarily in Japan, Latin America, South Africa and Asia.

     Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large scale deployments anticipated by our customers will require a number of highly trained customer support personnel.

     The following key elements comprise our marketing and sales strategy:

Target Large Multinational Customers in a Broad Range of Industries

      Our customer base consists of a significant number of large multinational companies. Siebel eBusiness Applications' Web-based architecture supports the complex needs of even the largest global organizations. We intend to leverage our experience and continue to target sales and marketing activities through our direct sales force and channel partners to expand worldwide market acceptance of Siebel eBusiness Applications.

Maintain and Extend Advanced Technology Position

      We provide what we believe to be the industry's most comprehensive family of multichannel eBusiness applications, enabling organizations to sell to, market to, and service customers across multiple channels, including the Web, call centers, field, resellers, retail, and dealer networks. Siebel eBusiness Applications enable organizations to manage, synchronize, and coordinate their customer touchpoints. Utilizing advanced information technology, Siebel eBusiness Applications are built on a component-based architecture that provides a broad range of functionality for eBusiness applications deployments.

      We intend to continue investing substantial resources in technological research and developments, such as:

Proven, Component-based Architecture: The Siebel eBusiness architecture includes Siebel Remote, one of the industry's most scalable data synchronization technologies for mobile clients and server-to-server replication; Siebel Workflow Manager, which allows organizations to visually model business processes and apply workflow automation rules across all channels of distribution; Siebel Tools, a visual development toolset that allows organizations to customize their user interface, business rules, and data; and Siebel EAI, which provides pre-built integration with leading middleware products and industry-specific back office products.

Support for Multiple Computing Platforms: To enable immediate access to key customer information, Siebel eBusiness Applications can operate on multiple computing platforms used by organizations, including mobile clients, connected clients, thin clients, and handheld clients.

Web-based Architecture: The Siebel eBusiness Applications product architecture is entirely Web-based and designed for fast performance. Siebel eBusiness Applications are capable of operating within a standard Web browser as thin clients, with no Siebel Systems software installed on the client computing device. This technology contributes to a dramatic reduction of the costs of deploying Siebel eBusiness Applications by nearly eliminating client software distribution costs.

Full Life Cycle Management: Siebel eBusiness Applications technology also makes it easier for organizations to manage the full application deployment life cycle. Automatic Siebel application upgrades and remote software distribution contribute to a dramatic reduction of the costs associated with deploying software and help to ensure the success of the deployment.

The Siebel eBusiness Applications product architecture enables organizations to configure their Siebel eBusiness Applications once and then deploy that same configuration to all their users. Once an organization makes customizations to the underlying objects, the customizations can operate automatically across nearly all types of client computing devices. This technology is designed to provide significant cost savings in deployment and implementation costs, and assures consistency across customer-facing channels.

Global Market Support: We designed and built Siebel eBusiness Applications to support global deployments, including most major European and Asian languages. Siebel eBusiness Applications support both single and double byte characters, multiple currencies, automatic currency conversions including the ENU standards for supporting the euro and real-time interfaces to accept new exchange rates from leading online services.

Siebel eBusiness Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security, and business processes across both centralized and decentralized deployment topologies.

     Global Strategic Alliances

      Having long recognized the power and value of strategic partnerships, one of our key strengths is our ability to develop and maintain long-term global strategic partnerships with the largest and most influential corporations in the technology marketplace, including IBM, Microsoft and Sun.

      We have partnered with best-of-class business and system integrators, hardware, software, support, and training partners to help ensure the successful deployment of Siebel eBusiness Applications. These strategic global partnerships with industry leaders help ensure that we deliver solutions that meet our global customers' sales, marketing, and customer service requirements. We believe these partnerships enable us to deliver the comprehensive suite of eBusiness solutions to our customers.

      Siebel Systems' partners include the following industry leaders:

System Integrator	Software	Platform
Andersen Consulting	Ariba	Compaq
Cap Gemini	BroadVision	IBM
Deloitte & Touche	IBM	Lucent
Ernst & Young	Lucent	Sun Microsystems
IBM	Microsoft	Unisys
ICL	Sun Microsystems	USi
PricewaterhouseCoopers
Siemens Business Services

      Successful Customer Implementations

      Our success depends on our customers' successful implementations of Siebel eBusiness Applications. As a result, we actively support the customer's deployment efforts by providing Internet and telephone technical support, and comprehensive instructor-led training, and assigning an account management team to each customer that consists of a sales representative, a technical account manager, and an executive sponsor.

      Expand Global Sales Capabilities

      We currently have operations in Australia, Austria, Belgium, Brazil, Canada, Colombia, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Mexico, the Netherlands, Norway, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States, and have introduced localized versions of Siebel eBusiness Applications for major European and Asian markets. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets, and by continuing to develop our channel partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

      During each of 1999, 1998, and 1997, no individual customer accounted for more than 10% of revenues. Export sales for 1999, 1998, and 1997 were $157.3 million, $88.2 million and $41.8 million, respectively. This represented 31%, 30%, and 27% of total license revenues in 1999, 1998 and 1997, respectively.

Acquisitions

      In December 1999, we acquired OnTarget, Inc. ("OnTarget"), a professional services firm that develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. OnTarget's goal is to provide its clients with a pragmatic, repeatable, and implementable process that will create lasting changes within sales organizations, and which will enable our customers to effectively respond to today's market challenges. Under the terms of the agreement, each outstanding share of OnTarget common stock was exchanged for 0.3077516 newly issued shares of our common stock. This resulted in the issuance of approximately 3,700,000 additional shares of our common stock. In addition, all outstanding stock options of OnTarget were converted into the right to acquire our common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The transaction was accounted for as a pooling of interests.

Competition

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our products are targeted at the emerging market for sales, marketing and customer information systems. We face competition from customers' internal development efforts, custom system integration products, as well as other application software providers that offer a variety of products and services designed to address this market. We believe that the market for global eBusiness information systems has historically not been well served by the application software industry. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise. Please see "Risk Factors - To be successful, we must effectively compete in the eBusiness systems market."

Internal Development

     Many of our customers and potential customers have in the past attempted to develop sales, marketing and customer service information systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The competitive factors in this area require that we produce a product that conforms to the customer's information technology standards, scales to meet the needs of large enterprises, operates globally and costs less than the result of an internal development effort. We cannot assure you that we will be able to compete effectively against such internal development efforts.

Custom System Integration Projects

     A second source of competition results from system integrators engaged to build a custom development application. The introduction of a system integrator typically increases the likelihood of success for the customer. The competitive factors in this area require that we demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

     We frequently rely on system consulting and system integration firms for implementation and other customer support services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of these third parties have similar and often more established relationships with our competitors. We cannot assure you that these third parties, many of which have significantly greater resources than us, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products.

Other Competitors

     A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies (products) such as Allegis (Allegis Sales Partner), Annuncio (Annuncio Live), Ariba (Ariba ORMS Application, Ariba Internet Business Exchange Service, Ariba Market Suite), Baan Co. (BaanFrontOffice, Baan E-Enterprise), Blue Martini (Blue Martini Customer Interaction), Brightware (Web Assistance, Email Assistance), BroadVision (One-to-One Enterprise, One-to-One), Broadbase Info. (CRMPerform), Calico Commerce (Calico eSales Configurator, Calico eSales Engine), Callidus Software, Inc. (TrueComp), CAS GmbH (Mapware, Groupware, Referenzen), Chordiant Software (Enterprise Business Center, Chordiant CCS), Clarify (ClearCallCenter, Clear Quality, Clear Telebusiness), Dendrite International (Dendrite Series 6, AIMS, Strategic Selling Guide), Epicor (Epicor eFrontOffice, Epicor eCommerce Suite, Epicor eIntelligence), E.piphany (E.4 System), FirePond (FirePond Application Suite), Firstwave Technologies (Firstwave eRM, eMarketing, eSales, eSupport), GoldMine Software (GoldMine), I2 Technologies (RYTHM), Kana Communications (Kana Connect, Kana Notify, Kana Realtime, Kana Response, Kana Classify, Kana Assist, Kana Forms), MarketFirst (MarketFirst 2.0), MarketSoft (eLeads), Niku (iNiku), Octane Software (Octane 2000), ONYX Software (Customer Center), Oracle (Oracle iMarketing, Oracle iStore, OracleiPayment, Oracle Telephony Manager, Oracle Customer Care. Oracle OpenTel), Pegasystems, Inc. (Pegasystems), Pivotal Software, Inc. (eRelationship 2000), Prime Resposne (Prime@Vantage.com), Quintus Corp. (eContact), Relavis Corp. (Remedy@work), RTS, SalesLogix (CommerceLogix, SupportLogix, ACT!), SAP AG (mySAP.comTM), Saratoga Systems, ServiceSoft (Web Advisor®, eCenterTM, Knowledge Builder®, LiveContactTM, E-mailContactTM), Silknet Software Inc. (Silknet)(To be acquired by Kana Communications, Inc.), Trilogy (MultiChannel Commerce 2.0), Update Marketing (Marketing Manager®), Vantive Corp. (Vantive)(Acquired by PeopleSoft), Vignette (StoryServer, Syndication Server, Multi-Channel Server, Tools, Professional Services) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. In addition, many competitors have well-established relationships with current and potential customers of ours. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. We believe that we compete favorably in this marketplace based on the following competitive advantages: a breadth and depth of functionality, a modern and enduring Web-based product architecture, an ability to manage all customer interactions support across multiple channels, configurable business objects, support for the global enterprise, scalability allowing support for large user communities and strategic alignments with industry leaders. In general, we have priced our products at or above those of our competitors, which pricing we believe is justified by the scope of functionality delivered and the performance characteristics afforded by our products.

     It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

Employees

      As of December 31, 1999, we had a total of 3,203 employees, of which 1,200 were engaged in sales and marketing, 473 were in product development, 1,279 were in customer support and 251 were in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Item 2. Properties

      Our principal administration, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to a lease which expires in August 2008, and Emeryville, California, pursuant to a lease which expires in March, 2001. We have entered into three leases to relocate our principal facilities to another location in San Mateo in the summer of 2000. These three leases expire on July 31, 2012. We will continue to occupy the existing spaces at the current principal facilities in San Mateo and Emeryville. We currently also occupy a number of domestic and international sales and support offices.

Item 3. Legal Proceedings

      In October 1999, SAP America, Inc. filed a complaint against the Company in the Court of Common Pleas of Delaware County, Pennsylvania. The Complaint alleges tortious interference with contractual relations, predatory hiring, misappropriation of trade secrets, and unfair competition in connection with the Company's employment of 27 individuals formerly employed by SAP America or its affiliated companies. In October 1999, the Company filed a complaint against SAP America, Inc. and SAP Labs, Inc. in the Superior Court of California for the County of Santa Clara, alleging unfair competition, violations of Business and Professions Code section 17200, and seeking declaratory relief. In March 2000, the Company and SAP agreed to settle the litigation and dismissed both actions with prejudice.

      We are engaged in other legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     At a special stockholders' meeting on October 20, 1999, our stockholders approved (i) an amendment to our certificate of incorporation to increase our authorized number of shares of common stock from 300,000,000 to 800,000,000 shares and (ii) an amendment to our 1996 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under such plan by 15,000,000 shares, from 40,000,000 shares to 55,000,000 shares. The vote regarding the amendment of our certificate of incorporation, as amended, to increase the authorized number of shares of common stock from 300,000,000 shares to 800,000,000 shares was 76,786,323 votes for, 4,939,828 votes against and 89,127 votes abstaining; on that, the proposal was approved. The vote regarding the amendment of our Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 15,000,000 shares, from 40,000,000 shares to 55,000,000, was 40,740,919 votes for, 24,744,860 votes against and 183,839 votes abstaining; on that, the proposal was approved.

     On November 12, 1999, we effected a two-for-one stock split by way of a stock dividend of one share of common stock for each share of common stock held by each stockholder. All share data contained in this report is adjusted to reflect the stock split.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      (a) Our common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years. All amounts give retroactive effect to the Company's stock split which was effective November 12, 1999.

                                                    High       Low
                                                  --------- ---------
Quarter Ended March 31, 1998....................    $15.88     $9.19
Quarter Ended June 30, 1998.....................     16.22     10.69
Quarter Ended September 30, 1998................     18.50      9.00
Quarter Ended December 31, 1998.................     17.06      7.56
Quarter Ended March 31, 1999....................     27.25     15.88
Quarter Ended June 30, 1999.....................     33.69     16.44
Quarter Ended September 30, 1999................     38.88     24.19
Quarter Ended December 31, 1999.................     92.00     31.84

      As of December 31, 1999, we had approximately 711 holders of record of our common stock. We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the foreseeable future.

      (b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-12061) relating to our initial public offering of our Common Stock, was June 27, 1996. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended March 31, 1998, regarding the use of proceeds generated by our initial public offering.

Item 6. Selected Financial Data

      The acquisitions of OnTarget, Inc. ("OnTarget") in 1999 and Scopus Technology, Inc. ("Scopus") in 1998 have been accounted for as poolings of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of OnTarget and Scopus for all periods presented.

                                                 Year Ended December 31,
                               ---------------------------------------------------
                                  1999       1998      1997      1996      1995
                               ----------- --------- --------- --------- ---------
                              (in thousands, except per share data and employees)
    Operating Data
   Net revenues...............   $790,920  $409,886  $222,071  $111,980   $45,010
   Operating income...........   $182,954   $68,019    $8,518   $18,162    $3,797
   Net income.................   $122,092   $44,265      $643   $13,750    $3,122
   Pro forma net income(1)....   $121,727   $43,460       $55   $13,313    $2,764
   Pro forma diluted net
    income per share(1).......      $0.54     $0.21     $0.00     $0.08     $0.02
   Pro forma basic net
    income per share(1).......      $0.65     $0.24     $0.00     $0.09     $0.02
   Total assets............... $1,226,962  $447,596  $271,535  $209,602   $60,003
   Total equity...............   $674,591  $291,120  $210,950  $173,157   $43,542
   Employees..................      3,203     1,483       955       506       246

     (1) Includes pro forma provision for income taxes to reflect income tax expense that would have been reported if OnTarget Inc. (an S corporation for income tax reporting purposes) had been a C corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading provider of eBusiness applications. Siebel eBusiness Applications enable organizations to sell to, market to, and service their customers across multiple channels, including the Web, call centers, field, resellers, retail, and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, the Company's customers continue to be leaders in their markets.

     Siebel eBusiness Applications are available in industry-specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, apparel and footwear, automotive, technology, public sector, and finance markets. With best-of-class functionality of eBusiness software, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service, and marketing professionals can use to tailor product and service offerings to meet each of their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers, and integrate their systems with those of their partners, suppliers, and customers, regardless of location.

      In December 1999, the Company acquired OnTarget, Inc. ("OnTarget"). OnTarget develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. OnTarget's goal is to provide its clients with a pragmatic, repeatable and implementable process that will create lasting change within sales organizations, and which will enable Siebel's clients to effectively respond to today's market challenges. Primary customers include corporate clients and business owners who wish to provide for the development and training of their sales and marketing personnel.

      Under the terms of the agreement, each outstanding share of OnTarget common stock was exchanged for 0.3077516 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 3.7 million additional shares of the Company's common stock. In addition, all outstanding stock options of OnTarget were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price.

      The acquisition of OnTarget has been accounted for as a pooling of interests. Accordingly, the financial statements of the Company have been restated to include the financial position and results of operations of OnTarget for all periods presented.

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

Results of Operations

      The following table sets forth statement of operations data for the three years ended December 31, 1999 expressed as a percentage of total revenues:

                                                     Year Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
Revenues:
  Software.....................................      63.1%      71.0%      70.7%
  Professional services, maintenance and other.      36.9%      29.0%      29.3%
                                                ---------- ---------- ----------
    Total revenues.............................     100.0%     100.0%     100.0%
                                                ---------- ---------- ----------
Cost of revenues:
  Software.....................................       1.0%       1.4%       1.9%
  Professional services, maintenance and other.      21.9%      15.9%      14.3%
                                                ---------- ---------- ----------
    Total cost of revenues.....................      22.9%      17.3%      16.2%
                                                ---------- ---------- ----------
    Gross margin...............................      77.1%      82.7%      83.8%
                                                ---------- ---------- ----------
Operating expenses:
  Product development..........................       9.2%      10.7%      12.0%
  Sales and marketing..........................      36.8%      43.7%      46.6%
  General and administrative...................       8.0%       8.4%       9.6%
  Merger-related expenses......................       --         3.3%      11.7%
                                                ---------- ---------- ----------
    Total operating expenses...................      54.0%      66.1%      79.9%
                                                ---------- ---------- ----------
    Operating income...........................      23.1%      16.6%       3.9%
Other income, net..............................       1.8%       1.5%       2.4%
                                                ---------- ---------- ----------
    Income before income taxes.................      24.9%      18.1%       6.3%
Income taxes...................................       9.5%       7.3%       5.9%
                                                ---------- ---------- ----------
    Net income.................................      15.4%      10.8%       0.4%
                                                ========== ========== ==========

Revenues

      Software. License revenues increased to $499,398,000 for the year ended December 31, 1999 from $290,890,000 and $156,971,000 for the years ended December 31, 1998 and 1997, respectively. License revenues as a percentage of total revenues were 63% in the fiscal 1999 period as compared to 71% both in the fiscal 1998 and 1997 periods, respectively. License revenues increased in absolute dollars during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, to existing users of Siebel base applications. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to increase in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance and other services revenues continue to grow as a result of increases in the installed base of customers purchasing such services.

      Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $291,522,000 for the year ended December 31, 1999 from $118,996,000 and $65,100,000 for the years ended December 31, 1998 and 1997, respectively, and as a percentage of total revenues were 37% in the fiscal 1999 period as compared to 29% both in the fiscal 1998 and 1997 periods, respectively. These increases in absolute dollars were due to growth in the Company's sales and marketing training businesses, consulting business and in the installed base of customers on maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically twelve months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

      A relatively small number of customers account for a significant percentage of the Company's license revenues. For 1999, 1998 and 1997, sales to the Company's ten largest customers accounted for 10%, 19% and 24% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future.

      The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Japan, Latin America, South Africa and Asia. International revenues accounted for 31%, 30% and 27% of license revenues in 1999, 1998 and 1997, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

Cost of Revenues

      Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of license revenues through December 31, 1999 has averaged less than 2% of software license revenues. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

      Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred in providing consulting, customer support, and training. Cost of professional services, maintenance and other revenues increased to $173,278,000 for the year ended December 31, 1999 from $65,387,000 and $31,646,000 for the years ended December 31, 1998 and 1997, respectively, and as a percentage of professional services, maintenance and other revenues were 59% for the year ended December 31, 1999 as compared to 55% in fiscal 1998 and 49% in fiscal 1997. The increases in the absolute dollar amount reflect the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting and training businesses. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation and the training organization to support the growing needs of its customers. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

      Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $72,853,000 for the year ended December 31, 1999 from $43,950,000 and $26,650,000 for the years ended December 31, 1998 and 1997, respectively, and decreased as a percentage of total revenues to 9% in the fiscal 1999 period from 11% and 12% in the fiscal 1998 and 1997 periods, respectively. The increases in the dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in 1999. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $290,687,000 for the year ended December 31, 1999 from $178,957,000 and $103,551,000 for the years ended December 31, 1998 and 1997, respectively, and as a percentage of total revenues, sales and marketing expenses decreased to 37% in 1999, from 44% and 47% in the fiscal 1998 and 1997 periods, respectively. The increases in the dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, costs associated with expanded promotional activities, and indirect merger-related costs, such as corporate sales training and marketing programs. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. These expenses are expected to remain at a similar percentage of total revenues as in 1999.

      General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $63,508,000 for the year ended December 31, 1999 from $34,473,000 and $21,275,000 for the years ended December 31, 1998 and 1997, respectively, and as a percentage of total revenues were 8% in the fiscal 1999 period as compared to 8% and 10% in the fiscal 1998 and 1997 periods, respectively. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in 1999.

      Merger-Related Expenses. The Company did not incur any significant merger-related costs in connection with the merger with OnTarget.

      In connection with the merger with Scopus, the Company incurred direct merger-related expenses of approximately $13,500,000, comprised primarily of investment bankers, attorneys, accountants and other professional fees of $9,100,000, duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000.

      The Company incurred costs of approximately $3,300,000 in 1997 in connection with Scopus' planned merger with Clear With Computers, Inc. The merger plan was terminated early in the fourth quarter of 1997.

      On October 1, 1997, the Company completed its purchase of InterActive, a developer of intranet-based business intelligence software technology that has been incorporated into the Siebel eBriefings product. The acquisition was accounted for by the purchase method of accounting. The Company recorded a charge to income of $14,017,000, or $0.09 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. Purchased in-process research and development is related to the completion of InterActive's data integration, filtering and formatting technology and its integration into the Company's products. At the time of acquisition, a prototype of InterActive's product existed and was in limited trials, however, the prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. InterActive's technology was completed, at a cost of approximately $400,000, and incorporated as a separate module into the Siebel 98 product suite, which was released in June 1998. The Company estimated that technology was approximately 75% complete as of the acquisition date. At that date, the only identifiable asset acquired was the technology under development. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development.

      The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating InterActive's technology would be $11,500,000 in 1998, increasing to $35,000,000 in 2000, and declining significantly thereafter. Revenue increases were based upon the historical growth rate of software sales for the customer relationship managment market and the Company. Operating costs as a percentage of revenue ranged from 56% in 1998 to 47% in 2000 based upon the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 38% consistent with the Company's effective tax rate. Net cash flows were discounted to their present value at the acquisition date using an after-tax risk-adjusted discount rate of 30%. The Company believes this discount rate is consistent with that required by venture capitalists for investments in unproven but partially developed software products. Through the end of 1999, total revenues from Siebel eBriefings were approximately $11,000,000; however, the Company is unable to quantify the effect of Siebel eBriefings as a competitive differentiator. The Company does not track selling, general and administrative costs by product but believes the incremental costs associated with selling and distributing Siebel eBriefings were substantially lower than those used in the valuation due to synergies associated with selling the product as a separate component of the Siebel 98 product suite and subsequent versions. If the Company is unable to continuously upgrade the Siebel eBriefings product or existing and future customers do not elect to purchase this module, the Company's ability to recover the value assigned to the acquired research and development will be impaired and revenue and profitability will be adversely affected.

      On November 1, 1997, the Company completed its purchase of Nomadic, a provider of innovative business solutions to pharmaceutical sales forces. The acquisition was accounted for by the purchase method of accounting. Technology acquired from Nomadic has been incorporated into the Siebel ePharma product. The Company recorded a charge to income of $8,723,000 or $0.05 per diluted share, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. The appraisal of the acquired research and development was based upon the present value of forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into the existing Siebel product suite. The purchased in-process research and development expense related to completion of Nomadic's second generation pharmaceutical sales force automation product. This product was completed and enterprise-wide deployment to end-user customers commenced in March 1998. Much of the functionality was incorporated into the Company's ePharma product, which was released in June 1998. At the time of the acquisition, Nomadic had a first-generation product at a limited number of customers, with a very small user base. There were a considerable number of uncertainties as to increasing the product's scalability for deployment on an enterprise-wide basis, improving the stability of the application and identifying and fixing bugs. The Company allocated limited excess purchase price over net assets acquired to net current assets, fixed assets and workforce-in-place. The majority of the excess purchase price was allocated to in-process research and development and other intangible assets (goodwill) based upon the expected cash flows from Nomadic's existing product and the product under development, giving consideration to the stage of completion of the technology under development at the acquisition date. This technology was completed, at a cost of approximately $1,300,000, for enterprise-wide release in March 1998.

      The valuation of acquired research and development was prepared using the income approach and contemplated that sales of products incorporating Nomadic's technology would be $11,500,000 in 1998, increasing to $35,000,000 in 2000, and declining significantly thereafter. Revenue increases were based upon the historical growth rate of software sales for the customer relationship managment market and the Company. Operating costs as a percentage of revenue were estimated at 70%, based upon the Company's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 39% consistent with the Company's effective tax rate. Net cash flows were discounted to their present value at the acquisition date using an after-tax risk-adjusted discount rate of 25%. The Company believes this discount rate is consistent with that required by venture capitalists for investments in unproven but partially developed software products. Through the end of 1999, total revenues from products incorporating the Nomadic technology under development at the acquisition date were approximately $35,000,000. Although the Company does not track selling, general and administrative costs by product, because these products are sold as vertical eBusiness solutions for the pharmaceutical industry, the Company believes the operating margin is similar to the Company's consolidated operating margin. If the Company is unable to continuously upgrade the Siebel ePharma product or superior products are released by competitors, the Company's ability to recover the value assigned to the acquired research and development will be impaired and revenue and profitability will be adversely affected.

Operating Income and Operating Margin

      Operating income increased to $182,954,000 for the year ended December 31, 1999 from $68,019,000 for the year ended December 31, 1998 and $8,518,000 for the year ended December 31, 1997 and operating margin was 23% in the fiscal 1999 period, as compared with 17% and 4% in the fiscal 1998 and 1997 periods, respectively. Excluding merger-related expenses, operating income increased to $182,954,000 for the year ended December 31, 1999 from $83,303,000 and $34,556,000 for the years ended December 31, 1998 and 1997, respectively, and operating margin was 23% in the fiscal 1999 period as compared to 20% and 16% in the fiscal 1998 and 1997 periods, respectively. These increases in operating income and margin, excluding merger-related expenses, were due to increases in license revenues without a proportional increase in cost, particularly costs associated with the hiring of new personnel. We believe it is likely that operating margins in future periods will be less than the 23% achieved in 1999.

Other Income, Net

      Other income, net, is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments and reflects earnings on increasing cash and cash equivalents and short-term investment balances.

Pro forma Provision for Income Taxes

      Income taxes are comprised primarily of federal and state taxes. The pro forma provision for income taxes reflects income tax expense that would have been reported if OnTarget (an S Corporation for income tax reporting purposes) had been a C Corporation for each of the periods presented. The pro forma provision for income taxes was $75,195,000, $30,817,000, and $13,848,000 in 1999, 1998, and 1997, respectively. The pro forma provision for income taxes as a percentage of pretax income was 38%, 41%, and 100%, respectively. The pro forma tax rate in 1997 was higher than the rates in 1998 and 1999 primarily due to non-deductible items related to acquisitions. The Company expects its effective tax rate in 2000 to be approximately 38%, excluding the effect of non-deductible costs such as merger-related expenses.

      As a result of deductions relating to stock options, the Company paid no federal income taxes during 1999.

Pro forma Net Income

      The Company had pro forma net income of $121,727,000 for the year ended December 31, 1999 and pro forma net income of $43,460,000 and $55,000 for the years ended December 31, 1998 and 1997, respectively. Pro forma net income per diluted share was $0.54 in fiscal 1999, compared with $0.21 in the fiscal 1998, and $0.00 in fiscal 1997, respectively.

Liquidity and Capital Resources

      The Company's cash, cash equivalents, short-term investments and marketable equity securities increased to $805,314,000 as of December 31, 1999 from $232,629,000 as of December 31, 1998, representing approximately 66% and 52% of total assets, respectively. This increase was primarily attributable to issuance of convertible subordinated debentures, net income, sale of certain property and equipment, increases in accounts payable, accrued expenses, income taxes payable and deferred revenue, issuance of common stock under the Company's stock option plans, and the initial public offering and subsequent increase in market value of an equity investment, partially offset by increases in accounts receivable, purchases of property and equipment and charitable contribution of a portion of the Company's marketable equity securities. The Company's days sales outstanding (DSO) in accounts receivable was 98 as of December 31, 1999, as compared with 88 as of December 31, 1998.

      The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. The seven-year term notes bear interest at a rate of 5.50% and are convertible into approximately 6,432,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $46.64 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

      As of February 10, 2000, the fair market value of the Company's marketable equity securities was $90,340,000.

      The Company recently entered into a lease agreement for a new headquarters facility in San Mateo, California. The Company expects significant capital expenditures in connection with tenant improvements and furniture and fixtures for this facility. These expenditures are expected to be incurred through the end of 2000. In addition, the Company expects to continue to incur capital expenditures associated with tenant improvements, furniture and fixtures for newly-leased offices.

      The Company has used full-serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company expects to transition more of the office suites to leased space. This transition will involve build-out of tenant improvements, acquisition of furniture and fixtures, and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built out a number of leased facilities, both domestically and internationally, and expects this trend to continue.

      Capital expenditures of the nature described above are expected to increase during 2000 and 2001.

      The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

Risk Factors

Our net revenue and operating results may fluctuate.

     We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business and the market price of our common stock. Our net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

  Level of product and price competition;

  Length of our sales cycle and customer purchasing patterns;

  The size and timing of individual license transactions;

  Delay or deferral of customer implementations of our products;

  Success in expanding our customer support organization, direct sales force and indirect distribution channels;

  Timing of new product introductions and product enhancements;

  Appropriate mix of products and services sold;

  Levels of international sales;

  Activities of and acquisitions by competitors;

  Timing of new hires and the allocation of our resources;

  Changes in the economy and foreign currency exchange rates; and

  Our ability to develop and market new products and control costs.

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

Our quarterly operating results may fluctuate.

     Our net revenue and operating results may vary drastically from quarter to quarter. The main factors that may affect these fluctuations are:

  The discretionary nature of our customer's purchase and budget cycles;

  The size and complexity of our license transactions;

  The potential delays in recognizing revenue from license transactions;

  The timing of new product releases;

  Seasonal variations in operating results; and

  Variations in the fiscal or quarterly cycles of our customers.

     Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to their budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to twenty four months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially and adversely affected. Although we have not experienced significant seasonal variations in operating results, such variations could develop in the future.

     As a result of these and other factors, revenues for any quarter are subject to significant variation and we believe that period-to-period comparisons of our results of operations are not necessarily useful. You should not rely on these comparisons as indications of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

We need to successfully integrate acquisitions and manage growth.

     Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions, investments, joint ventures and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of our growth strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, operating results and financial condition.

We rely on strategic relationships with systems integrators.

     Failure to maintain existing strategic relationships with systems integrators, or to establish new relationships in the future, could have a material adverse effect on our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities, and the implementation of our products. We believe that our relationships with these organizations provide marketing and sales opportunities for our direct sales force and expand the distribution of our products. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts.

     In particular, we have established a non-exclusive strategic relationship with Andersen Consulting, one of our largest stockholders. We have also entered into significant relationships with other third-party systems integrators such as IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues have historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, among others. Failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

     Our current and potential customers may also rely on third-party systems integrators to develop, deploy or manage Siebel eBusiness Applications. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have, or do not devote, the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

The Internet presents unique risks.

     We may not be able to compete effectively in the Internet-related products and services market. Siebel eBusiness Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We cannot predict with any assurance whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products.

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

We operate in a competitive and rapidly changing market.

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

Our customers may not successfully implement our products.

     If existing customers have difficulty further deploying Siebel eBusiness Applications or for any other reason are not satisfied with Siebel eBusiness Applications, our business, operating results and financial condition could be materially and adversely affected. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end-users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently.

A limited number of products provides a substantial part of our license revenues.

     A substantial majority of our license revenues are attributable to sales of Siebel Sales Enterprise, Siebel Service Enterprise, Siebel Call Center and related products. We expect that such products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

     The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. You should not rely on prior sales and implementation cycles as any indication of future cycles.

     The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale eBusiness software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include (i) the size and complexity of the overall project and (ii) delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business and operations and cause our operating results to vary significantly from quarter to quarter.

Our success will require us to continue to expand our direct sales force and technical support staff.

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

Our expanding distribution channels may create additional risks.

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

Our revenue is concentrated in a relatively small number of customers.

     Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 1999, license revenues from our ten largest customers accounted for 10% of total revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers, could have a material adverse effect on our business, financial condition and results of operations.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

     The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of the Siebel eBusiness Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Siebel eBusiness Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

To be successful, we must effectively compete in the eBusiness systems market.

     Our products target the eBusiness systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop eBusiness systems in-house, either alone or with the help of systems integrators. We may not be able to compete successfully against such internal development efforts.

     We rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other customer support services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established, relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us.

      A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies (products) such as Allegis (Allegis Sales Partner), Annuncio (Annuncio Live), Ariba (Ariba ORMS Application, Ariba Internet Business Exchange Service, Ariba Market Suite), Baan Co. (BaanFrontOffice, Baan E-Enterprise), Blue Martini (Blue Martini Customer Interaction), Brightware (Web Assistance, Email Assistance), BroadVision (One-to-One Enterprise, One-to-One), Broadbase Info. (CRMPerform), Calico Commerce (Calico eSales Configurator, Calico eSales Engine), Callidus Software, Inc. (TrueComp), CAS GmbH (Mapware, Groupware, Referenzen), Chordiant Software (Enterprise Business Center, Chordiant CCS), Clarify (ClearCallCenter, Clear Quality, Clear Telebusiness), Dendrite International (Dendrite Series 6, AIMS, Strategic Selling Guide), Epicor (Epicor eFrontOffice, Epicor eCommerce Suite, Epicor eIntelligence), E.piphany (E.4 System), FirePond (FirePond Application Suite), Firstwave Technologies (Firstwave eRM, eMarketing, eSales, eSupport), GoldMine Software (GoldMine), I2 Technologies (RYTHM), Kana Communications (Kana Connect, Kana Notify, Kana Realtime, Kana Response, Kana Classify, Kana Assist, Kana Forms), MarketFirst (MarketFirst 2.0), MarketSoft (eLeads), Niku (iNiku), Octane Software (Octane 2000), ONYX Software (Customer Center), Oracle (Oracle iMarketing, Oracle iStore, OracleiPayment, Oracle Telephony Manager, Oracle Customer Care. Oracle OpenTel), Pegasystems, Inc. (Pegasystems), Pivotal Software, Inc. (eRelationship 2000), Prime Resposne (Prime@Vantage.com), Quintus Corp. (eContact), Relavis Corp. (Remedy@work), RTS, SalesLogix (CommerceLogix, SupportLogix, ACT!), SAP AG (mySAP.comTM), Saratoga Systems, ServiceSoft (Web Advisor®, eCenterTM, Knowledge Builder®, LiveContactTM, E-mailContactTM), Silknet Software Inc. (Silknet)(To be acquired by Kana Communications, Inc.), Trilogy (MultiChannel Commerce 2.0), Update Marketing (Marketing Manager®), Vantive Corp. (Vantive)(Acquired by PeopleSoft), Vignette (StoryServer, Syndication Server, Multi-Channel Server, Tools, Professional Services) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

     There are many factors that may increase competition in the eBusiness systems market, including (i) entry of new competitors, (ii) alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

If we do not maintain our relationships with third-party vendors, interruptions in the supply of our products may result.

     We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Portions of our products incorporate software that was developed and is maintained by third-party software developers. Although we believe there are other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

Software errors or defects in our products could reduce revenues.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Although we conduct extensive product testing during product development, we have, in the past, been forced to delay the commercial release of products until the correction of software problems. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

If we do not successfully manage our growth, our business may be negatively impacted.

     If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources. To manage future growth, we must continue to (i) improve our financial and management controls, reporting systems and procedures on a timely basis and (ii) expand, train and manage our employee work force.

The loss of key personnel could negatively affect our performance.

     Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. None of our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition.

Substantial leverage and debt service obligations may adversely affect our cash flow.

     We have substantial amounts of outstanding indebtedness, primarily consisting of our 5-1/2% convertible subordinated notes due September 15, 2006. As a result of this indebtedness, our principal and interest payment obligations are substantial. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We also expect to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

     Our substantial leverage could have significant negative consequences, including:

  Increasing our vulnerability to general adverse economic and industry conditions;

  Limiting our ability to obtain additional financing;

  Requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  Placing us at a competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

The protection of our proprietary information is limited.

     We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel eBusiness Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business, or (iii) we fail to meet our support obligations.

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (i) be time consuming to defend, (ii) result in costly litigation, (iii) divert management's attention and resources, (iv) cause product shipment delays and (v) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

     We license certain software from third parties. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially and adversely affect our business, operating results and financial condition.

International operations involve unique risks.

     Our revenues are primarily derived from large multi-national companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel eBusiness Applications. If we do not, our international sales will be limited and our business, operating results and financial condition could be materially and adversely affected.

     Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations. We manage our foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to US dollars and mitigating the exchange rate risk. In certain instances, we have not hedged foreign currency receivables when the forward contracts in the relevant currency were not readily available or were not cost effective.

Certain stockholders may be able to exercise control over matters requiring stockholder approval.

     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 1999. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

     Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Certain provisions in our charter documents may prevent certain corporate actions.

     Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

Audit Committee

      The Company has established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and the Company's external auditors as they relate to the financial reporting process. In 1999, the Audit Committee was comprised of James C. Gaither, Charles R. Schwab and George T. Shaheen. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that the Company's auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. These include foreign currency forward contracts used to hedge foreign currency receivables and intercompany balances, which are subject to exchange rate risk, cash equivalents and available-for-sale short-term investments, which are subject to interest rate risk.

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

      The Company is exposed to equity price risks on marketable equity securities. This investment is in a publicly-trade company in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $14,200,000 decrease in the fair value of the Company's marketable equity securities as of December 31, 1999.

      The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the creditworthiness of the Company. The fair market value of the convertible subordinated debenture as of December 31, 1999 was $580,140,000.

      The following summarizes the Company's foreign currency forward contracts, all of which mature in 2000, by currency, as of December 31, 1999. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                    Fair Value
                                          Contract      Contract        at
                                        Amount (Local     Amount   December 31,
                                          Currency)       (US$)     1999 (US$)
                                       --------------- ----------- ------------
  German marks (contracts to pay
   DM/receive US$).....................     DM  5,930      $3,081          $36
  British pounds (contracts to pay
   Pounds/receive US$)................. (Pounds)4,211      $6,779         ($42)
  Japanese yen (contracts to pay
   Yen/receive US$)....................(Yen)2,008,000     $19,663           $8
  Euro (contracts to pay
   EUR/receive US$)....................    (EUR)7,664      $7,499         $133
  British pounds (contracts to pay
   Pounds/receive EUR).................   (Pounds)970   (EUR)1,402       ($164)

      The following summarizes the Company's short-term investments and the weighted average yields, as of December 31, 1999 (in thousands):

                                     Expected maturity date
                          -----------------------------------------------------
                                                                        There-
                            2000     2001     2002     2003     2004    after
                          -------- -------- -------- -------- -------- --------
US treasury securities.    $9,752  $10,974   $4,945   $1,953   $6,262       --
Wtd. Avg. Yld..........      5.24%    6.27%    6.42%    6.36%    7.16%

Municipal securities...   $52,116  $37,942  $36,395   $5,305       --       --
Wtd. Avg. Yld..........      3.98%    3.86%    4.50%    4.73%

Corporate bonds........    $6,124   $5,430  $20,367       --       --       --
Wtd. Avg. Yld..........      6.05%    6.97%    6.80%

      On December 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $197,565,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 1999, the fair value of the portfolio would decline by approximately $2,834,000.

Item 8. Financial Statements and Supplementary Data

      The Company's consolidated financial statements, together with related notes and the report of KPMG LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

      Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a) Executive Officers

      The executive officers of the Company as of February 1, 2000, and their ages as of such date, are as follows:

              Name              Age                    Position
----------------------------- ------ ---------------------------------------------
   Thomas M. Siebel...........   47  Chairman, Chief Executive Officer and
                                      President
   Paul Wahl..................   47  President & Chief Operating Officer
   Pat House..................   45  Executive Vice President and Co-Founder
   Howard H. Graham...........   52  Senior Vice President, Finance and
                                      Administration and Chief Financial Officer
   Craig D. Ramsey............   53  Senior Vice President, Worldwide Operations
   R. David Schmaier..........   36  Senior Vice President, Products
   Mike Saranga...............   62  Senior Vice President, Engineering
   Karen M. Riley.............   46  Vice President, Global Services

      Thomas M. Siebel has served as Chairman, Chief Executive Officer of the Company since its inception in July 1993.

      Paul Wahl has served as President and Chief Operating Officer of the Company since April 1999. From November 1998 to April 1999, he served as Chief Executive Officer and President of TriStrata, an internet security company. From June 1991 to September 1998, Mr. Wahl served as Chief Executive Officer of SAP America, Inc., a software company, and was an Executive Board Member of SAP AG.

      Pat House has been with the Company since its inception in July 1993. From February 1996 to the present, she has served as the Company's Executive Vice President and Co-Founder, and from July 1993 to February 1996, she served as Senior Vice President, Marketing.

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

      R. David Schmaier has served as Senior Vice President, Products since March 1994.

      Mike Saranga has served as Senior Vice President, Engineering since October 1998. From 1993 to 1998, Mr. Saranga served as Senior Vice President of Research and Development for Informix, Inc.

      Karen M. Riley has served as Vice President, Global Services since May 1999. From May 1979 to April 1999, Ms. Riley served in a variety of software development, product management, and services executive positions and as General Manger of Global CRM and business process outsourcing services practices at IBM.

      The Company's current officers, directors and affiliated entities together beneficially owned approximately 14.58% of the outstanding shares of Common Stock as of December 31, 1999. In particular, Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, owned approximately 11.78% of the outstanding shares of Common Stock as of December 31, 1999. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements

Independent Auditors' Report

Consolidated Financial Statements:

Balance Sheets

Statements of Operations and Comprehensive Income

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts

3. Exhibits

Exhibit
Number   Description of Document
-------- ---------------------------------------------------------------
 2.1     Agreement and Plan of Merger and Reorganization, dated March 1,
         1998, among the Registrant, Syracuse Acquisition Sub, Inc. and
         Scopus Technology, Inc.(4)
 2.2     Agreement and Plan of Merger and Reorganization dated November
         17, 1999, among the Registrant, SE Acquisition Corp. and
         OnTarget, Inc. (8)
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant.(3)
 3.2     Certificate of Amendment of the Amended and Restated
         Certificiate of Incorporation of the Registrant (9)
 3.3     Bylaws of the Registrant.(1)
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
10.8     Lease Agreement, dated March 11, 1999, by and between the
         Registrant and Sobrato Interests III.(9)
10.9     Lease Agreement, dated March 11, 1999, by and between the
         Registrant and Sobrato Interests III.(9)
10.10    Lease Agreement, dated June 11, 1999, by and between the
         Registrant and Sobrato Interests III.(9)
10.11    Lease Agreement, dated August 24, 1994, by and between the
         Registrant and Watergate Tower Associates.(9)
10.12    Lease Agreement, dated August 16, 1999, by and between the
         Registrant and Spieker Properties, L.P..(9)
10.13    Lease Amendment 10, dated April 8, 1999, by and between the
         Registrant and Spieker Properties, L.P..(9)
10.14    Lease Amendment 11, dated August 13, 1999, by and between the
         Registrant and Spieker Properties, L.P..(9)
10.15    Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P..(9)
23.1     Consent of KPMG LLP, Independent Auditors.(9)
27.1     Financial Data Schedule.(9)

 ---------

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
(6) Incorporated by reference to exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(7) Incorporated by reference to exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.
(8) Incorporated by reference the Registrant's Current Report on Form 8-K filed by the Registrant on January 7, 2000.
(9) Filed herewith.

      (b) Reports on Form 8-K

      On January 7, 2000, the Registrant filed a report on Form 8-K relating to the Registrant's restated audited consolidated financial statements, giving effect to the merger with OnTarget, Inc. for the three years ended December 31, 1998, and the related consolidated financial statement schedule, selected financial data and management's discussion and analysis of financial condition and results of operations.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three- year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
January 24, 2000

SIEBEL SYSTEMS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

                                                             December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------- ----------
                          Assets
Current assets:
  Cash and cash equivalents............................   $465,810    $80,741
  Short-term investments...............................    197,565    151,888
  Marketable equity securities..........................   141,939         --
  Accounts receivable, net.............................    293,010    126,081
  Deferred income taxes................................        --      13,270
  Prepaids and other...................................     30,711     14,402
                                                        ----------- ----------
    Total current assets...............................  1,129,035    386,382
  Property and equipment, net..........................     56,875     46,384
  Other assets.........................................     41,052     14,830
                                                        ----------- ----------
    Total assets....................................... $1,226,962   $447,596
                                                        =========== ==========
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.....................................    $11,845     $4,558
  Accrued expenses.....................................    125,085     88,185
  Income taxes payable.................................        --      10,917
  Deferred revenue.....................................     86,170     52,033
  Deferred income taxes................................     27,832         --
                                                        ----------- ----------
    Total current liabilities..........................    250,932    155,693

Convertible subordinated debentures.....................   300,000         --
Deferred income taxes..................................      1,439        783
                                                        ----------- ----------
    Total liabilities..................................    552,371    156,476
                                                        ----------- ----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 800,000 shares
   authorized; 194,597 and 182,036 shares issued and
   outstanding, respectively...........................        195        182
  Additional paid-in capital...........................    415,408    235,400
  Notes receivable from stockholders...................       (406)      (406)
  Deferred stock compensation..........................     (1,203)      (360)
  Accumulated other comprehensive income (losses)......     83,612       (669)
  Retained earnings....................................    176,985     56,973
                                                        ----------- ----------
    Total stockholders' equity.........................    674,591    291,120
                                                        ----------- ----------
    Total liabilities and stockholders' equity......... $1,226,962   $447,596
                                                        =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

                                                  Year Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
Revenues:
  Software.....................................  $499,398   $290,890   $156,971
  Professional services, maintenance and other.   291,522    118,996     65,100
                                                ---------- ---------- ----------
    Total revenues.............................   790,920    409,886    222,071
                                                ---------- ---------- ----------
Cost of revenues:
  Software.....................................     7,640      5,600      4,393
  Professional services, maintenance and other.   173,278     65,387     31,646
                                                ---------- ---------- ----------
    Total cost of revenues.....................   180,918     70,987     36,039
                                                ---------- ---------- ----------
    Gross margin...............................   610,002    338,899    186,032
                                                ---------- ---------- ----------
Operating expenses:
  Product development..........................    72,853     43,950     26,650
  Sales and marketing..........................   290,687    178,957    103,551
  General and administrative...................    63,508     34,473     21,275
  Merger-related expenses......................       --      13,500     26,038
                                                ---------- ---------- ----------
    Total operating expenses...................   427,048    270,880    177,514
                                                ---------- ---------- ----------
    Operating income...........................   182,954     68,019      8,518
Other income, net..............................    13,968      6,258      5,385
                                                ---------- ---------- ----------
    Income before income taxes.................   196,922     74,277     13,903
Income taxes...................................    74,830     30,012     13,260
                                                ---------- ---------- ----------
    Net income.................................  $122,092    $44,265       $643
                                                ========== ========== ==========

Pro forma net income and per share data:
    Income before taxes as reported............. $196,922    $74,277    $13,903
    Pro forma income taxes......................   75,195     30,817     13,848
                                                ---------- ---------- ----------
    Pro forma net income........................ $121,727    $43,460        $55
                                                ========== ========== ==========

Pro forma diluted net income  per share.........    $0.54      $0.21      $0.00
                                                ========== ========== ==========

Pro forma basic net income  per share...........    $0.65      $0.24      $0.00
                                                ========== ========== ==========

Shares used in diluted pro forma net income
  per share computation.........................  226,279    202,204    191,338
                                                ========== ========== ==========
Shares used in basic pro forma net income
  per share computation.........................  188,088    177,446    169,904
                                                ========== ========== ==========

Comprehensive income:
  Net income...................................  $122,092    $44,265       $643

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments.....       615       (505)      (365)
  Unrealized gains on securities...............    83,666        201         --
                                                ---------- ---------- ----------
Other comprehensive income (loss)..............    84,281       (304)      (365)
                                                ---------- ---------- ----------
    Total comprehensive income.................  $206,373    $43,961       $278
                                                ========== ========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.

Consolidated Statements of Stockholders' Equity
(in thousands)

                                                      Notes            Accumu-
                                                     Receiv-            lated
                                                       able   Deferred  Other               Total
                           Common stock    Additional  from    Stock   Compre-             Stock-
                          ----------------  Paid-in   Stock-  Compen-  hensive  Retained  holders'
                           Shares  Amount   Capital  holders   sation   Losses  Earnings   Equity
                          -------- ------- --------- -------- -------- -------- --------- ---------
Balances, December 31,
 1996.................... 166,247    $166  $157,058    ($508) ($1,173)      --   $17,613  $173,156
Issuance of common
 stock under Employee
 Stock Option Plans......   4,134       5     4,785      --        --       --       --      4,790
Issuance of common
 stock under Employee
 Stock Purchase Plans....   1,252       1     4,299      --        --       --       --      4,300
Issuance of common
 stock related to
 InterActive acquisition.   1,204       1    14,580      --        --       --       --     14,581
Issuance of common
 stock related to
 Nomadic acquisition.....   1,200       1    10,392      --        --       --       --     10,393
Repayment of note
 receivable..............     --      --         --      102       --       --       --        102
Compensation related
 to stock options........     --      --       (256)     --       256       --       --        --
Cancellation of stock
 options issued below
 fair value..............     --      --         (1)     --         1       --       --        --
Tax benefit from
 stock options...........     --      --      4,046      --        --       --       --      4,046
Amortization of
 deferred compensation
 related to stock
 options.................     --      --         --      --       277       --       --        277
Currency translation
 adjustment (net of
 taxes of $214)..........     --      --         --      --        --     (365)      --       (365)
Subchapter S
 distributions by
 On Target...............     --      --         --      --        --       --      (973)     (973)
Net income...............     --      --         --      --        --       --       643       643
                          -------- ------- --------- -------- -------- -------- --------- ---------
Balances, December 31,
 1997.................... 174,037     174   194,903     (406)    (639)    (365)   17,283   210,950
Issuance of common stock
 under Employee Stock
 Option Plans............   6,767       7    17,855      --        --       --       --     17,862
Issuance of common stock
 under Employee Stock
 Purchase Plans..........   1,232       1     8,534      --        --       --       --      8,535
Adjustment to conform
 acquired company's
 year-end................     --      --         --      --        --       --    (1,464)   (1,464)
Cancellation of stock
 options issued below
 fair value..............     --      --        (39)     --        39       --       --        --
Tax benefit from
 stock options...........     --      --     13,516      --        --       --       --     13,516
Amortization of deferred
 compensation related
 to stock options........     --      --         --      --       240       --       --        240
Unrealized gain on
 short-term investments
 (net of taxes of $118)..     --      --         --      --        --      201       --        201
Currency translation
 adjustment (net of
 taxes of $297)..........     --      --         --      --        --     (505)      --       (505)
Transfer of common
 stock to employees.......    --      --        631      --        --       --       --        631
Subchapter S
 distributions by
 On Target...............     --      --         --      --        --       --    (3,111)   (3,111)
Net income......              --      --         --      --        --       --    44,265    44,265
                          -------- ------- --------- -------- -------- -------- --------- ---------
Balances, December 31,
 1998.................... 182,036     182   235,400     (406)    (360)    (669)   56,973   291,120
Issuance of common stock
 under Employee Stock
 Option Plans............  10,354      10    58,818      --        --       --       --     58,828
Issuance of common stock
 under Employee Stock
 Purchase Plans..........     827       1    15,736      --        --       --       --     15,737
Issuance of common stock
 under stock award
 plan....................     --      --        198      --        --       --       --        198
Tax benefit from
 stock options...........     --      --     91,679      --        --       --       --     91,679
Compensation related
 to stock options........     --      --      1,498      --    (1,498)      --       --        --
Amortization of deferred
 compensation related
 to stock options........     --      --         --      --       655       --       --        655
Unrealized gain on
 short-term investments
 (net of taxes
  of $51,279)............     --      --         --      --        --   83,666       --     83,666
Currency translation
 adjustment (net of
 taxes of $361)..........     --      --         --      --        --      615       --        615
Subchapter S
 distributions by
 On Target...............     --      --         --      --        --       --    (2,080)   (2,080)
Conversion of
convertible notes to
common stock.............     645       1     6,918      --        --       --       --      6,919
Issuance of common stock
related to Target
Marketing Systems
Worldwide and Target
Marketing Systems S.A.
acquisitions.............     735       1     5,161      --        --       --       --      5,162
Net income...............     --      --         --      --        --       --   122,092   122,092
                          -------- ------- --------- -------- -------- -------- --------- ---------
Balances, December 31,
 1999.................... 194,597    $195  $415,408    ($406) ($1,203) $83,612  $176,985  $674,591
                          ======== ======= ========= ======== ======== ======== ========= =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.

Consolidated Statements of Cash Flows
(in thousands)

                                                       Year Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net income .................................... $122,092   $44,265      $643
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Compensation related to stock options........      655       240       277
    Depreciation and amortization................   22,339    13,638     8,275
    Deferred income taxes........................  (10,450)   (9,543)   (1,614)
    Tax benefit from exercise of stock options...   91,679    13,516     4,046
    Loss on disposal of property and equipment...      714     4,557       307
    Provision for doubtful accounts and
     returns, net................................    7,478     6,613     2,348
    Write-off of acquired research and
     development.................................      --        --     22,740
    Changes in operating assets and liabilities:
      Accounts receivable........................ (170,766)  (68,739)  (41,344)
      Prepaids and other.........................  (15,721)   (6,744)   (1,946)
      Accounts payable and accrued expenses......   48,237    49,802    14,130
      Income taxes payable.......................  (10,803)    9,228    (1,896)
      Deferred revenue...........................   34,118    30,286    15,744
                                                  --------- --------- ---------
        Net cash provided by operating
         activities..............................  119,572    87,119    21,710
                                                  --------- --------- ---------
Cash flows from investing activities:
  Purchases of property and equipment............  (42,835)  (39,581)  (18,013)
  Purchases, sales and maturities of short-term
   investments, net..............................  (45,677)  (56,751)  (17,866)
  Proceeds from disposal of property and
   equipment.....................................   13,225       --        --
  Cash acquired in acquisitions..................      993       (31)      129
  Other assets...................................  (21,974)   (2,641)   (1,764)
                                                  --------- --------- ---------
        Net cash used in investing activities....  (96,268)  (99,004)  (37,514)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net
   of repurchases................................   74,575    27,254     8,725
  Proceeds from issuance of convertible
   debt, net.....................................  291,316       --        --
  Borrowings on line of credit...................    5,874     1,542       130
  Repayments of line of credit...................   (7,659)      --        --
  Subchapter S distributions.....................   (2,080)   (2,366)     (974)
  Repayment of stockholder notes.................      --        --        (43)
                                                  --------- --------- ---------
        Net cash provided by financing
         activities..............................  362,026    26,430     7,838
                                                  --------- --------- ---------
Effect of exchange rate changes in cash..........     (261)      --        --
                                                  --------- --------- ---------
Change in cash and cash equivalents..............  385,069    14,545    (7,966)
Adjustment to conform acquired company's year end      --     (4,140)      --
Cash and cash equivalents, beginning of year.....   80,741    70,336    78,302
                                                  --------- --------- ---------
Cash and cash equivalents, end of year........... $465,810   $80,741   $70,336
                                                  ========= ========= =========

Cash paid for interest...........................       $3     $ --        $22
                                                  ========= ========= =========

Cash paid for income taxes.......................  $14,537   $14,194   $14,579
                                                  ========= ========= =========

Supplemental disclosures of noncash financing
 and investing activities:
  Purchase price payable 20*20 Group, Ltd........    $ --     $6,000     $ --
                                                  ========= ========= =========

  Common stock issued for acquisitions...........   $4,934     $ --    $24,974
                                                  ========= ========= =========

  Subchapter S distributions payable.............    $ --       $745       $22
                                                  ========= ========= =========

  Convertible notes issued for acquisitions......   $6,918     $ --      $ --
                                                  ========= ========= =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The Company

      Siebel Systems, Inc. ("Siebel" or the "Company") is the market leader in eBusiness application software for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, customer service, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel eBusiness Applications, a leading Web-based application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi-national organizations.

      In December 1999, the Company acquired OnTarget, Inc. ("OnTarget") in a business combination accounted for as a pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of the two companies. See Note 9.

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

      The Company's customer base includes a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cigna Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, Inc., MCI WorldCom, Inc., Microsoft Corporation, NationsBanc Montgomery Securities, Inc., PeopleSoft, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for company operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length.

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

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

      The Company considers all highly liquid investments with a remaining maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include an investment in a single publicly traded company. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (losses). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

      Expenditures for maintenance and repairs are charged to expense as incurred. Costs and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and gain or loss is reflected in the statement of operations.

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

Intangible Assets

      Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are generally being amortized over three to five years using the straight-line method. Gross intangible assets were $14,135,000 and $9,627,000 and related accumulated amortization was $3,656,000 and $2,503,000 at December 31, 1999 and 1998, respectively.

Other Assets

      Included in other assets is the Company's investment in Sales.com. In December 1999, the Company sold a controlling interest in Sales.com's voting equity to various outside investors. As a result, Sales.com is no longer being consolidated in the Company's financial statements, but is accounted for by the equity method. At December 31, 1999, the carrying value of the Company's investment in Sales.com was approximately $5,000,000.

      The Company had non-cash reductions in accounts receivable, prepaids and other, property equipment, other assets, accounts payable, accrued expenses and deferred revenue of $116,000, $602,000, $35,000, $505,000, $4,398,000, $5,275,000 and $149,000, respectively, attributable to the deconsolidation of Sales.com.

Advertising

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $22,766,000, $12,126,000 and $7,245,000 in 1999, 1998 and 1997, respectively.

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

      The pro forma provision for income taxes reflects income tax expense that would have been reported if OnTarget, Inc. (an S corporation for income-tax reporting purposes) had been a C corporation for each of the periods presented.

Pro Forma Net Income Per Share

      Basic pro forma net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted pro forma earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive pro forma net income per share also gives effect, when dilutive, to the conversion of the convertible notes and subordinated debentures using the if-converted method.

Employee Stock Option and Purchase Plans

      The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value.

Foreign Currency Translation

      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, they are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (loss).

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

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues, and the Company's largest customer base, high technology, which accounted for approximately 24% of revenues during the year ended December 31, 1999, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

      The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The unrealized loss of the Company's derivative financial instruments at December 31, 1999 was approximately $29,000.

      The fair value of the Company's convertible subordinated debentures was $580,140,000 at December 31, 1999, based on quoted market price.

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

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

      In December 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Management does not believe the adoption of SOP 98-9 will have a material effect on the Company's consolidated financial position or results of operations. SOP 98-9 will be effective for all annual and interim periods beginning on or after January 1, 2000.

(2) Financial Statement Details

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

      Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Short-term investments as of December 31, 1999 consisted of $58,481,000 of securities which mature in less than one year, $139,084,000 of securities which mature in one to five years and no securities which mature in over five years. Cash, cash equivalents and short- term investments and marketable securities consisted of the following as of December 31, 1999 (in thousands):

                                                    Unrealized
                                                -------------------
                                        Cost      Loss      Gain     Market
                                      --------- --------- --------- ---------
   Cash and cash equivalents:
     Cash............................  $35,039       $--       $--   $35,039
     Certificates of deposit.........    1,685        --        --     1,685
     Money market funds..............  401,162        --        --   401,162
     US treasury & agency securities.    6,628        --        --     6,628
     Corporate notes.................   21,292        (1)        5    21,296
                                      --------- --------- --------- ---------
                                      $465,806       ($1)       $5  $465,810
                                      ========= ========= ========= =========
   Short-term investments:
     US treasury securities..........  $34,436     ($551)       $1   $33,886
     Corporate notes..................  32,182      (261)       --    31,921
     Municipal securities............  133,071    (1,315)        2   131,758
                                      --------- --------- --------- ---------
                                      $199,689   ($2,127)       $3  $197,565
                                      ========= ========= ========= =========

   Marketable equity securities.......  $4,550       $--  $137,389  $141,939
                                      --------- --------- --------- ---------
                                        $4,550       $--  $137,389  $141,939
                                      ========= ========= ========= =========

      Short-term investments as of December 31, 1998 consisted of $46,187,000 of municipal securities which mature in less then one year, and $94,980,000 of municipal securities which mature in one to five years and $10,721,000 of securities which mature in over five years. As of December 31, 1998, cost approximated market for short-term investments; realized and unrealized gains and losses were not significant.

Accounts Receivable, Net

      Accounts receivable, net, consisted of the following (in thousands):

                                             December 31,
                                         -------------------
                                           1999      1998
                                         --------- ---------
   Trade accounts receivable.........    $305,710  $136,411
   Less: allowances for doubtful
     accounts and returns............      12,700    10,330
                                         --------- ---------
                                         $293,010  $126,081
                                         ========= =========

Property and Equipment, Net

      Property and equipment, net, consisted of the following (in thousands):

                                             December 31,
                                         -------------------
                                           1999      1998
                                         --------- ---------
   Computer equipment................     $33,150   $38,965
   Furniture and fixtures............      18,526    10,513
   Computer software.................      12,310     8,735
   Corporate aircraft................       6,963        --
   Leasehold improvements............      19,531     9,058
                                         --------- ---------
                                           90,480    67,271
   Less: accumulated depreciation....      33,605    20,887
                                         --------- ---------
                                          $56,875   $46,384
                                         ========= =========

Accrued Expenses

      Accrued expenses consisted of the following (in thousands):

                                             December 31,
                                         -------------------
                                           1999      1998
                                         --------- ---------
   Bonuses...........................     $24,253   $23,091
   Commissions.......................      20,552    17,810
   Sales tax.........................       5,984     9,345
   Vacation..........................       8,306     3,967
   Acquisition-related...............       2,486     7,450
   Other.............................      63,504    26,522
                                         --------- ---------
                                         $125,085   $88,185
                                         ========= =========

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) consisted of the following (in thousands):

                                                       December 31,
                                                   -------------------
                                                     1999      1998
                                                   --------- ---------
   Foreign currency translation adjustments..         ($255)    ($870)
   Unrealized gains on securities............        83,867       201
                                                   --------- ---------
                                                    $83,612     ($669)
                                                   ========= =========

Other Income, Net

      Other income, net, consisted of the following (in thousands):

                                                   December 31,
                                         -----------------------------
                                           1999      1998      1997
                                         --------- --------- ---------
  Realized gains on disposition of
   marketable equity securities......     $12,343     $  --     $  --
  Charitable contributions...........      (6,000)       --        --
  Interest income....................      16,941     7,605     6,055
  Interest expense...................      (6,059)      (68)      (29)
  Other, net.........................      (3,257)   (1,279)     (641)
                                         --------- --------- ---------
                                          $13,968    $6,258    $5,385
                                         ========= ========= =========

(3) Convertible Subordinated Debentures

      The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. The seven-year term notes bear interest at a rate of 5.50% and are convertible into approximately 6,432,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $46.64 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company in each redemption.

(4) Commitments and Contingencies

Letters of Credit

      In August 1996, the Company entered into a $1,325,000 secured letter of credit with a bank. This letter of credit, which expires July 2006, collaterizes the Company's obligations to a third party for lease payments.

      In March 1999, the Company entered into an $8,400,000 secured letter of credit with a bank. This letter of credit, which expires November 2000, collateralizes the Company's obligations to a third party for tenant improvement costs.

      In October 1999, the Company entered into two $8,400,000 secured letters of credit with a bank. These letters of credit, which expire October 2000 and January 2001, collateralize the Company's obligations to a third party for tenant improvement costs. The Company also entered into a $3,000,000 secured letter of credit with a bank. This letter of credit, which expires August 2000, collateralizes the Company's obligation to a third party for lease payments.

      The letters of credit are secured by cash, cash equivalents and short- term investments.

Lease Obligations

      As of December 31, 1999, the Company leased facilities under noncancelable operating leases expiring between 2000 and 2009. Future minimum lease payments are as follows (in thousands):

     Year Ending December 31,
     ------------------------
  2000......................................        $33,501
  2001......................................         43,029
  2002......................................         41,306
  2003......................................         41,542
  2004 and thereafter.......................        281,443
                                                   ---------
                                                   $440,821
                                                   =========

      Rent expense for the years ended December 31, 1999, 1998 and 1997, was $15,644,000, $11,904,000 and $6,469,000, respectively.

Employee Benefit Plan

      The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $10,000 in 1999. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date. A subsidiary made discretionary contributions of $244,000 and $154,000 to its 401(k) and profit-sharing plans in 1998 and 1997, respectively.

Legal Actions

      In October 1999, SAP America, Inc. filed a complaint against the Company in the Court of Common Pleas of Delaware County, Pennsylvania. The complaint alleges tortious interference with contractual relations, predatory hiring, misappropriation of trade secrets, and unfair competition in connection with its employment of individuals formerly employed by SAP America or its affiliated companies. The Company believes the claims are without merit, and intends to defend them vigorously. The Company believes that the ultimate outcome of the action will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

      The Company is engaged in other legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

(5) Stockholders' Equity

Stock Split

      On August 24, 1999 and October 20, 1999, respectively, the Company's Board of Directors and stockholders approved a two-for-one stock split (to be effected in the form of a stock dividend) which was paid on November 12, 1999. The accompanying consolidated financial statements have been restated to give effect to the stock split.

Pro Forma Net Income per Share

      The following is a reconciliation of the number of shares used in the pro forma basic and proforma diluted earnings per share computations for the periods presented (in thousands):

                                             Year Ended December 31,
                                         -----------------------------
                                           1999      1998      1997
                                         --------- --------- ---------
 Shares used in basic pro forma net
   income per share computation.........  188,088   177,446   169,904
 Effect of dilutive potential common
   shares...............................   37,724    24,758    21,434
 Shares used in diluted pro forma net
   income...............................      467        --        --
                                         --------- --------- ---------
 Shares used in diluted pro forma net
   income per share computation.........  226,279   202,204   191,338
                                         ========= ========= =========

      The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses, because their effect would be anti-dilutive. For the year ended December 31, 1999, the Company excluded 2,108,370 employee stock options with a weighted average exercise price of $60.09 per share from the earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during the year and, accordingly, their inclusion would have been anti-dilutive. The Company also excluded 6,432,000 shares relating to the convertible subordinated debentures (see note 3) from the earnings per share computation as the effect would be antidilutive. During 1998, the Company excluded a total of 6,619,882 employee stock options with a weighted average exercise price of $14.36 per share from the earnings per share computation as their inclusion would have been anti-dilutive.

Employee Stock Option and Purchase Plans

      The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan and 1996 Supplemental Stock Option Plan and the 1998 Non-Officer Equity Incentive Plan (collectively, the "Plan"), provides for the issuance of up to an aggregate of 100,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

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

      The Plan also allows for the exercise of certain unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 1999, 7,177,200 shares of common stock had been issued to employees upon the exercise of unvested options, which are subject to repurchase, at a weighted average repurchase price of $0.12 per share. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

      During the period from October 1995 through April 1996, the Company granted options to purchase an aggregate of 32,610,000 shares of common stock at exercise prices ranging from $0.07 to $0.82 per share. Based in part on an independent appraisal obtained by the Company's Board of Directors, and other factors, the Company recorded $748,000 of deferred compensation expense in 1995 and an additional $893,000 of deferred compensation expense in 1996 relating to these options. These amounts are being amortized over the vesting period of the individual options, generally five years.

      During 1999, the Company granted options to a non-employee. As of December 31, 1999, there were 20,000 options outstanding pursuant to these grants which are included in the combined plan activity summary below. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value.

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

      Combined plan activity is summarized as follows:

                                                                    Weighted
                                                                    average
                                            Shares                  exercise
                                          Available    Number of     price
                                          for grant      shares    per share
                                         ------------ ------------ ----------
   Balances, December 31, 1996..........   2,496,034   42,352,594      $1.81
     Additional shares authorized.......  32,000,000         --
     Options granted.................... (26,660,548)  26,660,548      $8.28
     Options exercised..................         --    (4,134,606)     $1.13
     Options canceled...................  10,763,214  (10,763,214)     $8.35
                                         ------------ ------------   -------
   Balances, December 31, 1997..........  18,598,700   54,115,322      $3.74
     Additional shares authorized.......  20,000,000         --
     Options granted.................... (37,472,444)  37,472,444     $11.25
     Options exercised..................         --    (6,767,242)     $2.93
     Options canceled...................   7,845,368   (7,845,368)     $7.92
                                         ------------ ------------   -------
   Balances, December 31, 1998..........   8,971,624   76,975,156      $7.04
     Additional shares authorized.......  22,500,000         --
     Options granted.................... (26,511,903)  26,511,903     $39.37
     Options exercised..................         --   (10,353,928)     $5.76
     Options canceled...................   5,428,205   (5,428,205)    $13.54
                                         ------------ ------------   -------
   Balances, December 31, 1999..........  10,387,926   87,704,926     $16.58
                                         ============ ============   =======

      The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                          Options outstanding          Options exercisable
                   ---------------------------------- ----------------------
                                Weighted
                                 average
                                remaining   Weighted               Weighted
                               contractual  average                average
     Range of        Number       life      exercise    Number     exercise
 exercise prices    of shares  (in years)    price     of shares    price
------------------ ----------- ----------- ---------- ----------- ----------
  $0.01               194,100         5.0      $0.01     194,100      $0.01
  $0.03               100,728         5.3      $0.03     100,728      $0.03
  $0.06               250,050         5.8      $0.06     250,050      $0.06
  $0.22             1,448,350         6.1      $0.22   1,448,350      $0.22
  $0.33 -    0.37   4,173,802         6.2      $0.36   2,000,455      $0.36
  $0.69 -    0.92   8,471,854         6.3      $0.71   4,307,367      $0.70
  $1.44 -    2.13   2,693,643         6.3      $1.52   1,188,390      $1.51
  $2.91 -    4.22   1,828,822         5.8      $4.08     695,420      $4.06
  $5.49 -    8.11  10,996,446         6.9      $6.07   3,994,269      $6.08
  $8.28 -   12.39  26,639,978         8.4     $10.34   6,779,622     $10.35
 $12.44 -   18.51   9,602,056         8.7     $14.92   1,220,346     $13.79
 $18.88 -   26.81   8,285,777         9.2     $21.43     268,192     $19.65
 $29.22 -   42.30   5,079,400         9.6     $31.73       1,424     $29.56
 $50.04 -   62.81   1,839,070         9.9     $62.70         262     $62.81
 $81.06             6,100,850        10.0     $81.06           0     $81.06
------------------ ----------- ----------- ---------- ----------- ----------
  $0.01 -   81.06  87,704,926        8.00     $16.58  22,448,975      $5.58
                   ===========                        ===========

      In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,800,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 6,800,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 1999, 3,901,000 shares had been purchased under the Purchase Plan.

Common Stock

      The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option equals or is less than the fair value of the underlying common stock as of the grant date for each stock option. The Company also recorded compensation expense for the estimated fair value of common stock transferred from the majority shareholders of OnTarget to two key employees in January 1998 and for options granted to one consultant in 1999.

      Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been as indicated below (in thousands, except per share data):

                                              1999      1998      1997
                                            --------- --------- ---------
 Pro forma net income (loss):
   As reported............................  $121,727   $43,460       $55
   Pro forma giving effect to SFAS No 123.   $94,998   $23,203  ($12,697)

 Diluted pro forma net income (loss)
 per share:
   As reported............................     $0.54     $0.21     $0.00
   Pro forma giving effect to SFAS No 123.     $0.42     $0.11    ($0.07)

 Basic pro forma net income (loss)
 per share:
   As reported............................     $0.65     $0.24     $0.00
   Pro forma giving effect to SFAS No 123.     $0.51     $0.13    ($0.07)

      The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions used for option grants:

                                              1999      1998      1997
                                            --------- --------- ---------
 Risk-free interest rate...................     5.44%     4.85%      6.1%
 Expected life (in years)..................      3.4       3.4       3.5
 Expected volatility.......................     69.0%     70.5%     83.9%

      The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                              1999      1998      1997
                                            --------- --------- ---------
 Risk-free interest rate...................     4.66%      5.3%      5.3%
 Expected life (in years)..................      0.5       0.6       0.7
 Expected volatility.......................     69.0%     70.5%     83.9%

      Under SFAS No. 123, the weighted average estimated fair value of employee stock options granted at exercise prices equal to market price at grant date during 1999, 1998 and 1997 was $20.86, $5.94 and $4.30 per share, respectively.

      The Company determined the assumptions to be used in computing the fair value of stock options or stock purchase rights as follows. The risk-free rate is the U.S. treasury bill rate for the relevant expected life. The expected useful lives were estimated giving consideration to vesting and purchase periods, contractual lives, expected employee turnover and underlying stock volatility.

(6) Income Taxes

      Income before taxes includes income from foreign operations of approximately $5,413,000, $3,600,000 and $680,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Historical Information

      The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                              1999      1998      1997
                                            --------- --------- ---------
 Current:
   Federal.................................  ($8,796)  $18,488    $7,694
   State...................................       --     4,559     2,684
   Foreign.................................    1,586     1,289       400
                                            --------- --------- ---------
     Total current.........................   (7,210)   24,336    10,778
 Deferred:
   Federal.................................   (5,359)   (6,432)   (1,345)
   State...................................   (4,280)   (1,409)     (219)
                                            --------- --------- ---------
     Total deferred........................   (9,639)   (7,841)   (1,564)

 Charge in lieu of taxes attributable
   to employer's stock option plans........   91,679    13,517     4,046
                                            --------- --------- ---------
     Total income taxes....................  $74,830   $30,012   $13,260
                                            ========= ========= =========

      The differences between the income tax expense computed at the federal statutory rate of 35% and the Company's actual income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999      1998      1997
                                            --------- --------- ---------
  Expected income tax expense..............     35.0%     35.0%     35.0%
  State income taxes, net of federal
    tax benefit............................      4.7%      4.4%     13.4%
  In-process research and development......       --        --      57.2%
  Non-deductible merger costs..............       --       4.5%       --
  Research and experimentation credit......     (0.7%)    (1.1%)    (3.9%)
  Tax exempt interest......................     (1.0%)    (2.4)     (7.0%)
  Foreign sales corporation benefit........       --      (0.8%)      --
  S corporation benefit....................       --      (1.1%)    (4.2%)
  Other, net...............................       --       1.9%      4.9%
                                            --------- --------- ---------
    Total income taxes.....................     38.0%     40.4%     95.4%
                                            ========= ========= =========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows in thousands:

                                                        1999      1998
                                                      --------- ---------
 Deferred tax assets:
  Deferred state taxes..............................     $  --      $549
  Accruals and reserves, not currently taken
   for tax purposes.................................     4,679     8,048
  Allowance for doubtful accounts and returns.......     4,901     4,438
  Charitable contribution carryforward..............     2,451        --
  Research and development credit carryforward......     2,800        --
  Net operating loss carryforward...................     1,326       235
  Gain on investment................................     5,183        --
  Other.............................................     2,225        --
                                                      --------- ---------
   Deferred assets..................................    23,565    13,270

 Deferred tax liabilities:
  Unrealized gain on marketable securities..........   (51,397)       --
  Depreciation......................................    (1,439)     (783)
                                                      --------- ---------
   Deferred liabilities.............................   (52,836)     (783)
                                                      --------- ---------
   Net deferred assets (liabilities)................  ($29,271)  $12,487
                                                      ========= =========

      As of December 31, 1999, the Company had state net operating loss carryforwards of approximately $23,000,000 available to offset future state taxable income. In addition, the Company had federal and state research and devlopment credit carryforwards of $1,600,000 and $1,200,000, respectively available to offset future tax liabilities. The Company's state net operating loss carryforwards expire in 2004 if not utilized. The Company's federal research and development credit carryforward expires in 2019, if not utilized. The state research and development credit can be carried forward indefinitely.

      Management believes it is more likely than not that future operations will generate sufficient taxable income to realize any deferred tax assets.

Pro Forma Income Taxes

      The pro forma provision for income taxes reflects the income tax expense that would have been reported if OnTarget Inc. (an S corporation for income tax reporting purposes) had been a C corporation for each of the years in the three-year period ended December 31, 1999. The components of pro forma income tax expense are as follows (in thousands):

                                              1999      1998      1997
                                            --------- --------- ---------
 Current:
   Federal.................................  ($8,548)  $19,192    $8,211
   State...................................       --     4,660     2,755
   Foreign.................................    1,586     1,289       400
                                            --------- --------- ---------
     Total current.........................   (6,962)   25,141    11,366
 Deferred:
   Federal.................................   (5,288)   (6,432)   (1,345)
   State...................................   (4,234)   (1,409)     (219)
                                            --------- --------- ---------
     Total deferred........................   (9,522)   (7,841)   (1,564)

 Charge in lieu of taxes attributable
   to employer's stock option plans........   91,679    13,517     4,046
                                            --------- --------- ---------
     Total income taxes....................  $75,195   $30,817   $13,848
                                            ========= ========= =========

      The differences between the pro forma income tax expense computed at the federal statutory rate of 35% and the Company's actual pro forma income tax expense for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                              1999      1998      1997
                                            --------- --------- ---------
  Expected income tax expense..............     35.0%     35.0%     35.0%
  State income taxes, net of federal
    tax benefit............................      4.7%      4.4%     13.4%
  In-process research and development......       --        --      57.2%
  Non-deductible merger costs..............       --       4.5%       --
  Research and experimentation credit......     (0.7%)    (1.1%)    (3.9%)
  Tax exempt interest......................     (1.0%)    (2.4%)    (7.0%)
  Foreign sales corporation benefit........       --      (0.8%)      --
  Other, net...............................       --       1.9%      4.9%
                                            --------- --------- ---------
    Total income taxes.....................     38.0%     41.5%     99.6%
                                            ========= ========= =========

      Deferred tax assets and liabilities on a pro forma basis do not differ materially from the historical information presented above.

(7) Related Party Transactions

      Certain members of the Company's Board of Directors serve as officers for customers of the Company. In 1999, aggregate license revenues associated with shipments to these customers were $1,382,000 and accounts receivable from these customers was $2,460,000. In 1998, aggregate revenues associated with shipments to these customers were $1,763,000 and accounts receivable from these customers was $1,335,000.

(8) Segment and Geographic Information

      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of proprietary software applications. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

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

      While a majority of the Company's revenues are derived from the United States, the Company's export sales have been growing. Export sales for the years ended December 31, 1999, 1998 and 1997 were $157,300,000, $88,200,000 and $41,800,000, respectively. This represented 31%, 30% and 27% of total license revenues, respectively. The Company's export sales are principally in Europe and Asia/Pacific.

      The following geographic information is presented for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                             North               Asia
                    Year    America   Europe    Pacific    Other    Totals
                   ------- --------- --------- --------- --------- ---------
   Revenues:
                     1999  $597,034  $158,948   $11,331   $23,607  $790,920
                     1998   293,872    75,364    24,424    16,226   409,886
                     1997   171,491    35,052    10,115     5,413   222,071

   Gross margin:
                     1999  $428,768  $148,109   $28,077    $5,048  $610,002
                     1998   241,529    62,699    20,824    13,847   338,899
                     1997   141,976    30,535     9,161     4,360   186,032

      No single customer has accounted for 10% or more of total revenues in 1999, 1998 or 1997.

(9) Acquisitions

OnTarget, Inc.

      In January and February 1999, OnTarget acquired Target Marketing Systems Worldwide Limited, Target Marketing Systems S.A., and The Sales Consultancy Inc. in exchange for convertible notes and OnTarget stock. OnTarget recorded goodwill of $9,745,000 in connection with these acquisitions. The goodwill is being amortized over a five-year period using the straight-line method. Pro forma information giving effect to these mergers has not been presented since it would not differ materially from the historical results of the Company.

      On December 1, 1999, the Company acquired OnTarget, Inc. OnTarget develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. Primary customers include corporate clients and business owners who wish to provide for the development and training of their sales and marketing personnel.

      Under the terms of the agreement, each outstanding share of OnTarget common stock was exchanged for 0.3077516 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 3,700,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnTarget were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price.

      The acquisition of OnTarget has been accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cashflows of OnTarget have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

      As a result of OnTarget's conversion from a Subchapter S Corporation to a Subchapter C subsidiary of the Company on December 1, 1999, all of OnTarget's retained earnings at that date were reclassified to additional paid-in-capital. In addition, the Company recorded an income tax benefit in the amount of OnTarget's net deferred tax assets at that date.

Scopus Technology, Inc.

      On May 18, 1998, the Company completed the acquisition of Scopus of Emeryville, California, a leading provider of customer service, field service, and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 30,200,000 additional shares of the Company's common stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's common stock at the same exchange ratio, with a corresponding adjustment to the exercise price. In connection with the merger, the Company incurred direct merger-related expenses of approximately $13,500,000, including fees for investment bankers, attorneys, accountants and other professional fees of $9,100,000, integration charges related to duplicate facilities and equipment of $3,100,000 and other miscellaneous expenses of $1,300,000.

      The transaction has been accounted for as a pooling of interests. Accordingly, the financial statements of Siebel have been restated to include the financial position and results of operations of Scopus for all periods presented. Prior to the merger with Siebel, Scopus ended its fiscal year on March 31. The restated financial statements as of December 31, 1997 and for prior periods include Siebel's results of operations for the calendar periods noted and Scopus' results of operations for the fiscal periods ending three months later. Beginning January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus for the calendar periods noted. As a result of conforming the reporting periods of Siebel and Scopus, the operating results of Scopus for the three month period ended March 31, 1998 are included in the restated financial statements for both 1997 and 1998. Scopus revenues and net income for the three-month period ended March 31, 1998 were $27,100,000 and $1,500,000, respectively. Net income for this period of approximately $1,500,000 is reflected as a reduction of opening retained earnings in the restated 1998 consolidated financial statements.

      The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands).

                                         Nine
                                        Months         Year         Year
                                         Ended        Ended        Ended
                                     September 30, December 31, December 31,
                                         1999          1998         1997
                                     ------------- ------------ ------------
                                      (unaudited)
 Total revenues:
   Siebel..........................      $493,783     $364,467     $118,775
   Scopus..........................          --         27,072       88,853
   On Target.......................        29,152       18,347       14,443
                                     ------------- ------------ ------------
                                         $522,935     $409,886     $222,071
                                     ============= ============ ============

 Net income (loss):
   Siebel..........................       $77,195      $41,411      ($2,427)
   Scopus..........................          --          1,464        1,240
   On Target.......................           (80)       1,390        1,830
                                     ------------- ------------ ------------
                                          $77,115      $44,265         $643
                                     ============= ============ ============

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

20*20 Group, Ltd.

      On December 17, 1998, the Company acquired all of the outstanding securities of the privately-held 20*20 Group, Ltd. ("20*20"), a provider of end-user training for the enterprise relationship management software market. The transaction was valued at approximately $6,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of 20*20 have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets, current liabilities and property, plant and equipment. The excess of the purchase price over the fair value of the tangible net assets acquired, $5,500,000, was allocated to goodwill. This amount is being amortized over three years.

      The results of operations of 20*20 prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

InterActive WorkPlace, Inc

      On October 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held InterActive WorkPlace, Inc. ("InterActive"), a developer of intranet- based business intelligence software technology. The transaction was valued at approximately $15,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of InterActive have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the terms of the agreement, InterActive's security holders received or will receive up to approximately 1,708,000 shares of the Company's common stock in exchange for all outstanding shares in InterActive. Additionally, InterActive optionees received options to purchase an aggregate of approximately 128,000 shares of the Company's common stock in exchange for their options to purchase InterActive common stock. The excess of the purchase price over the fair value of the net assets acquired was allocated to purchased in-process research and development and intangible assets of $14,017,000 and $104,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of 1997. The amounts allocated to intangible assets are being amortized over three years.

      Purchased in-process research and development is related to the completion of InterActive's data integration, filtering and formatting technology and its integration into the Company's products. At the time of acquisition, a prototype of InterActive's product existed and was in limited trials, however, the prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. InterActive's technology was completed, at a cost of approximately $400,000, and incorporated as a separate component of the Siebel 98 product suite which was released in June 1998. The Company estimated that the technology was approximately 75% complete as of the acquisition date. At that date, the only identifiable asset acquired was the technology under development. Accordingly, essentially all of the excess purchase price over net assets acquired, except for amounts assigned to net current assets, fixed assets and workforce-in-place, was assigned to in-process research and development.

      The results of operations of InterActive prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial information has not been presented.

Nomadic Systems, Inc

      On November 1, 1997, the Company issued shares of common stock in exchange for all outstanding securities of privately-held Nomadic Systems, Inc. ("Nomadic"), a provider of innovative business solutions to pharmaceutical sales forces. The transaction was valued at approximately $11,000,000 and was accounted for by the purchase method of accounting. Accordingly, the operating results of Nomadic have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Under the terms of the agreement, Nomadic's securityholders received approximately 1,200,000 shares of the Company's common stock in exchange for all outstanding shares of Nomadic. The purchase price was allocated to net current assets, fixed assets, purchased in-process research and development and intangible assets of $557,000, $186,000, $8,723,000 and $1,553,000, respectively. The purchased in-process research and development was charged to operations in the fourth quarter of 1997. The amounts allocated to intangible assets are being amortized over three years.

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

(10) Subsequent Events

      On January 6, 2000, the Company acquired all of the outstanding securitites of Paragren Technologies, Inc. ("Paragren") , a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was a previously wholly owned subsidiary of APAC Customer Services, Inc. The transaction was valued at approximately $18,000,000 and was accounted for by the purchase method of accounting. The purchase price was allocated to tangible net assets, including current assets, current liabilities and property, plant and equipment. The excess of the purchase price over the fair value of the tangible net assets acquired, $17,500,000, was allocated to intangible assets and will be amortized over five years.

(11) Selected Quarterly Financial Data (unaudited)

      The following table presents selected quarterly information for 1999 and 1998 (in thousands, except share data):

                                          First    Second     Third    Fourth
                                         quarter   quarter   quarter   quarter
                                        --------- --------- --------- ---------
  1999:
  Net revenues......................... $141,708  $174,882  $206,345  $267,985
  Gross margin.........................  114,573   135,937   155,091   204,401
  Net income...........................   22,000    25,853    29,262    44,977
  Pro forma net income.................   21,756    25,816    29,572    44,583
  Pro forma net income per
    diluted share......................     0.10      0.12      0.13      0.19
  Pro forma net income per
    basic share........................     0.12      0.14      0.16      0.23

  1998:
  Net revenues.........................  $78,597   $93,868  $109,322  $128,099
  Gross margin.........................   65,978    75,422    90,449   107,050
  Net income (loss)....................   10,057      (511)   14,859    19,860
  Pro forma net income (loss)..........    9,881      (729)   14,539    19,769
  Pro forma net income (loss) per
    diluted share......................     0.05     (0.00)     0.07      0.10
  Pro forma net income (loss) per
    basic share........................     0.06     (0.00)     0.08      0.11

Schedule II

Valuation and Qualifying Accounts

                                     Balance   Charged              Balance
                                       at        to                   at
                                    Beginning Costs and             End of
                                     of Year  Expenses  Deductions   Year
                                    --------- --------- ---------- ---------
                                              (in thousands)
Allowance For Doubtful Accounts:
  Year ended December 31, 1999.....  $10,330    $7,478     $5,108   $12,700
  Year ended December 31, 1998.....   $4,288    $6,230       $188   $10,330
  Year ended December 31, 1997.....   $1,940    $4,920     $2,572    $4,288

SIEBEL SYSTEMS, INC.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: March 28, 2000

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

         Signature                         Title                      Date
---------------------------  ----------------------------------  ---------------
/s/ Thomas M. Siebel         Chairman, Chief Executive           March 28, 2000
__________________________    Officer and Director
Thomas M. Siebel              (Principal Executive Officer)

/s/ Howard H. Graham         Senior Vice President Finance       March 28, 2000
__________________________    and Administration and Chief
Howard H. Graham              Financial Officer (Principal
                              Financial and Accounting
                              Officer)

/s/ James C. Gaither         Director                            March 28, 2000
__________________________
James C. Gaither

/s/ Eric E. Schmidt, Ph.D.   Director                            March 28, 2000
__________________________
Eric E. Schmidt, Ph.D.

/s/ Charles R. Schwab        Director                            March 28, 2000
__________________________
Charles R. Schwab

/s/ George T. Shaheen        Director                            March 28, 2000
__________________________
George T. Shaheen

/s/ A. Michael Spence, Ph.D. Director                            March 28, 2000
__________________________
A. Michael Spence, Ph.D.