Form 10-Q
period 2000-03-31
SIEBEL SYSTEMS INC
filed 2000-05-12
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of May 2, 2000, was 199,605,529.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2000
Table of Contents

Part I. Financial Information

Item 1. Financial Statements

a) Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

b) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2000 and 1999

c) Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

d) Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                         March 31,    December 31,
                                                            2000          1999
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents.........................     $568,347      $465,810
   Short-term investments............................      228,815       197,565
   Marketable equity securities......................       76,628       141,939
   Accounts receivable, net..........................      296,621       293,010
   Deferred income taxes.............................       75,773           --
   Prepaids and other................................       38,719        30,711
                                                       ------------  ------------
     Total current assets............................    1,284,903     1,129,035

Property and equipment, net..........................       78,987        56,875
Other assets.........................................       64,643        41,052
                                                       ------------  ------------
     Total assets....................................   $1,428,533    $1,226,962
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable..................................       $4,853       $11,845
   Accrued expenses..................................      166,632       125,085
   Deferred revenue..................................      148,644        86,170
   Deferred income taxes.............................          --         27,832
                                                       ------------  ------------
     Total current liabilities.......................      320,129       250,932

Convertible subordinated debentures....................    300,000       300,000
Deferred income taxes................................        1,439         1,439
                                                       ------------  ------------
     Total liabilities...............................      621,568       552,371
                                                       ------------  ------------
Stockholders' equity:
  Common stock, $0.001 par value; 800,000
   shares authorized; 198,801 and 194,597 shares
   issued and outstanding, respectively..............          199           195
  Additional paid-in capital.........................      542,052       415,408
  Notes receivable from stockholders.................         (406)         (406)
  Deferred compensation..............................       (1,366)       (1,203)
  Accumulated other comprehensive income.............       43,244        83,612
  Retained earnings..................................      223,242       176,985
                                                       ------------  ------------
     Total stockholders' equity......................      806,965       674,591
                                                       ------------  ------------
     Total liabilities and stockholders' equity......   $1,428,533    $1,226,962
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                              Three Months Ended
                                                    March 31,
                                             --------------------
                                                2000      1999
                                             --------- ----------
Revenues:
  Software.................................. $190,912    $93,432
  Professional services, maintenance
   and other................................  118,527     48,039
                                             --------- ----------
      Total revenues........................  309,439    141,471
                                             --------- ----------
Cost of revenues:
  Software..................................    5,255      1,331
  Professional services, maintenance
   and other................................   69,521     25,804
                                             --------- ----------
      Total cost of revenues................   74,776     27,135
                                             --------- ----------
      Gross margin..........................  234,663    114,336
                                             --------- ----------
Operating expenses:
  Product development.......................   22,468     17,032
  Sales and marketing.......................  126,676     54,793
  General and administrative................   23,794     10,308
                                             --------- ----------
      Total operating expenses..............  172,938     82,133
                                             --------- ----------
      Operating income......................   61,725     32,203
Other income, net...........................   12,888      2,330
                                             --------- ----------
      Income before income taxes............   74,613     34,533
Income taxes................................   28,356     12,533
                                             --------- ----------
      Net income ...........................  $46,257    $22,000
                                             ========= ==========

Diluted net income per share................    $0.19      $0.10
                                             ========= ==========

Basic net income per share..................    $0.23      $0.12
                                             ========= ==========

Shares used in diluted net income
 per share computation......................  242,484    216,276
                                             ========= ==========

Shares used in basic net income
 per share computation......................  197,066    183,660
                                             ========= ==========

Comprehensive income:
      Net income ...........................  $46,257    $22,000
      Other comprehensive loss,
       net of tax:
          Foreign currency translation
           adjustments......................     (733)        40
          Decrease in unrealized gains on
           securities........................ (39,635)      (117)
                                             --------- ----------
Other comprehensive loss....................  (40,368)       (77)
                                             --------- ----------
      Total comprehensive income ...........   $5,889    $21,923
                                             ========= ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
   Net income............................................   $46,257     $22,000
   Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Compensation related to stock options..............       368          43
      Depreciation and amortization......................     8,076       4,785
      Exchange of software for cost-method investment.....   (2,429)         --
      Loss from equity method investee....................    2,531          --
      Deferred income taxes..............................   (79,394)        (68)
      Tax benefit from exercise of stock options.........    97,854       7,873
      Gain on sale of marketable equity securities.......   (38,919)         --
      Charitable contribution of marketable equity
         securities......................................    28,700          --
      Provision for doubtful accounts and returns, net...     3,382       1,331
      Changes in operating assets and liabilities:
         Accounts receivable.............................    (6,142)    (26,971)
         Prepaids and other..............................    (7,946)       (325)
         Accounts payable and accrued expenses...........    33,499     (15,487)
         Deferred revenue................................    62,088       1,186
                                                          ----------  ----------

           Net cash provided by (used by) operating
           activities.....................................  147,925      (5,633)
                                                          ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity
     securities, net.....................................    10,219          --
   Purchases of property and equipment...................   (26,642)     (8,019)
   Purchases, sales and maturities of
     short-term investments, net.........................   (29,922)      6,132
   Cash acquired in acquisitions.........................        --         772
   Purchase of Paragren Technologies, Inc................   (18,000)         --
   Other non-marketable investments......................    (3,449)         --
   Advance to affiliates, net............................    (5,260)         66
                                                          ----------  ----------

           Net cash provided by (used by) investing
           activities.....................................  (73,054)     (1,049)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock................    28,264      11,220
   Borrowings on line of credit..........................        --       1,373
   Repayments of line of credit..........................        --        (400)
                                                          ----------  ----------

           Net cash provided by financing activities.....    28,264      12,193
                                                          ----------  ----------
Effect of exchange rate changes in cash..................      (598)         --
                                                          ----------  ----------
Change in cash and cash equivalents......................   102,537       5,511

Cash and cash equivalents, beginning of period...........   465,810      80,741
                                                          ----------  ----------
Cash and cash equivalents, end of period.................  $568,347     $86,252
                                                          ==========  ==========
Supplemental disclosures of cash flows information:

 Cash paid for interest..................................    $7,980     $    --
                                                          ==========  ==========
 Cash paid for income taxes..............................    $4,738     $10,066
                                                          ==========  ==========
Supplemental disclosures of non cash financing
 activities:
 Convertible notes issued for acquisitions...............    $   --      $4,358
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

On January 1, 2000, the Company adopted the provisions of Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Management believes the adoption of SOP 98-9 does not have a material effect on the Company's consolidated financial position and results of operations.

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

The Company's customer base includes a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for company operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length.

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

Intangible Assets

Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are generally being amortized over three to five years using the straight-line method. Gross intangible assets were $35,473,000 and $14,135,000 at March 31, 2000 and December 31, 1999, respectively, and the related accumulated amortization was $5,650,000 and $3,656,000 at March 31, 2000 and December 31, 1999, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $7,844,000 and $7,570,000 for the three months ended March 31, 2000 and 1999, respectively.

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

The pro forma provision for income taxes would not have been materially different from the income tax provision as presented if OnTarget, Inc. (an S corporation for income-tax reporting purposes) had been a C corporation for all periods presented.

Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive net income per share also gives effect, when dilutive, to the conversion of the convertible notes and subordinated debentures using the if-converted method.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of total revenues; and the Company's largest customer base, high technology, which accounted for approximately 25% of revenues during the quarter ended March 31, 2000, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The unrealized loss of the Company's derivative financial instruments at March 31, 2000 was approximately $504,000.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign- currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000, as amended by SFAS No. 137. Management does not believe the adoption of this pronouncement will have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

2. Acquisitions

Paragren Technologies, Inc.

On January 6, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The transaction was valued at approximately $18,000,000 and was accounted for by the purchase method of accounting. The purchase price was allocated to tangible net assets, including current assets ($940,000), current liabilities ($1,440,000) and property, plant and equipment ($1,000,000). An independent appraiser was engaged to perform a valuation on Paragren and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,500,000 was allocated to intangible assets and will be amortized over three years. Pro forma information giving effect to this acquisition has not been presented since it would not differ materially from the historical results of the Company.

OnTarget, Inc.

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

The acquisition of OnTarget has been accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cash flows of OnTarget have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                    Three months
                                       ended
                                     March 31,
                                        1999
                                    ------------
   Total revenues:
       Siebel.....................     $134,050
       OnTarget...................        7,421
                                    ------------
                                       $141,471
                                    ============

   Net income:
       Siebel.....................      $21,340
       OnTarget...................          660
                                    ------------
                                        $22,000
                                    ============

As a result of OnTarget's conversion from a Subchapter S Corporation to a Subchapter C subsidiary of the Company on December 1, 1999, all of OnTarget's retained earnings at that date were reclassified to additional paid-in-capital. In addition, the Company recorded an income tax benefit in the amount of OnTarget's net deferred tax assets at that date.

3. Net Income Per Share

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented (in thousands):

                                          Three Months Ended
              (unaudited)                       March 31,
                                         --------------------
                                            2000      1999
                                         --------- ----------
Shares used in basic net income
  per share computation.................  197,066    183,660
Effect of dilutive potential
  common shares.........................   45,418     32,616
                                         --------- ----------
Shares used in diluted net income
  per share computation.................  242,484    216,276
                                         ========= ==========

The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti-dilutive. For the three months ended March 31, 2000, the Company did not exclude any employee stock options from the earnings per share computation as the average fair value of the Company's common stock during such period exceeded their exercise prices. For the three months ended March 31, 2000, the Company excluded 6,432,000 shares relating to the convertible subordinated debentures from the earnings per share computation as the effect would be antdilutive. For the three months ended March 31, 1999, the Company excluded 32,760 employee stock options with a weighted average exercise price of $25.75 per share from the earnings per share computation as their exercise prices exceeded the fair value of the Company's common stock and, accordingly, their inclusion would have been anti-dilutive.

4. Segment and Geographic Information

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific eBusiness software applications. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software.

5. Commitments and Contingencies

Letters of credit

In August 1996, the Company entered into a $1,325,000 secured letter of credit with a bank. This letter of credit, which expires July 2006 collateralizes the Company's obligations to a third party for lease payments was cancelled on April 10, 2000.

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

The letters of credit are secured by cash, cash equivalents and short-term investments.

6. Convertible Subordinated Debentures

The Company's convertible subordinated debentures are seven-year term notes, bear interest at a rate of 5.50% and are convertible into approximately 6,432,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $46.64 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be at $300,000,000. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

The fair value of the Company's convertible subordinated debentures was $797,250,000 at March 31, 2000, based on quoted market price.

7. Subsequent Event

OpenSite Technologies, Inc.

On April 18, 2000, the Company announced an agreement to acquire OpenSite Technologies, Inc. ("OpenSite"), a market leader in Web-based dynamic commerce solutions. Under the terms of the agreement, each outstanding share of OpenSite common stock will be exchanged for approximately 0.13 newly issued shares of common stock of the Company. All outstanding stock options of OpenSite will be exchanged for the Company's stock options at the same exchange ratio. This will result in the issuance of approximately 3,900,000 additional shares of the Company, representing a current market value of $480,921,000 based on the closing price of the Company's stock on May 1, 2000.

The transaction will be accounted for as a pooling of interests. The acquisition is subject to the approval of OpenSite's shareholders and appropriate government agencies, as well as the satisfaction of certain customary closing conditions. The transaction is expected to close in the second calendar quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Siebel Systems, Inc. ("Siebel" or "the Company") is the market leader in eBusiness application software. Siebel eBusiness Applications enable organizations to sell to, market to, and service their customers across multiple channels, including the Web, call centers, field, resellers, retail, and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers continue to be leaders in their markets.

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

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Revenues

Software. License revenues increased to $190,912,000 for the three months ended March 31, 2000 from $93,432,000 for the three months ended March 31, 1999. License revenues as a percentage of total revenue were 62% and 66% in the first quarter of 2000 and 1999, respectively. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to grow in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance and other services revenues continue to grow as a result of increases in the installed base of customers purchasing such services.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $118,527,000 for the three months ended March 31, 2000 from $48,039,000 for the three months ended March 31, 1999 and increased as a percentage of total revenues to 38% in the first quarter 2000 from 34% in the first quarter 1999. The increase in the absolute dollar amount was due to growth in the Company's sales and marketing training business, consulting business and growth in the installed base of customers on maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For the three months ended March 31, 2000, sales to the Company's ten largest customers accounted for 36% of total license revenues. For 1999, 1998 and 1997, sales to the Company's ten largest customers accounted for 10%, 19% and 24% of total license revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Japan, Latin America, South Africa and Asia. International revenues accounted for 36% and 30% of license revenues for the three months ended March 31, 2000 and 1999, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

On January 6, 2000, the Company acquired Paragren Technologies, Inc. ("Paragren") in a purchase transaction valued at approximately $18,000,000 (see note 2). Concurrently, the Company licensed software to APAC Customer Services, Inc. ("APAC"), the former parent of Paragren. The Company recognized $540,000 of license revenue from the APAC transaction in the quarter ended March 31, 2000.

During the first quarter of 2000, the Company established a program whereby qualified startup companies can obtain Siebel eBusiness software in exchange for equity securities of the startup companies. The Company recognized $2,429,000 of license revenue during the quarter related to this program.

Cost of Revenues

Software. Cost of software license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues increased to $5,255,000 for the three months ended March 31, 2000 from $1,331,000 for the three months ended March 31, 1999 and as a percentage of total revenues was 2% and 1% for the three months ended March 31, 2000 and 1999, respectively. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing customer support. Cost of professional services, maintenance and other revenues increased to $69,521,000 for the three months ended March 31, 2000 from $25,804,000 for the three months ended March 31, 1999 and increased as a percentage of total revenues to 22% in the first quarter 2000 from 18% in the first quarter 1999. The increase in the absolute dollar amount reflects the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands both its customer support organization to support a growing installed base and its consulting organization to meet anticipated customer demands in connection with product implementation and the training organization to support the growing needs of its customers. These costs are expected to remain the same or increase as a percentage of total revenues.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $22,468,000 for the three months ended March 31, 2000 from $17,032,000 for the three months ended March 31, 1999 and as a percentage of total revenues were 7% and 12% for the three months ended March 31, 2000 and 1999, respectively. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first three months of 2000. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $126,676,000 for the three months ended March 31, 2000 from $54,793,000 for the three months ended March 31, 1999 and increased as a percentage of total revenues to 41% in the first quarter 2000 from 39% in the first quarter 1999. The increase in the dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first three months of 2000.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $23,794,000 for the three months ended March 31, 2000 from $10,308,000 for the three months ended March 31, 1999 and as a percentage of total revenues were 8% and 7% for the three months ended March 31, 2000 and 1999, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the first three months of 2000.

Operating Income and Operating Margin

Operating income increased to $61,725,000 for the three months ended March 31, 2000 from $32,203,000 for the three months ended March 31, 1999 and operating margin decreased to 20% in the first quarter 2000 from 23% in the first quarter 1999. This decrease in the operating margin was mainly due to personnel and hiring costs associated with increased hiring, primarily in the professional services, sales, and product development organizations in the first quarter of 2000.

Other Income, Net

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments for the three months ended March 31, 1999. For the three months ended March 31, 2000, other income, net also included interest expense on the convertible subordinated debentures, losses of an equity method investee, charitable contribution of marketable equity securities, and gain on sale of marketable equity securities.

For the three months ended March 31, 2000, Other income, net was comprised of the following:

    Interest income................................ $  9,973,000
    Interest expense...............................   (4,439,000)
    Losses of an equity method investee............   (2,531,000)
    Contribution of marketable equity securities...  (28,700,000)
    Gain on sale of marketable equity securities...   38,919,000
    Other, net.....................................     (334,000)
                                                    -------------
                                                    $ 12,888,000
                                                    =============

Provision for Income Taxes

Income taxes are comprised primarily of federal and state taxes. The pro forma provision of income tax would not have been materially different from the income tax provision as presented if OnTarget (an S corporation for income tax reporting purposes) had been a C corporation for all periods presented. The provision for income taxes was $28,356,000 and $12,533,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. The provision for income taxes as a percentage of pretax income was 38% and 36%, respectively. The Company expects its effective tax rate for the remainder of 2000 to be approximately 38%, excluding the effect of non-deductible costs such as merger-related expenses.

Net Income

The Company had net income of $46,257,000 for the three months ended March 31, 2000 compared to $22,000,000 for the three months ended March 31, 1999. Diluted net income per share was $0.19 in the first quarter of 2000 and $0.10 in the comparable period in 1999. Net income as a percentage of total revenues was 15% and 16% for the three months ended March 31, 2000 and March 31, 1999, respectively

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments increased to $797,162,000 as of March 31, 2000 from $663,375,000 as of December 31, 1999, representing approximately 56% and 54% of total assets, respectively. This increase was primarily attributable to net income, increases in accrued expenses and deferred revenue, issuance of common stock under the Company's stock option plans, and the initial public offering and subsequent increase in market value of an equity investment, partially offset by decreases in accounts payable and deferred income taxes and increase in purchases of property and equipment. The Company's days sales outstanding in accounts receivable was 86 as of March 31, 2000, compared with 98 as of December 31, 1999.

As of May 1, 2000, the fair market value of the Company's marketable equity securities was $43,481,000.

For the three months ended March 31, 2000, cash provided by operating activities of $147,925,000 was primarily due to net income, the tax benefit from exercise of stock options and increase in deferred revenue, partially offset by deferred income taxes, and gain on sale of marketable equity securities. For the three months ended March 31, 1999, cash used by operating activities of $5,633,000 was primarily due to net income, offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Cash used in investing activities of $73,054,000 was primarily due to the purchases of Paragren Technologies, Inc., property and equipment and net purchase of short-term investments for the three months ended March 31, 2000. For the three months ended March 31, 1999, cash used in investing activities of $1,049,000 was primarily due to purchases of property and equipment, partially offset by sales and maturities of short-term investments.

For the three months ended March 31, 2000 and 1999, cash provided by financing activities from the issuance of common stock pursuant to the exercise of stock options was $28,264,000 and $11,220,000, respectively.

The Company recently entered into a lease agreement for a new headquarters facility in San Mateo, California. The Company expects significant capital expenditures in connection with tenant improvements and furniture and fixtures for this facility. These expenditures are expected to be incurred through the end of 2000. In addition, the Company expects to continue to incur capital expenditures associated with tenant improvements, furniture and fixtures for newly leased offices.

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

In particular, we have established a non-exclusive strategic relationship with Andersen Consulting, one of our largest stockholders. We have also entered into significant relationships with other third-party systems integrators such as IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues has historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, among others. Failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For the three months ended March 31, 2000 and year ended December 31, 1999, license revenues from our ten largest customers accounted for 36% and 10% respectively, of total license revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Our products target the eBusiness systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop eBusiness systems in- house, either alone or with the help of systems integrators. We may not be able to compete successfully against such internal development efforts.

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

A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies (products) such as Allegis (Allegis Sales Partner), Annuncio (Annuncio Live), Ariba (Ariba ORMS Application, Ariba Internet Business Exchange Service, Ariba Market Suite), Baan Co. (BaanFrontOffice, Baan E-Enterprise), Blue Martini (Blue Martini Customer Interaction), Brightware (Web Assistance, Email Assistance), BroadVision (One-to-One Enterprise, One-to-One), Broadbase Info. (CRMPerform), Calico Commerce (Calico eSales Configurator, Calico eSales Engine), Callidus Software, Inc. (TrueComp), CAS GmbH (Mapware, Groupware, Referenzen), Chordiant Software (Enterprise Business Center, Chordiant CCS), Clarify (ClearCallCenter, Clear Quality, Clear Telebusiness), Dendrite International (Dendrite Series 6, AIMS, Strategic Selling Guide), Epicor (Epicor eFrontOffice, Epicor eCommerce Suite, Epicor eIntelligence), E.piphany (E.4 System), FirePond (FirePond Application Suite), Firstwave Technologies (Firstwave eRM, eMarketing, eSales, eSupport), GoldMine Software (GoldMine), I2 Technologies (RYTHM), Kana Communications (Kana Connect, Kana Notify, Kana Realtime, Kana Response, Kana Classify, Kana Assist, Kana Forms), MarketFirst (MarketFirst 2.0), MarketSoft (eLeads), Niku (iNiku), Octane Software (Octane 2000), ONYX Software (Customer Center), Oracle (Oracle iMarketing, Oracle iStore, OracleiPayment, Oracle Telephony Manager, Oracle Customer Care. Oracle OpenTel), Pegasystems, Inc. (Pegasystems), Pivotal Software, Inc. (eRelationship 2000), Prime Resposne (Prime@Vantage.com), Quintus Corp. (eContact), Relavis Corp. (Remedy@work), RTS, SalesLogix (CommerceLogix, SupportLogix, ACT!), SAP AG (mySAP.com™), Saratoga Systems, ServiceSoft (Web Advisor®, eCenter™, Knowledge Builder®, LiveContact™, E-mailContact™), Silknet Software Inc. (Silknet)(To be acquired by Kana Communications, Inc.), Trilogy (MultiChannel Commerce 2.0), Update Marketing (Marketing Manager®), Vantive Corp. (Vantive)(Acquired by PeopleSoft), Vignette (StoryServer, Syndication Server, Multi-Channel Server, Tools, Professional Services) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 2000. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The following summarizes the Company's foreign currency forward contracts, all of which mature in 2000, by currency, as of March 31, 2000. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                    Fair
                                         Contract      Contract   Value at
                                          Amount        Amount    March 31,
                                     (Local Currency)    (US$)    2000 (US$)
                                     ----------------  ---------  ---------
German marks (contracts to pay
  DM/receive US$).................          DM  6,600  US$ 3,290   US$  81

 British pounds (contracts to pay
 (Pounds)/receive US$)............    (Pounds)  4,511  US$ 7,236   US$  67

Japanese yen (contracts to pay
 (Yen)/receive US$)...............    (Yen) 2,101,000  US$19,355   US$(576)

Euro (contracts to pay
  EUR/receive US$)................        EUR   6,179  US$ 5,726   US$ 150

Bristish pounds (contracts to pay
 (Pounds)/receive EUR)............    (Pounds)  5,126  US$ 8,460   US$(226)

The following summarizes the Company's short-term investments and the weighted average yields, as of March 31, 2000 (in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           2000     2001     2002     2003     2004    after
                         -------- -------- -------- -------- -------- --------
US treasury securities..      --   $9,386   $7,902   $8,284   $6,272       --
Wtd. Avg. Yld...........             6.79%    6.80%    6.45%    6.66%

Municipal securities.... $41,766  $35,755  $36,217   $5,260       --       --
Wtd. Avg. Yld...........    4.32%    3.82%    4.60%    4.95%

Corporate bonds.........    $994  $35,299  $31,511   $3,486   $5,387   $1,296
Wtd. Avg. Yld...........    6.17%    6.94%    7.06%    7.37%    7.17%    7.45%

On March 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $228,815,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2000, the fair value of the portfolio would decline by approximately $3,486,000.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. This investment is in a publicly-trade company in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $7,663,000 decrease in the fair value of the Company's marketable equity securities as of March 31, 2000.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of March 31, 2000 was $797,250,000.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

Item 2. Changes in Securities and Use of Proceeds.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated March 1, 1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc.(4)
2.2	Agreement and Plan of Merger and Reorganization dated November 17, 1999, among the Registrant, SE Acquisition Corp. and OnTarget, Inc. (8)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(3)
3.2	Certificate of Amendment of the Amended and Restated Certificiate of Incorporation of the Registrant (9)
3.3	Bylaws of the Registrant.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.(1)
10.1	Registrant's 1996 Equity Incentive Plan, as amended.(3)
10.2	Registrant's Employee Stock Purchase Plan, as amended.(3)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997.(5)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.(1)(2)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates.(1)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates.(9)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
23.1	Consent of KPMG LLP, Independent Auditors.(9)
27.1	Financial Data Schedule.(10)

________

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

(6) Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(7) Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on January 7, 2000.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Filed herewith.

(b) Reports on Form 8-K.

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

Dated: May 12, 2000

By:	/s/ Howard H. Graham

Howard H. Graham
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)