Form 10-Q
period 2000-06-30
SIEBEL SYSTEMS INC
filed 2000-08-14
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of August 1, 2000, was 208,309,145.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2000
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                         June 30,     December 31,
                                                            2000          1999
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents.........................     $701,457      $476,409
   Short-term investments............................      249,866       197,565
   Marketable equity securities......................       47,075       141,939
   Accounts receivable, net..........................      317,922       295,396
   Deferred income taxes.............................       70,222           --
   Prepaids and other................................       58,495        31,050
                                                       ------------  ------------
     Total current assets............................    1,445,037     1,142,359

Property and equipment, net..........................      104,578        57,939
Other assets.........................................       71,318        41,612
                                                       ------------  ------------
     Total assets....................................   $1,620,933    $1,241,910
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable..................................      $23,216       $12,049
   Accrued expenses..................................      245,025       128,119
   Deferred revenue..................................      159,021        87,933
   Deferred income taxes.............................          --         22,240
                                                       ------------  ------------
     Total current liabilities.......................      427,262       250,341

Convertible subordinated debentures..................      300,000       300,000
Deferred income taxes................................        1,429         1,439
                                                       ------------  ------------
     Total liabilities...............................      728,691       551,780
                                                       ------------  ------------

Mandatorily redeemable convertible preferred stock...          --         80,459

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 800,000
   shares authorized; 205,824 and 195,582 shares
   issued and outstanding, respectively..............          206           196
  Additional paid-in capital.........................      765,701       413,156
  Notes receivable from stockholders.................         (406)         (484)
  Deferred compensation..............................       (1,335)       (1,297)
  Accumulated other comprehensive income.............       25,450        83,611
  Retained earnings..................................      102,626       114,489
                                                       ------------  ------------
     Total stockholders' equity......................      892,242       609,671
                                                       ------------  ------------
     Total liabilities and stockholders' equity......   $1,620,933    $1,241,910
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                             -------------------- ---------------------
                                                2000      1999       2000        1999
                                             --------- ---------- ----------- ---------
Revenues:
  Software.................................. $242,404   $111,318    $435,387  $205,671
  Professional services, maintenance
   and other................................  144,996     65,338     264,518   113,506
                                             --------- ---------- ----------- ---------
      Total revenues........................  387,400    176,656     699,905   319,177
                                             --------- ---------- ----------- ---------
Cost of revenues:
  Software..................................    3,743      2,344       9,076     3,683
  Professional services, maintenance
   and other................................   95,267     36,949     165,824    62,911
                                             --------- ---------- ----------- ---------
      Total cost of revenues................   99,010     39,293     174,900    66,594
                                             --------- ---------- ----------- ---------
      Gross margin..........................  288,390    137,363     525,005   252,583
                                             --------- ---------- ----------- ---------
Operating expenses:
  Product development.......................   30,564     18,463      53,979    36,029
  Sales and marketing.......................  153,354     67,247     287,443   123,092
  General and administrative................   32,275     15,369      57,386    26,487
  Merger-related expenses...................   10,002       --        10,002       --
                                             --------- ---------- ----------- ---------
      Total operating expenses..............  226,195    101,079     408,810   185,608
                                             --------- ---------- ----------- ---------
      Operating income......................   62,195     36,284     116,195    66,975
Other income, net...........................   16,179      2,011      29,198     4,359
                                             --------- ---------- ----------- ---------
      Income before income taxes............   78,374     38,295     145,393    71,334
Income taxes................................   33,031     14,134      58,501    26,125
                                             --------- ---------- ----------- ---------
      Net income ...........................  $45,343    $24,161     $86,892   $45,209
                                             ========= ========== =========== =========
Accretion on preferred stock................  (21,707)   (32,985)    (98,755)  (41,909)

      Net income (loss) available to
         common stockholders................  $23,636    ($8,824)   ($11,863)   $3,300
                                             ========= ========== =========== =========

Diluted net income (loss) per share.........    $0.10     ($0.05)     ($0.06)    $0.02
                                             ========= ========== =========== =========

Basic net income (loss) per share...........    $0.12     ($0.05)     ($0.06)    $0.02
                                             ========= ========== =========== =========

Shares used in diluted net income (loss)
 per share computation......................  246,920    187,283     200,443   218,664
                                             ========= ========== =========== =========

Shares used in basic net income (loss)
 per share computation......................  202,693    187,283     200,443   186,075
                                             ========= ========== =========== =========

Comprehensive income:
      Net income ...........................  $45,343    $24,161     $86,892   $45,209
Other comprehensive income (loss), net
  of tax:
      Foreign currency translation
          adjustments.......................      998        221         247       261
      Increase (decrease) in unrealized
          gains on securities................ (18,773)    35,481     (58,408)   35,364
                                             --------- ---------- ----------- ---------
Other comprehensive income (loss)...........  (17,775)    35,702     (58,161)   35,625
                                             --------- ---------- ----------- ---------
      Total comprehensive income............  $27,568    $59,863     $28,731   $80,834
                                             ========= ========== =========== =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
   Net income............................................   $86,892     $45,209
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options..............       493         365
      Depreciation and amortization......................    18,173      10,897
      Exchange of software for cost-method investments...    (4,196)       --
      Loss from equity method investee...................     5,408        --
      Deferred income taxes..............................   (56,599)     (1,600)
      Write-down of assets acquired in the OpenSite
         Merger..........................................       622        --
      Tax benefit from exercise of stock options.........    97,854      18,200
      Loss on disposal of property and equipment.........      --           688
      Gain on sale of marketable equity securities.......   (50,112)       --
      Charitable contribution of marketable equity
        securities.......................................    28,700        --
      Provision for doubtful accounts and returns, net...    10,386       3,178
      Changes in operating assets and liabilities:
         Accounts receivable.............................   (31,520)    (55,909)
         Prepaids and other..............................   (27,139)     (3,217)
         Accounts payable and accrued expenses...........   123,458       7,540
         Income tax payable..............................      --        (2,347)
         Deferred revenue................................    69,677       6,830
                                                          ----------  ----------
           Net cash provided by operating activities.....   272,097      29,834
                                                          ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities....    23,876        --
   Purchases of property and equipment...................   (58,011)    (15,878)
   Purchases, sales and maturities of
     short-term investments, net.........................   (52,182)     (6,197)
   Proceeds from disposal of property and equipment......      --        13,203
   Cash acquired in acquisitions.........................      --           772
   Purchase of Paragren Technologies, Inc................   (18,050)       --
   Purchase of MOHR, net of acquired cash................    (7,734)       --
   Other non-operating assets............................     1,429      (3,842)
   Other non-marketable investments......................    (3,473)       --
   Advance to affiliate, net.............................    (7,922)       --
                                                          ----------  ----------
           Net cash used by investing activities.........  (122,067)    (11,942)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock................    74,692      30,856
   Proceeds from issuance of mandatorily
      redeemable preferred stock.........................      --        23,875
   Borrowings on line of credit..........................      --         3,231
   Repayments of line of credit and capital lease
      obligations........................................      --          (670)
   Subchapter S distributions............................      --          (745)
   Repurchase of common stock............................      --        (2,795)
   Repurchase of preferred stock.........................      --        (1,398)
   Repayments of stockholder notes.......................        78        --
                                                          ----------  ----------
           Net cash provided by financing activities.....    74,770      52,354
                                                          ----------  ----------
Effect of exchange rate changes in cash..................       248        --
                                                          ----------  ----------
Change in cash and cash equivalents......................   225,048      70,246
Cash and cash equivalents, beginning of period...........   476,409      83,017
                                                          ----------  ----------
Cash and cash equivalents, end of period.................  $701,457    $153,263
                                                          ==========  ==========
Supplemental disclosures of cash flows information:
 Cash paid for interest..................................    $7,989          --
                                                          ==========  ==========
 Cash paid for income taxes..............................    $9,503     $11,988
                                                          ==========  ==========
Supplemental disclosures of non cash activities:
 Purchase price payable-Mohr.............................    $3,000        --
                                                          ==========  ==========
 Conversion of preferred stock into common stock.........  $179,214        --
                                                          ==========  ==========
 Convertible notes issued for acquisitions...............        --      $4,358
                                                          ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

The Company

Siebel Systems, Inc. ("Siebel" or the "Company") is the market leader in eBusiness application software for organizations focused on increasing sales, marketing and customer service effectiveness in field sales, customer service, telesales, telemarketing, call centers, and third-party resellers. The Company designs, develops, markets, and supports Siebel eBusiness Applications, a leading Web-based application software product family designed to meet the sales, marketing and customer service information system requirements of even the largest multi- national organizations.

In May 2000 and December 1999, the Company acquired OpenSite Technologies, Inc. ("OpenSite") and OnTarget, Inc. ("OnTarget"), respectively, in business combinations accounted for as pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of Siebel and these two companies. See Note 2.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2000.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

On January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2 "Software Revenue Recognition." Revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

On January 1, 2000, the Company adopted the provisions of Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements," which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Management believes the adoption of SOP 98-9 will not have a material effect on the Company's consolidated financial position and results of operations.

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

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include the Company's investment in two publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

Intangible Assets

Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are generally being amortized over three to five years using the straight-line method. Gross intangible assets were $47,201,000 and $17,421,000 at June 30, 2000 and December 31, 1999, respectively, and the related accumulated amortization was $8,432,000 and $4,459,000 at June 30, 2000 and December 31, 1999, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $23,073,000 and $33,259,000 for the three and six months ended June 30,2000 and $4,783,000 and $12,455,000 for the three and six months ended June 30, 1999, respectively.

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

The pro forma provision for income taxes would not have been materially different from the income tax provision as presented if OnTarget (an S corporation for income-tax reporting purposes prior to acquisition in December 1999) had been a C corporation for all periods presented.

Net Income Available Per Common Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive net income per share also gives effect, when dilutive, to the conversion of the convertible notes, subordinated debentures, and mandatorily redeemable convertible preferred stock using the if- converted method.

For both basic and diluted net income available per common share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income available to common stockholders. See Note 7.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of total revenues; and the Company's largest customer base, high technology, which accounted for approximately 26% of total license revenues during the six months ended June 30, 2000, is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The unrealized loss of the Company's derivative financial instruments at June 30, 2000 was approximately $719,000.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In connection with the acquisition of OpenSite, the Company reviewed the carrying value of OpenSite's fixed assets and certain long-term assets and as a result recorded a charge to earnings of $622,000 for assets that the Company plans on abandoning or disposing of at less than their carrying value. This provision has been reflected in merger-related expenses in both the three and six months ended June 30, 2000. The Company does not have any additional long-lived assets it considers to be impaired.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133" and SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, amendment of SFAS No. 133." Management does not believe the adoption of this pronouncement will have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

2. Acquisitions

OpenSite Technologies, Inc.

On May 17, 2000, the Company acquired OpenSite, which develops and markets Internet auction and dynamic pricing technology that enables companies to create branded, interactive, real-time Internet auctions. OpenSite's products and services automates the client's process of of installing, running and maintaining its dynamic commerce applications. Primary customers of OpenSite include a full range of small, medium and large businesses that are focusing on expanding their sales focus to include dynamic commerce.

Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for approximately 0.131478 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 3,700,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The transaction was accounted for as a pooling of interests and, accordingly, the financial position, results of operations and cash flows of OpenSite have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods. During the second quarter of 2000, the Company expensed approximately $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of June 30, 2000, the Company had settled approximately $2,200,000 of these merger-related costs and, accordingly, has reflected the remaining $7,800,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist of approximately $7,500,000 of investment banker and other professional fees and $300,000 of severance-related costs. The Company expects to settle these liabilities by December 31, 2000.

OnTarget, Inc.

On December 1, 1999, the Company acquired OnTarget, which develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. Primary customers include corporate clients and business owners who wish to provide for the development and training of their sales and marketing personnel.

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

The acquisition of OnTarget has been accounted for as a pooling of interests and, accordingly, the financial position, results of operations and cash flows of OnTarget have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                               Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                             --------------------- ---------------------
                                2000       1999       2000       1999
                             ---------- ---------- ---------- ----------
   Total revenues:
       Siebel...............  $386,757   $164,416   $696,196   $298,466
       OnTarget.............         --    10,704       --       18,125
       OpenSite.............       643      1,536      3,709      2,586
                             ---------- ---------- ---------- ----------
                              $387,400   $176,656   $699,905   $319,177
                             ========== ========== ========== ==========

   Net income:
       Siebel...............   $46,944    $25,752    $93,202    $47,092
       OnTarget.............         --       101       --          761
       OpenSite.............    (1,601)    (1,692)    (6,310)    (2,644)
                             ---------- ---------- ---------- ----------
                               $45,343    $24,161    $86,892    $45,209
                             ========== ========== ========== ==========

The results of operations of the Company in the above schedule includes the operations of the acquired companies from the date of acquisition for all periods presented. For both the three and six months ended June 30, 2000, the Company's net income in the above schedule has been reduced by $10,002,000 related to merger-related expenses.

MOHR Development, Inc.

On June 26, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,734,000 and a commitment to pay an additional $3,000,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the operating results of MOHR have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets of $799,000, current liabilities of $4,847,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired, $11,667,000 was allocated to goodwill. This amount is being amortized over three years.

The results of operations of MOHR prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

Paragren Technologies, Inc.

On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. This transaction was accounted for by the purchase method of accounting. The purchase price was allocated to tangible net assets, including current assets of $942,000, current liabilities of $1,442,000 and property and equipment of $976,000. An independent appraiser was engaged to perform a valuation on Paragren and it was determined that there was no purchased in- process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and will be amortized over three years. Pro forma information giving effect to this acquisition has not been presented since it would not differ materially from the historical results of the Company.

3. Net Income Per Share

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented (in thousands):

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                             -------------------- ---------------------
                                                2000      1999       2000        1999
                                             --------- ---------- ----------- ---------
Shares used in basic net income
  per share computation.....................  202,693    187,283     200,443   186,075
Effect of dilutive potential
  common shares.............................   44,227         --         --     32,589
                                             --------- ---------- ----------- ---------
Shares used in diluted net income
  per share computation.....................  246,920    187,283     200,443   218,664
                                             ========= ========== =========== =========

The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                             -------------------- ---------------------
                                                2000      1999       2000        1999
                                             --------- ---------- ----------- ---------
Options excluded due to the exercise
  price exceeding the average fair value
  of the Company's common stock during
  the period................................    3,383      3,862       4,342     4,423

Weighted average options, calculated
  using the treasury stock method, that
  were excluded due to the Company
  reporting a net loss available to
  common stockholders during the period.....      --      32,556      44,836       --

Convertible subordinated debentures.........    6,433       --         6,433       --

Weighted average mandatorily redeemable
  convertible preferred stock...............    1,375      2,658       2,018     1,943
                                             --------- ---------- ----------- ---------
Total common stock equivalents excluded.....   11,191     39,076      57,629     6,366
                                             ========= ========== =========== =========

The shares excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999 had a weighted average exercise price of $146.48, $142.04, $23.83 and $23.63 per share, respectively. Prior to September 1999, the convertible subordinated debentures were not outstanding and, accordingly, were not included in the earnings per share computation for the three and six months ended June 30, 1999.

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

Professional Service Arrangements

In March 1999, the Company, through OpenSite, entered into an agreement with Protégé Software Limited ("Protégé"), whereby Protégé managed OpenSite's European subsidiary, OpenSite Europe Ltd. The initial term of the agreement was for a period of eighteen months beginning April 1, 1999; however, the agreement was terminated by the Company effective June 30, 2000.

Under the original terms of the agreement, Protégé earned a cash bonus (the "Cash Bonus") based on a percentage of sales within Protégé's territory, as defined in the agreement. At the option of Protégé, the Cash Bonus for the period ending March 30, 2000 could be converted into shares of the Company's common stock at a price of approximately $15 per share. During the three months ended March 31, 2000 OpenSite recorded a one- time non-cash expense of approximately $1,800,000 related to OpenSite's commitment to issue shares of common stock to Protégé. In May 2000, Protégé elected to convert its Cash Bonus for the twelve-month period ended March 30, 2000 into shares of OpenSite common stock and subsequently OpenSite issued an aggregate of 17,345 shares of equivalent Siebel common stock as full satisfaction of such election. Neither OpenSite nor the Company is obligated to issue Protégé any shares of its common stock for periods subsequent to March 31, 2000.

6. Convertible Subordinated Debentures

The Company's convertible subordinated debentures are seven-year term notes, bear interest at a rate of 5.50% and are convertible into approximately 6,433,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $46.63 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be at $300,000,000. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

The fair value of the Company's convertible subordinated debentures was $1,081,140,000 at June 30, 2000, based on quoted market price.

7. Mandatorily Redeemable Convertible Preferred Stock

In January 1998, OpenSite sold 548,978 shares of Series A mandatorily redeemable convertible preferred stock in a private placement transaction in exchange for proceeds of $555,171, net of issuance costs of $44,829. In August and September 1998, OpenSite sold 657,392 shares of Series B mandatorily redeemable convertible preferred stock in a private placement transaction in exchange for proceeds of $3,938,060, net of issuance costs of $61,940. In March and April 1999, OpenSite sold 1,577,735 shares of Series C mandatorily redeemable convertible preferred stock in a private placement transaction for proceeds of $23,875,000, net of issuance costs of $125,000. In conjunction with the sale of the Series C mandatorily redeemable convertible preferred stock, OpenSite repurchased 245,011 shares of common stock, 122,505 shares of Series A mandatorily redeemable convertible preferred stock, and 7,412 warrants for an aggregate purchase price of $4,265,635.

As of December 31, 1999, the Series A, Series B, and Series C mandatorily redeemable convertible preferred stock (collectively, the "Preferred Stock") had an aggregate liquidation preference of $600,000, $4,000,000, and $48,000,000, respectively. As of December 31, 1999, there were 426,473 shares of Series A preferred stock outstanding; 657,392 shares of Series B preferred stock outstanding; and 1,577,735 shares of Series C preferred stock outstanding.

In connection with the Company's acquisition of OpenSite, on May 17, 2000 the holders of the Preferred Stock converted their shares on a one-for-one basis into shares of OpenSite's common stock. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of the common stock, including liquidation preferences, dividend rights and redemption rights.

In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded a non-cash charge to stockholders' equity of $21,707,000 and $32,985,000 during the three months ended June 30, 2000 and 1999, respectively, and $98,755,000 and $41,909,000 during the six months ended June 30, 2000 and 1999, respectively, to reflect the Preferred Stock at its fair value. These charges to equity have been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

8. Subsequent Events

OnLink Technologies, Inc.

On August 7, 2000, the Company announced an agreement to acquire OnLink Technologies, Inc. ("OnLink"), a provider of ecommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with customers to find out what they need and automatically match them to product and service configurations. Under the terms of the agreement, each outstanding share of OnLink common stock will be exchanged for approximately .1648 newly issued shares of common stock of the Company. All outstanding stock options of OnLink will also be exchanged for the Company's stock options at the same exchange ratio. This will result in the issuance of approximately 3,700,000 additional shares of the Company, representing a current market value of approximately $609 million based on the closing price of the Company's stock on August 7, 2000.

The transaction is expected to be accounted for as a pooling of interests. The acquisition is subject to the approval of OnLink's shareholders and appropriate government agencies, as well as the satisfaction of certain customary closing conditions. The transaction is expected to close in the third calendar quarter of 2000.

Stock Split

On August 7, 2000, the Company announced a 2-for-1 stock split for shareholders of record on August 18, 2000. The stock split will be affected though a stock dividend that is payable on September 8, 2000. The Company has not reflected the effects of this split in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

In May 2000 and December 1999, the Company acquired OpenSite Technologies, Inc. ("OpenSite") and OnTarget, Inc. ("OnTarget"), respectively. OpenSite develops and markets Internet auction and dynamic pricing technology that enables companies to create branded, interactive, real-time Internet auctions. OpenSite's products and services automates the client's process of installing, running and maintaining its dynamic commerce applications. OnTarget develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. OnTarget's goal is to provide its clients with a pragmatic, repeatable and implementable process that will create lasting change within sales organizations, and which will enable Siebel's clients to effectively respond to today's market challenges. Primary customers of OpenSite include a full range of small, medium and large businesses that are focusing on expanding their sales focus to include dynamic commerce. Primary customers of OnTarget include corporate clients and business owners who wish to provide for the development and training of their sales and marketing personnel.

Under the terms of each of the agreements, each outstanding share of OpenSite and OnTarget common stock was exchanged for approximately 0.131478 and 0.3077516, respectively, newly issued shares of common stock of the Company. This resulted in the issuance of approximately 3,700,000 additional shares of the Company's common stock in each transaction to the former shareholders of OpenSite and OnTarget. In addition, all outstanding stock options of both OpenSite and OnTarget were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price.

The acquisitions of OpenSite and OnTarget have been accounted for as poolings of interests. Accordingly, the financial statements of the Company have been restated to include the financial position and results of operations of OpenSite and OnTarget for all periods presented.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

Revenues

Software. License revenues increased to $242,404,000 for the three months ended June 30, 2000 from $111,318,000 for the three months ended June 30, 1999. License revenues as a percentage of total revenue were 63% in both the second quarter of 2000 and 1999. License revenue increased to $435,387,000 for the six months ended June 30, 2000 from $205,671,000 for the six months ended June 30, 1999 and decreased as a percentage of total revenues to 62% in the fiscal 2000 period from 64% in the fiscal 1999 period. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to grow in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance and other services revenues continue to grow as a result of increases in the installed base of customers purchasing such services.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $144,996,000 for the three months ended June 30, 2000 from $65,338,000 for the three months ended June 30, 1999 and the percentage of total revenues were 37% in both the second quarter 2000 and 1999. Professional services, maintenance and other revenues increased to $264,518,000 for the six months ended June 30, 2000 from $113,506,000 for the six months ended June 30, 1999 and increased as a percentage of total revenue to 38% in the fiscal 2000 period from 36% in the fiscal 1999 period. The increase in the absolute dollar amount was due to growth in the Company's sales and marketing training business, consulting business and growth in the installed base of customers receiving maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed base and due to the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

A relatively small number of customers account for a significant percentage of the Company's license revenues. For the six months ended June 30, 2000, sales to the Company's ten largest customers accounted for 44% of total license revenues. For 1999, 1998 and 1997, sales to the Company's ten largest customers accounted for 16%, 27% and 33% of total license revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenue for the foreseeable future.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Japan, Latin America, South Africa and Asia. International licenses revenues accounted for 40% and 35% of total license revenues for the three months ended June 30, 2000 and 1999, respectively. International license revenues accounted for 38% and 32% of license revenues for the six months ended June 30, 2000 and 1999, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

On January 6, 2000, the Company acquired Paragren Technologies, Inc. ("Paragren") in a purchase transaction for cash consideration of $18,050,000 (see Note 2). Concurrently, the Company licensed software to APAC Customer Services, Inc. ("APAC"), the former parent of Paragren. The Company recognized $540,000 of license revenue from the APAC transaction in the quarter ended June 30, 2000 and $1,080,000 of license revenue in the six months ended June 30, 2000.

During the first quarter of 2000, the Company established a program whereby qualified startup companies can obtain Siebel eBusiness software in exchange for shares of their equity securities. The Company recognized $1,766,000 and $4,196,000 of license revenues related to this program during the three and six months ended June 30, 2000, respectively.

Cost of Revenues

Software. Cost of license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues increased to $3,743,000 for the three months ended June 30, 2000 from $2,344,000 for the three months ended June 30, 1999 and as a percentage of total revenues were 1% for each of the three months ended June 30, 2000 and June 30, 1999. Cost of license revenues increased to $9,076,000 for the six months ended June 30, 2000 from $3,683,000 for the six month ended June 30, 1999 and as a percentage of total revenues were 1% for each of the six-month periods ended June 30, 2000 and 1999. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. Cost of license revenues are expected to remain the same as the first six months of 2000 or increase as a percentage of total revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing sales and marketing training, consulting, and customer support. Cost of professional services, maintenance and other revenues increased to $95,267,000 for the three months ended June 30, 2000 from $36,949,000 for the three months ended June 30, 1999 and increased as a percentage of total revenues to 25% in the second quarter 2000 from 21% in the second quarter 1999. Cost of professional services, maintenance and other revenues increased to $165,824,000 for the six months ended June 30, 2000 from $62,911,000 for the six months ended June 30, 1999 and increased as a percentage of total revenues to 24% in the fiscal 2000 period from 20% in the fiscal 1999 period. The increase in the absolute dollar amount reflects the effect of fixed costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to support a growing installed base; its consulting organization to meet anticipated customer demands in connection with product implementation; and the training organization to support the growing needs of its customers. These costs are expected to remain the same as the first six months of 2000 or increase as a percentage of total revenues.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $30,564,000 for the three months ended June 30, 2000 from $18,463,000 for the three months ended June 30, 1999 and as a percentage of total revenues were 8% and 10% for the three months ended June 30, 2000 and 1999, respectively. Product development expenses increased to $53,979,000 for the six months ended June 30, 2000 from $36,029,000 for the six months ended June 30, 1999 and decreased as a percentage of total revenues to 8% in the fiscal 2000 period from 11% in the fiscal 1999 period. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first six months of 2000. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred to date during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased to $153,354,000 for the three months ended June 30, 2000 from $67,247,000 for the three months ended June 30, 1999 and increased as a percentage of total revenues to 40% in the second quarter 2000 from 38% in the second quarter 1999. Sales and marketing expenses increased to $287,443,000 for the six months ended June 30, 2000 from $123,092,000 for the six months ended June 30, 1999 and increased as a percentage of total revenues to 41% in the fiscal 2000 period from 39% in the fiscal 1999 period. The increase in the dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first six months of 2000.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $32,275,000 for the three months ended June 30, 2000 from $15,369,000 for the three months ended June 30, 1999 and as a percentage of total revenues were 8% and 9% for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased to $57,386,000 for the six months ended June 2000 from $26,487,000 for the six months ended June 30, 1999 and the percentage of total revenues were 8% in both the fiscal 2000 and fiscal 1999 periods. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the first half of 2000.

Merger-Related Expenses. During the second quarter of 2000, the Company expensed $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of June 30, 2000, the Company had settled approximately $2,200,000 of these merger-related costs and, accordingly, has reflected the remaining $7,800,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist of approximately $7,500,000 of investment banker and other professional fees and $300,000 of severance-related costs. The Company expects to settle these liabilities by December 31, 2000. The Company did not incur any significant merger-related costs during the first six months of 1999.

Operating Income and Operating Margin.

Operating income increased to $62,195,000 for the three months ended June 30, 2000 from $36,284,000 for the three months ended June 30, 1999 and operating margin decreased to 16% in the second quarter 2000 from 21% in the second quarter 1999. Excluding merger-related expenses, operating income increased to $72,197,000 for the three months ended June 30, 2000 from $36,284,000 for the three months ended June 30, 1999 and operating margin decreased to 19% in the second quarter of 2000 from 21% in the second quarter of 1999. Operating income increased to $116,195,000 for the six months ended June 2000 from $66,975,000 for the six months ended June 30, 1999 and operating margin decreased to 17% in the fiscal 2000 period from 21% in the fiscal 1999 period. Excluding merger-related expenses, operating income increased to $126,197,000 for the six months ended June 30, 2000 from $66,975,000 for the six months ended June 30, 1999 and operating margin decreased to 18% in the first six months of 2000 from 21% in the first six months of 1999. This decrease in the operating margin, excluding merger related expenses, was mainly due to personnel and hiring costs associated with increased hiring, primarily in the professional services, sales, and product development organizations in the first half of 2000.

Other Income, Net

Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short-term investments for the three and six months ended June 30, 1999. For the three and six months ended June 30, 2000, other income, net also included interest expense on the convertible subordinated debentures, losses of an equity method investee, charitable contribution of marketable equity securities, and gain on sale of marketable equity securities.

For the three and six months ended June 30, 2000, Other income, net was comprised of the following:

                                                       Three          Six
                                                      Months         Months
                                                       Ended         Ended
                                                     June 30,       June 30,
                                                       2000           2000
                                                    -----------   ------------
    Interest income............................... $12,124,000   $ 22,228,000
    Interest expense..............................  (4,439,000)    (8,878,000)
    Losses of an equity method investee...........  (2,877,000)    (5,408,000)
    Contribution of marketable equity securities..         --     (28,700,000)
    Gain on sale of marketable equity securities..  11,193,000     50,112,000
    Other, net....................................     178,000       (156,000)
                                                    -----------  -------------
                                                   $16,179,000   $ 29,198,000
                                                   ============  =============

Provision for Income Taxes

Income taxes are comprised primarily of federal and state taxes. The pro forma provision of income tax would not have been materially different from the income tax provision as presented if OnTarget (an S corporation for income tax reporting purposes) had been a C corporation for all periods presented. The provision for income taxes was $33,031,000 and $14,134,000 for the three months ended June 30, 2000 and June 30, 1999, respectively. The provision for income taxes as a percentage of pretax income increased to 42% during the three months ended June 30, 2000 from 37% during the three months ended June 30, 1999. The provision for income taxes increased to $58,501,000 for the six months ended June 2000 from $26,125,000 for the six months ended June 1999 and as a percentage of pretax income increased to 40% in the fiscal 2000 period from 37% in the fiscal 1999 period. The increase in the provision for income taxes as a percentage of pretax income for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 was primarily due to non-deductible merger related expenses. The Company expects its effective tax rate for the remainder of 2000 to be approximately 38%, excluding the effect of non-deductible costs such as merger-related expenses.

Net Income and Net Income (Loss) Available to Common Stockholders

The Company had net income of $45,343,000 for the three months ended June 30, 2000 compared to $24,161,000 for the three months ended June 30, 1999. Net income as a percentage of total revenues was 12% and 14% for the three months ended June 30, 2000 and June 30, 1999, respectively. Net income increased to $86,892,000 for the six months ended June 30, 2000 from $45,209,000 for the six months ended June 30, 1999. Net income as a percentage of total revenues was 12% and 14% for the six months ended June 30, 2000 and June 30, 1999, respectively.

Net income available to common stockholders was $23,636,000 for the three months ended June 30, 2000 compared to a net loss available to common stockholders of $8,824,000 for the three months ended June 30, 1999. Net loss available to common stockholders was $11,863,000 for the six months ended June 30, 2000 compared to net income available to common stockholders of $3,300,000 for the comparable period in 1999. Net income has been reduced by accretion on OpenSite's mandatorily redeemable preferred stock to arrive at net income available to common stockholders. The accounting for mandatorily redeemable preferred stock requires non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock is convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each period presented. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares on a one for one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Diluted net income (loss) per share was $0.10 in the second quarter of 2000 and $(0.05) in the comparable period in 1999. For the six months ended June 30, 2000 diluted net income (loss) per share was $(0.06) compared to $0.02 in the fiscal 1999 period.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments increased to $951,323,000 as of June 30, 2000 from $673,974,000 as of December 31, 1999, representing approximately 59% and 54% of total assets, respectively. This increase was primarily attributable to net income, increases in accounts payable, accrued expenses and deferred revenue, issuance of common stock under the Company's stock option plans, and the public offerings and subsequent increase in market value of the Company's equity investments, partially offset by decrease in deferred income taxes and increases in purchases of property and equipment. The Company's days sales outstanding in accounts receivable was 74 as of June 30, 2000 compared with 98 as of December 31, 1999.

As of August 1, 2000, the fair market value of the Company's marketable equity securities held as of June 30, 2000 was $41,509,000.

For the six months ended June 30, 2000, cash provided by operating activities of $272,097,000 was primarily due to net income, the tax benefit from exercise of stock options, increases in accounts payable and accrued expenses and in deferred revenue, partially offset by deferred income taxes and gain on sale of marketable equity securities. For the six months ended June 30, 1999, cash provided by operating activities of $29,834,000 was primarily due to net income, the tax benefit from exercise of stock options, and increases in accounts payable and accrued expenses, offset by an increase in accounts receivable.

Cash used in investing activities of $122,067,000 for the six months ended June 30, 2000 was primarily the result of the Company's purchases of Paragren Technologies, Inc. and MOHR Development, Inc., along with the purchases of property and equipment and net purchase of short-term investments, partially offset by proceeds from sales of the Company's marketable equity securities. For the six months ended June 30, 1999, cash used in investing activities of $11,642,000 was primarily due to purchases of property and equipment and net purchases of short-term investments, partially offset by proceeds from disposals of property and equipment.

For the six months ended June 30, 2000, cash provided by financing activities of $74,770,000 resulted primarily from the issuance of common stock pursuant to the exercise of stock options. For the six months ended June 30, 1999, cash provided by financing activities of $52,054,000 was primarily due to the issuance of common stock pursuant to the exercise of stock options and the issuance by OpenSite of Series C mandatorily redeemable convertible preferred stock.

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

The Company has used full-serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company has begun to transition more of the office suites to leased space. This transition has involved build-out of tenant improvements, acquisition of furniture and fixtures, and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built out a number of leased facilities, both domestically and internationally, and expects this trend to continue.

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

  Level of product and price competition;

  Length of our sales cycle and customer licensing patterns;

  The size and timing of individual license transactions;

  Delay or deferral of customer implementations of our products;

  Success in expanding our customer support organization, direct sales force and indirect distribution channels;

  Timing of new product introductions and product enhancements;

  Appropriate mix of products licensed and services sold;

  Levels of international transactions;

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

We rely on strategic relationships with systems integrators, distributors, resellers, and technology vendors.

Failure to maintain existing strategic relationships with systems integrators, distributors, resellers, and technology vendors, or to establish new relationships in the future, could have a material adverse effect on our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities, and the implementation of our products. We believe that our relationships with these organizations provide marketing and sales opportunities for our direct sales force and expand the distribution of our products. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts.

In particular, we have established a non-exclusive strategic relationships with Andersen Consulting, IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues has historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with technology vendors such as IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, Inc., among others. Failure to maintain existing relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

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

The Internet presents unique risks.

We may not be able to compete effectively in the Internet-related products and services market. Siebel eBusiness Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products.

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, operating results and financial condition could be materially and adversely affected.

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

If existing customers have difficulty deploying Siebel eBusiness Applications or for any other reason are not satisfied with Siebel eBusiness Applications, our business, operating results and financial condition could be materially and adversely affected. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end-users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently.

A limited number of products provide a substantial part of our license revenues.

A substantial majority of our license revenues are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center and related products. We expect that such products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

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

Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For the six months ended June 30, 2000 and year ended December 31, 1999, license revenues from our ten largest customers accounted for 44% and 16% respectively, of total license revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers, could have a material adverse effect on our business, financial condition and results of operations.

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

A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies (products) such as Allegis Corporation (Allegis Sales Partner 4.0), Annuncio Software, Inc. (Annuncio Live, Annucio Bright), Ariba, Inc. (Ariba B2B Commerce Platform), Blue Martini Software, Inc. (Blue Martini Customer Interaction System), Brightware, Inc. (Brightware 2000), BroadVision, Inc. (One-to-One), Broadbase Software, Inc. (E- Sales, E-Marketing, E-Service, E-Commerce, E-Personalize), Calico Commerce, Inc. (Calico Configurator, Calico Advisor, Calico Quote, Calico Market Maker, Calico Loyalty Builder), Callidus Software, Inc. (TrueComp), Chordiant Software, Inc. (Chordiant v. 2.0), Dendrite International (Dendrite WebForce, ScripMax), Epicor Software Corporation (Epicor eFrontOffice, Epicor eCommerce Suite, Epicor eIntelligence), E.piphany, Inc. (E.5 System), FirePond, Inc. (FirePond Application Suite 2.0), Firstwave Technologies, Inc. (Firstwave eRM), GoldMine Software Corporation (GoldMine Frontoffice 2000), I2 Technologies, Inc. (RYTHM), Kana Communications, Inc. (Kana Connect, Kana Response, Kana Assist, Kana Advisor, Kana I-Mail, Kana Chat, Kana Voice, Kana Phone, Kana Service, Kana Commerce, Kana eBusiness Platform, Kana Conduits), MarketFirst Software, Inc. (MarketFirst 2.4), MarketSoft (eLeads), Niku Corporation (iNiku, eNiku4, xNiku), Nortel Networks (Clarify eFrontOffice 9.0), ONYX Software Corporation (Onyx Front Office 2000), Oracle Corporation (eBusiness Suite 11i), Pegasystems, Inc. (Pegasystems), PeopleSoft, Inc. (Vantive 8.5), Pivotal Software, Inc. (eRelationship 2000, eSelling 2000), Prime Response, Inc. (Prime@Vantage.com), Quintus Corp. (Quintus eContact Suite), SalesLogix, a division of Interact Commerce Corporation (CommerceLogix, SupportLogix, ACT!), SAP AG (mySAP.com™ Customer Relationship Management), Saratoga Systems, Inc. (Avenue®), ServiceSoft, Inc. (ServiceSoft 2001), Trilogy Software, Inc. (MultiChannel Commerce 2.0), update.com software (Marketing Manager®) are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

We may not be able to replace the functionality provided by the third- party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Portions of our products incorporate software that was developed and is maintained by third-party software developers. Although we believe there are other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

Software errors or defects in our products could reduce revenues.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Although we conduct extensive product testing during product development, we have, in the past, been forced to delay the commercial release of products until the correction of software problems. We could lose revenues as a result of software errors or defects, including defects in third party products with which our products work. Our products are intended for use in sales applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

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

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management

We have acquired several companies within the past year and we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to revenues or other operating results of the combined company, which could adversely affect our stock price.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other acquisitions.

We may continue to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

The loss of key personnel could negatively affect our performance.

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. During the second quarter of 2000, our Senior Vice President, Engineering announced his intention to retire at the end of 2000. An internal replacement was appointed during the quarter. Our Senior Vice President, Finance and Administration and Chief Financial Officer had previously announced his intention to retire. During the third quarter of 2000, we hired his replacement. To integrate into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. In addition, during the second quarter of 2000, our Senior Vice President, Worldwide Operations announced his intention to take a six-month sabbatical, which commenced during such quarter. A temporary internal replacement has been appointed. None of our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition.

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

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel eBusiness Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business or (iii) we fail to meet our support obligations.

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

Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations. We manage our foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to U.S. dollars and mitigating the exchange rate risk. In certain instances, we have not hedged foreign currency receivables when the forward contracts in the relevant currency were not readily available or were not cost effective.

Certain stockholders may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of June 30, 2000. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

The Company manages its foreign currency exchange rate risk by entering into contracts to sell foreign currency at the time a foreign currency receivable is generated. When the foreign currency receivable is collected, the contract is liquidated, thereby converting the foreign currency to domestic currency and mitigating the exchange rate risk.

The following summarizes the Company's foreign currency forward contracts, all of which mature in 2000, by currency, as of June 30, 2000. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                    Fair
                                         Contract      Contract   Value at
                                          Amount        Amount    June 30,
                                     (Local Currency)             2000 (US$)
                                     ----------------  ---------  ---------
German marks (contracts to pay
  DM/receive US$)...................        DM  6,600    US$3,031    ($153)

 British pounds (contracts to pay
 Pounds/receive US$)................  (Pounds)  4,511    US$6,824      ($8)

Japanese yen (contracts to pay
 Yen/receive US$)...................  (Yen) 3,718,000   US$35,268      ($7)

Euro (contracts to receive
  EUR/pay US$)......................      EUR  28,583  US$(27,456)   ($490)

Bristish pounds (contracts to
 receive Pounds/pay EUR)............     (Pounds) 475    EUR (828)    ($61)

The following summarizes the Company's short-term investments and the weighted average yields, as of June 30, 2000 (in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           2000     2001     2002     2003     2004    after
                         -------- -------- -------- -------- -------- --------
US Treasury and Agency
securities...............$10,844   $9,405  $18,405  $13,553   $6,291       --
Wtd. Avg. Yld...........    6.51%    6.70%    6.57%    6.37%    7.13%

Municipal securities.... $17,838  $38,164  $28,006   $5,256       --       --
Wtd. Avg. Yld...........    4.41%    4.68%    4.82%    5.04%

Corporate bonds.........  $2,989  $54,579  $32,535   $5,304   $5,400   $1,297
Wtd. Avg. Yld...........    6.77%    7.23%    7.31%    7.51%    7.15%    7.46%

On June 30, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $249,866,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2000, the fair value of the portfolio would decline by approximately $3,436,000.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity prices would result in an approximate $4,708,000 decrease in the fair value of the Company's marketable equity securities as of June 30, 2000.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of June 30, 2000 was $1,081,140,000.

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

Item 4. Submission of matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 7, 2000 (the "Annual Meeting"). The following matters were considered and voted upon at the Annual Meeting:

The first matter related to the election of two director nominees. Eric E. Schmidt and A. Michael Spence as Directors to serve until the 2003 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Eric E. Schmidt	174,106,831	200,633
A. Michael Spence	174,107,801	199,663

The second matter related to the ratification of the appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2000, 174,203,611 votes were cast for ratification and 47,706 votes were cast against ratification. There were 56,147 abstentions and no broker non-votes.

Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated March 1, 1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc.(4)
2.2	Agreement and Plan of Merger and Reorganization dated November 17, 1999, among the Registrant, SE Acquisition Corp. and OnTarget, Inc. (8)
2.3	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (10)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(3)
3.2	Certificate of Amendment of the Amended and Restated Certificiate of Incorporation of the Registrant (9)
3.3	Bylaws of the Registrant.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.(1)
10.1	Registrant's 1996 Equity Incentive Plan, as amended.(3)
10.2	Registrant's Employee Stock Purchase Plan, as amended.(3)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997.(5)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.(1)(2)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates.(1)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III.(9)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates.(9)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.16	Registrant's 1998 Equity Incentive Plan, as amended.(11)
23.1	Consent of KPMG LLP, Independent Auditors.(9)
27.1	Financial Data Schedule.(12)

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

(6) Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(7) Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed by the Registrant on March 16, 1998.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on January 7, 2000.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on June 1, 2000.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72969), as amended.

(12) Filed herewith.

(b) Reports on Form 8-K.

On June 1, 2000, the Registrant filed a Special Report on Form 8-K relating to the Registrant's acquisition of OpenSite Technologies, Inc.

SIEBEL SYSTEMS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Date: August 14, 2000

By:	/s/ Howard H. Graham

Howard H. Graham
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)