Form 10-Q
period 2000-09-30
SIEBEL SYSTEMS INC
filed 2000-11-13
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20725

SIEBEL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3187233
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2207 Bridgepoint Parkway
San Mateo, CA     94404
(Address of principal executive offices)

(650) 295-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 31, 2000, was 429,542,402.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2000
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                       September 30,  December 31,
                                                           2000          1999
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents......................... $    858,603  $    476,409
   Short-term investments............................      272,618       197,565
   Marketable equity securities......................       37,088       141,939
   Accounts receivable, net..........................      353,193       295,396
   Deferred income taxes.............................       40,713          --
   Prepaids and other................................       41,940        31,050
                                                       ------------  ------------
          Total current assets.......................    1,604,155     1,142,359

Property and equipment, net..........................      137,430        57,939
Other assets.........................................       72,581        41,612
                                                       ------------  ------------
          Total assets............................... $  1,814,166  $  1,241,910
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................. $      9,101  $     12,049
   Accrued expenses..................................      303,193       128,119
   Income taxes payable..............................       20,351          --
   Deferred revenue..................................      174,882        87,933
   Deferred income taxes.............................         --          22,240
                                                       ------------  ------------
          Total current liabilities..................      507,527       250,341

Convertible subordinated debentures..................      300,000       300,000
Deferred income taxes................................        1,429         1,439
                                                       ------------  ------------
          Total liabilities..........................      808,956       551,780
                                                       ------------  ------------

Mandatorily redeemable convertible preferred stock...         --          80,459

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 800,000
    shares authorized; 421,237 and 391,064 shares
    issued and outstanding, respectively.............          421           391
  Additional paid-in capital.........................      819,189       413,108
  Notes receivable from stockholders.................         (406)         (484)
  Deferred compensation..............................       (1,191)       (1,297)
  Accumulated other comprehensive income.............       13,692        83,611
  Retained earnings..................................      173,505       114,342
                                                       ------------  ------------
          Total stockholders' equity.................    1,005,210       609,671
                                                       ------------  ------------
          Total liabilities and stockholders' equity. $  1,814,166  $  1,241,910
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                       ---------------------  ----------------------
                                                          2000       1999         2000       1999
                                                       ---------  ----------  -----------  ---------
Revenues:
  Software........................................... $ 300,379  $  127,680  $   735,766  $ 333,351
  Professional services, maintenance and other.......   180,570      80,803      445,088    194,309
                                                       ---------  ----------  -----------  ---------
      Total revenues.................................   480,949     208,483    1,180,854    527,660
                                                       ---------  ----------  -----------  ---------
Cost of revenues:
  Software...........................................     4,881       1,626       13,957      5,309
  Professional services, maintenance and other.......   118,844      50,211      284,668    113,122
                                                       ---------  ----------  -----------  ---------
      Total cost of revenues.........................   123,725      51,837      298,625    118,431
                                                       ---------  ----------  -----------  ---------
      Gross margin...................................   357,224     156,646      882,229    409,229
                                                       ---------  ----------  -----------  ---------
Operating expenses:
  Product development................................    35,880      18,290       89,859     54,319
  Sales and marketing................................   187,752      78,018      475,195    201,110
  General and administrative.........................    38,254      17,558       95,640     44,045
  Merger-related expenses............................         --          --      10,002          --
                                                       ---------  ----------  -----------  ---------
      Total operating expenses.......................   261,886     113,866      670,696    299,474
                                                       ---------  ----------  -----------  ---------
      Operating income...............................    95,338      42,780      211,533    109,755
Other income, net....................................    19,220       2,797       48,418      7,156
                                                       ---------  ----------  -----------  ---------
      Income before income taxes.....................   114,558      45,577      259,951    116,911
Income taxes.........................................    43,532      18,316      102,033     44,441
                                                       ---------  ----------  -----------  ---------
      Net income ....................................    71,026      27,261      157,918     72,470

Accretion of preferred stock.........................         --     (3,104)     (98,755)   (45,013)
                                                       ---------  ----------  -----------  ---------
      Net income available to common stockholders.... $  71,026  $   24,157  $    59,163  $  27,457
                                                       =========  ==========  ===========  =========

Diluted net income available per common share........ $    0.14  $     0.05  $      0.12  $    0.06
                                                       =========  ==========  ===========  =========

Basic net income available per common share.......... $    0.17  $     0.06  $      0.15  $    0.07
                                                       =========  ==========  ===========  =========

Shares used in diluted net income available
 per common share computation........................   506,237     453,965      496,056    442,921
                                                       =========  ==========  ===========  =========

Shares used in basic net income available
 per common share computation........................   417,248     380,164      406,405    374,283
                                                       =========  ==========  ===========  =========

Comprehensive income:
      Net income .................................... $  71,026  $   27,261  $   157,918  $  72,470
Other comprehensive income (loss), net
  of tax:
      Foreign currency translation adjustments.......    (4,085)        465       (3,838)       726
      Unrealized gain (loss) on securities...........    (7,673)    (10,213)     (66,081)    25,151
                                                       ---------  ----------  -----------  ---------
Other comprehensive income (loss)....................   (11,758)     (9,748)     (69,919)    25,877
                                                       ---------  ----------  -----------  ---------
      Total comprehensive income..................... $  59,268  $   17,513  $    87,999  $  98,347
                                                       =========  ==========  ===========  =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2000        1999
                                                                   ----------  ----------
Cash flows from operating activities:
   Net income.................................................... $  157,918  $   72,470
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options......................        608         168
      Compensation related to stock warrants.....................         --         269
      Depreciation and amortization..............................     31,781      16,482
      Exchange of software for cost-method investments...........     (9,563)         --
      Loss from equity method investee...........................      7,481          --
      Deferred income taxes......................................    (22,462)     (2,939)
      Tax benefit from exercise of stock options.................     97,854      33,575
      Loss on disposal of property and equipment.................         --         737
      Write-down of assets acquired in OpenSite Merger...........        622          --
      Gain on sale of marketable equity securities...............    (60,152)         --
      Charitable contribution of marketable equity securities....     28,700          --
      Provision for doubtful accounts and returns, net...........     18,945       5,462
      Changes in operating assets and liabilities:
         Accounts receivable.....................................    (75,349)    (99,505)
         Prepaids and other......................................     (9,930)     (7,360)
         Accounts payable and accrued expenses...................    189,223      34,493
         Deferred revenue........................................     85,354      12,345
                                                                   ----------  ----------
           Net cash provided by operating activities.............    441,030      66,197
                                                                   ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities............     35,337          --
   Purchases of property and equipment...........................    (99,436)    (27,667)
   Purchases, sales and maturities of short-term investments, net    (74,289)     (7,500)
   Proceeds from disposal of property and equipment..............         --      13,260
   Cash acquired in acquisitions.................................         --         993
   Purchase of Paragren Technologies, Inc........................    (18,050)         --
   Purchase of Wind S.r.l. ......................................     (3,257)         --
   Purchase of MOHR Development, Inc., net of acquired cash......     (7,905)         --
   Other non-operating assets and non-marketable securities......     (3,946)     (4,289)
   Advance to affiliate, net.....................................    (10,150)         --
                                                                   ----------  ----------
           Net cash used in investing activities.................   (181,696)    (25,203)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases....    126,620      43,536
   Proceeds from issuance of mandatorily redeemable convertible
      preferred stock............................................         --      23,875
   Proceeds from issuance of convertible debt, net...............         --     291,750
   Borrowings on line of credit..................................         --       4,431
   Repayments of line of credit and capital lease obligations....         --        (726)
   Subchapter S distributions....................................         --      (1,289)
   Repurchase of common stock and preferred stock................         --      (4,193)
   Repayments of stockholder notes...............................         78          --
                                                                   ----------  ----------
           Net cash provided by financing activities.............    126,698     357,384
                                                                   ----------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents     (3,838)          4
                                                                   ----------  ----------
Change in cash and cash equivalents..............................    382,194     398,382
Cash and cash equivalents, beginning of period...................    476,409      83,017
                                                                   ----------  ----------
Cash and cash equivalents, end of period......................... $  858,603  $  481,399
                                                                   ==========  ==========
Supplemental disclosures of cash flows information:
   Cash paid for interest........................................ $   16,225  $       --
                                                                   ==========  ==========

   Cash paid for income taxes.................................... $   14,383  $   14,667
                                                                   ==========  ==========
Supplemental disclosures of non-cash activities:
   Purchase price payable-MOHR................................... $    3,000  $       --
                                                                   ==========  ==========

   Conversion of preferred stock into common stock............... $  179,214  $       --
                                                                   ==========  ==========

   Convertible notes issued for acquisitions..................... $       --  $    6,685
                                                                   ==========  ==========
   Common stock issued for acquisitions.......................... $       --  $    4,934
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

  In May 2000 and December 1999, the Company acquired OpenSite Technologies, Inc. ("OpenSite") and OnTarget, Inc. ("OnTarget"), respectively, in business combinations accounted for as poolings-of-interests. Accordingly, all financial information has been restated to reflect the combined operations of Siebel and these two companies. See Note 2.

  Stock Split

  On both September 8, 2000 and November 12, 1999, the Company completed a 2-for-1 stock split though the issuance of a stock dividend. The accompanying consolidated financial statements have been restated to give effect to both of these stock splits.

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of September 30, 2000 and the three and nine months ended September 30, 2000 and 1999 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2000.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

  On January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company.

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

  Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12-months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

  The Company's customer base includes a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length.

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

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include the Company's investment in three publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

  Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and gain or loss is reflected in the statement of operations.

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

  Intangible Assets

  Included in other assets are various intangible assets, primarily goodwill related to acquisitions. These amounts are being amortized over three to five years using the straight-line method. Gross intangible assets were $50,503,000 and $17,421,000 at September 30, 2000 and December 31, 1999, respectively, and the related accumulated amortization was $12,328,000 and $4,459,000 at September 30, 2000 and December 31, 1999, respectively.

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $12,635,000 and $32,122,000 for the three and nine months ended September 30, 2000, respectively, and $6,547,000 and $20,558,000 for the three and nine months ended September 30, 1999, respectively.

  Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  The provision for income taxes would not have been materially different from the income tax provision as presented if OnTarget (an S corporation for income-tax reporting purposes prior to acquisition in December 1999) had been a C corporation during the three and nine months ended September 30, 1999.

  Net Income Available Per Common Share

  Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive net income per share also gives effect, when dilutive, to the conversion of the convertible notes, subordinated debentures, and mandatorily redeemable convertible preferred stock, using the if-converted method.

  For both basic and diluted net income available per common share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income available to common stockholders. See Note 7.

  Employee Stock Option and Purchase Plans

  The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for options granted to non-employees at their fair value.

  Foreign Currency Translation

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income.

  The Company utilizes foreign currency forward contracts to hedge its exchange risk on foreign currency receivables, payables, and intercompany balances. While these forward contracts are subject to fluctuations in value, which are recorded in current results of operations, such fluctuations are generally offset by the changes in value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for speculative or trading purposes.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of total revenues, and the Company's customer base is sufficiently broad such that the Company does not consider itself significantly exposed to concentrations of credit risk.

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective carrying amounts. The fair value of the Company's convertible subordinated debentures was $1,453,890,000 at September 30, 2000, based on the quoted market price of the debentures. The net unrealized loss of the Company's derivative financial instruments at September 30, 2000 was approximately $683,000.

  Impairment of Long-Lived Assets

  The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In connection with the acquisition of OpenSite, the Company reviewed the carrying value of OpenSite's fixed assets and certain long- term assets and as a result recorded a charge to earnings of $622,000 for assets that the Company plans on abandoning or disposing of at less than their carrying value. This provision has been reflected in merger-related expenses in the nine months ended September 30, 2000. The Company does not have any additional long- lived assets it considers to be impaired.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual periods beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, amendment of SFAS No. 133." Management does not believe the adoption of this pronouncement will have a material effect on the Company's consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations.

  Acquisitions

  OpenSite Technologies, Inc.

  On May 17, 2000, the Company acquired OpenSite Technologies, Inc. OpenSite develops and markets Internet auction and dynamic pricing technology that enables companies to create branded, interactive, real-time Internet auctions. OpenSite's products and services automate the client's process of installing, running and maintaining its dynamic commerce applications. Primary customers of OpenSite include a full range of small, medium and large businesses that are focusing on expanding their sales focus to include dynamic commerce.

  Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for 0.262956 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The transaction was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of OpenSite have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods.

  During the second quarter of 2000, the Company expensed approximately $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of September 30, 2000, the Company had settled approximately $2,608,000 of these merger-related costs and, accordingly, has reflected the remaining $7,394,000 of these merger-related costs in accrued liabilities. The remaining unpaid merger-related costs consist of approximately $7,206,000 of investment banker and other professional fees and $188,000 of severance-related costs. The Company expects to settle these liabilities by December 31, 2000.

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

  Under the terms of the agreement, each outstanding share of OnTarget common stock was exchanged for 0.615503 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnTarget were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The acquisition of OnTarget has been accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cashflows of OnTarget have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. There were no adjustments to conform accounting methods. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

  The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                              ----------------------  ----------------------
                                 2000        1999        2000        1999
                              ----------  ----------  ----------  ----------
   Total revenues:
       Siebel............... $  480,949  $  195,317  $1,177,145  $  493,783
       OnTarget.............         --      11,027          --      29,152
       OpenSite.............         --       2,139       3,709       4,725
                              ----------  ----------  ----------  ----------
                             $  480,949  $  208,483  $1,180,854  $  527,660
                              ==========  ==========  ==========  ==========

   Net income (loss):
       Siebel............... $   71,026  $   30,094  $  164,228  $   77,186
       OnTarget.............         --        (841)         --         (80)
       OpenSite.............         --      (1,992)     (6,310)     (4,636)
                              ----------  ----------  ----------  ----------
                             $   71,026  $   27,261  $  157,918  $   72,470
                              ==========  ==========  ==========  ==========

  The results of operations of the Company in the above schedule include the operations of the acquired companies from the date of acquisition for all periods presented. For the nine months ended September 30, 2000, the Company's net income has been reduced by $10,002,000 of merger-related expenses in connection with the Company's acquisition of OpenSite.

  Wind S.r.l.

  On September 27, 2000, the Company acquired approximately 81% of the outstanding shares of Wind S.r.l. ("Wind"), an Italian consulting company and a Siebel partner since 1999. Wind specializes in eBusiness, ERP and business intelligence systems implementation. Wind's customers include medium and large telecommunications, manufacturing and services companies. The Company acquired the 81% interest in Wind for net cash consideration of $3,257,000. The Company has the option to acquire, and Wind's shareholders have the option to require the Company to purchase, the remaining 19% interest in Wind in September 2001 for cash consideration of approximately $930,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the operating results of Wind have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the purchase price over the fair value of the tangible net assets acquired, $2,930,000, was allocated to goodwill. This amount is being amortized over three years. In the event that Wind meets certain revenue targets, as defined in the merger agreement, during the fourth quarter of 2000 and the years ended December 31, 2001 and 2002, the Company could pay to the shareholders of Wind additional cash consideration in an aggregate amount of $3,257,000. The additional consideration will be recorded as goodwill, if paid, and amortized over the remaining life of the goodwill. Pro forma information giving effect to this acquisition has not been presented since it would not differ materially from the historical results of the Company.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the operating results of MOHR have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired, $12,022,000, was allocated to goodwill. This amount is being amortized over three years. In the event that (i) MOHR meets certain revenue targets, as defined in the merger agreement, during the period from June 22, 2000 to December 31, 2000 and the fiscal year ended December 31, 2001 and (ii) certain individuals meet certain post closing requirements, as defined in the merger agreement, the Company could pay additional cash consideration in an aggregate amount of $5,000,000. The additional consideration will be recorded as goodwill, if paid, and amortized over the remaining life of the goodwill. Pro forma information giving effect to this acquisition has not been presented since it would not differ materially from the historical results of the Company.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the operating results of Paragren have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. An independent appraiser was engaged to perform a valuation on Paragren and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and will be amortized over three years. Pro forma information giving effect to this acquisition has not been presented since it would not differ materially from the historical results of the Company.

  Target Marketing Systems and The Sales Consultancy, Inc.

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

  Stockholders' Equity

  Stock-Based Compensation

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of the option is less than the fair value of the underlying common stock as of the grant date for each stock option.

  During the nine months ended September 30, 1999, OpenSite granted an aggregate of approximately 46,400 options with a weighted average exercise price of $1.45 per share to employees in which the exercise prices were below the fair market value of their common stock. Accordingly, the Company recorded deferred compensation during the nine months ended September 30, 1999 related to these options of $119,000. These grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years.

  During 1999, the Company granted an aggregate of 40,000 options to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees in February 2000, the Company recorded an increase to deferred compensation of $531,000 and $538,000 during the nine months ended September 30, 2000 and 1999, respectively. These amounts are being amortized over the vesting period of five years.

  Net Income Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented (in thousands):

                                                        Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                       ---------------------  ----------------------
                                                          2000       1999         2000        1999
                                                       ---------  ----------  -----------  ---------
Shares used in basic net income per
  share computation..................................   417,248     380,164      406,405    374,283
Effect of dilutive potential common shares
  resulting from stock options and common stock
  subject to repurchase..............................    88,989      73,801       89,651     68,638
                                                       ---------  ----------  -----------  ---------
Shares used in diluted net income per
  share computation..................................   506,237     453,965      496,056    442,921
                                                       =========  ==========  ===========  =========

  The Company excludes potentially dilutive securities from its diluted net income per share computation when either the exercise or conversion price of the securities exceeds the average fair value of the Company's common stock, because their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

                                                        Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                       ---------------------  ----------------------
                                                          2000       1999         2000        1999
                                                       ---------  ----------  -----------  ---------
Options excluded due to the exercise exceeding the
  average fair value of the Company's common stock
  during the period..................................     1,342         120       11,501      2,967

Weighted average shares issuable upon conversion
  of the convertible subordinated debentures.........    12,867       2,098       12,867        704

Weighted average shares issuable upon conversion of
  mandatorily redeemable onvertible preferred stock..        --       5,324        2,682      4,371
                                                       ---------  ----------  -----------  ---------
Total common stock equivalents excluded from
  diluted net income per share computation...........    14,209       7,542       27,050      8,042
                                                       =========  ==========  ===========  =========

  The shares excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999 had weighted average exercise prices of $94.81, $80.74, $38.42 and $29.86 per share, respectively.

  Warrants For Common Stock

  In August 1998, OpenSite entered into a consulting agreement with a former OpenSite director. Pursuant to this agreement, OpenSite issued warrants to purchase 66,430 shares of Siebel equivalent common stock at an exercise price of $0.80 per share (weighted-average fair value on date of grant of $0.19 per warrant). A warrant representing a total of 14,824 shares of common stock was repurchased from the holder in connection with the Series C preferred stock financing in March 1999. The remaining 51,606 warrants were exercised in February 2000. During 1999, OpenSite also issued warrants to the same former director to purchase 58,128 shares of Siebel equivalent common stock at an exercise price per share of $0.15 (weighted-average fair value on date of grant of $0.04 per warrant), which were exercised in April 1999. During the period the warrants were outstanding, in the event that the holders of OpenSite Series A preferred stock requested the redemption of their shares pursuant to the terms described in Note 7, this director could have elected to put any outstanding warrants back to OpenSite at the per share redemption value of the Series A preferred stock, less the exercise price of the warrants.

  During the nine months ended September 30, 1999, OpenSite recognized consulting expense of approximately $269,000 to reflect the increase in value of the put feature of these warrants. In conjunction with the issuance of OpenSite Series C preferred stock and the director's resignation from OpenSite's board of directors in March 1999, the warrants were amended such that the redemption provision expired on March 31, 1999. Accordingly, the carrying amount of the remaining outstanding warrants was transferred to additional paid- in capital as of that date.

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

  Commitments and Contingencies

  Letters of Credit

  In March 1999, the Company entered into an $8,400,000 secured letter of credit with a bank. This letter of credit, which expires in November 2000, collateralizes the Company's obligations to a third party for tenant improvement costs. In October 1999, the Company entered into two $8,400,000 secured letters of credit with a bank. These letters of credit, which expire in October 2000 and January 2001, collateralize the Company's obligations to a third party for tenant improvement costs. The Company also entered into a $3,000,000 secured letter of credit with a bank. This letter of credit, which expires in August 2001, collateralizes the Company's obligation to a third party for lease payments. The letters of credit are secured by cash, cash equivalents and short-term investments.

  Professional Service Arrangements

  In March 1999, OpenSite entered into an agreement with Protégé Software Limited ("Protégé"), pursuant to which Protégé managed OpenSite's European subsidiary, OpenSite Europe Ltd. The initial term of the agreement was for a period of eighteen months beginning April 1, 1999; however, the agreement was terminated by the Company effective June 30, 2000. Under the original terms of the agreement, Protégé earned a cash bonus (the "Cash Bonus") based on a percentage of sales within Protégé's territory, as defined in the agreement. At the option of Protégé, the Cash Bonus for the period ending March 30, 2000 could be converted into shares of common stock at a price of approximately $8.00 per share. During the three months ended March 31, 2000 OpenSite recorded a one-time non-cash expense of approximately $1,800,000 related to OpenSite's commitment to issue shares of common stock to Protégé. In May 2000, Protégé elected to convert its Cash Bonus for the 12-month period ended March 30, 2000 into shares of common stock, and subsequently was issued an aggregate of 34,690 shares of equivalent Siebel common stock as full satisfaction of such election. Neither OpenSite nor the Company is obligated to issue Protégé any shares of its common stock for periods subsequent to March 31, 2000.

  Legal Actions

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

  Convertible Subordinated Debentures

  The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. In connection with the issuance of these convertible subordinated debentures the Company incurred $8,684,000 of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. The seven-year term notes bear interest at a rate of 5.50% per annum and are convertible into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company to the note holder in each redemption.

  Mandatorily Redeemable Convertible Preferred Stock

  During 1998, OpenSite sold 1,097,956 shares of its Series A mandatorily redeemable convertible preferred stock and 1,314,784 shares of its Series B mandatorily redeemable convertible preferred stock in private placement transactions for net proceeds of $555,000 and $3,938,000, respectively. During 1999, OpenSite sold 3,155,470 shares of its Series C mandatorily redeemable convertible preferred stock in a private placement transaction for net proceeds of $23,875,000. In conjunction with the sale of the Series C mandatorily redeemable convertible preferred stock, OpenSite repurchased 490,022 shares of common stock, 245,010 shares of Series A mandatorily redeemable convertible preferred stock, and warrants to purchase 14,824 shares of common stock for an aggregate purchase price of $4,266,000. As of December 31, 1999, the Series A, B, and C mandatorily redeemable convertible preferred stock (collectively, the "Preferred Stock") had an aggregate liquidation preference of $600,000, $4,000,000, and $48,000,000, respectively. As of December 31, 1999, there were 852,946 Series A shares, 1,314,784 Series B shares, and 3,155,470 Series C shares outstanding.

  In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000. The Company recorded a non-cash charge to stockholders' equity of $3,104,000 and $45,013,000 during the three and nine months ended September 30, 1999, respectively, to reflect the Preferred Stock at its fair value. Prior to the conversion of the Preferred Stock in May 2000, the Company recorded a non-cash charge to stockholders' equity of $98,755,000 during 2000 to reflect the Preferred Stock at its fair value. These charges to equity have been deducted from the Company's net income in calculating both basic and diluted earnings per share.

  Subsequent Events

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink Technologies, Inc. ("OnLink"), a provider of eCommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with their customers to find out what they need and automatically match them to product and service configurations. Primary customers of OnLink include a full range of small, medium and large businesses.

  Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for 0.330791 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The transaction was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of OnLink will be combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented.

  The following unaudited supplemental combined data summarizes the combined results of operations of the Company and OnLink as if the combination had been consummated as of the earliest period presented:

                                 Three Months Ended     Nine Months Ended
                                   September 30,           September 30,
                              ----------------------  ----------------------
                                 2000        1999        2000        1999
                              ----------  ----------  ----------  ----------
   Total revenues:
       Company.............. $  480,949  $  208,483  $1,180,854  $  527,660
       OnLink...............      3,490         568       8,183       1,226
                              ----------  ----------  ----------  ----------
                             $  484,439  $  209,051  $1,189,037  $  528,886
                              ==========  ==========  ==========  ==========

   Net income (loss):
       Company.............. $   71,026  $   27,261  $  157,918  $   72,470
       OnLink...............     (5,031)     (1,505)    (13,450)     (3,768)
                              ----------  ----------  ----------  ----------
                             $   65,995  $   25,756  $  144,468  $   68,702
                              ==========  ==========  ==========  ==========

  The Company's results of operations in the above table include the results of operations of OpenSite and OnTarget as discussed in Note 2. There were no adjustments to OnLink's results of operations to conform accounting methods.

  Janna Systems Inc.

  On September 11, 2000, the Company announced an agreement to acquire Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Under the terms of the agreement, each outstanding share of Janna common stock would be exchanged at a fixed exchange ratio of 0.4970 for newly issued shares of common stock of the Company or, with respect to Janna shareholders resident in Canada, 0.4970 of newly issued exchangeable shares of a Canadian subsidiary of the Company that is currently exchangeable for the Company's common stock. All outstanding stock options of Janna will also be exchanged for the Company's stock options at the same exchange ratio with a corresponding adjustment to the exercise price. This will result in the issuance of approximately 11,000,000 additional shares of common stock of the Company. The transaction is expected to be accounted for as a pooling-of-interests. The acquisition is subject to the approval of Janna's shareholders as well as the satisfaction of certain customary closing conditions. The transaction is expected to close in the fourth calendar quarter of 2000.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

  Siebel eBusiness Applications are available in industry- specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, apparel and footwear, automotive, technology, public sector, and finance markets. With best-of-class functionality of eBusiness software, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service, and marketing professionals can use to tailor product and service offerings to meet each of their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers, and integrate their systems with those of their partners, suppliers, and customers, regardless of location.

  In May 2000 and December 1999, the Company acquired OpenSite Technologies, Inc. ("OpenSite") and OnTarget, Inc. ("OnTarget"), respectively. Each of these acquisitions have been accounted for as pooling-of- interests and, accordingly, the financial statements of the Company have been restated to include the financial position and results of operations of OpenSite and OnTarget for all periods presented. Under the terms of each of the agreements, each outstanding share of OpenSite and OnTarget common stock was exchanged for 0.262956 and 0.615503, respectively, of newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock in each transaction to the former shareholders of OpenSite and OnTarget. In addition, all outstanding stock options of OpenSite and OnTarget were converted into the right to acquire the Company's common stock at the same respective exchange ratio with a corresponding adjustment to the exercise price.

  OpenSite develops and markets internet auction and dynamic pricing technology that enables companies to create branded, interactive, real-time Internet auctions. OpenSite's products and services are designed to automate the client's process of installing, running and maintaining its dynamic commerce applications. OnTarget develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. OnTarget's goal is to provide its clients with a pragmatic, repeatable and implementable process that will create lasting change within sales organizations, and which are designed to enable Siebel's clients to effectively respond to today's market challenges.

  Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

  Revenues

  Software. License revenues increased to $300,379,000 for the three months ended September 30, 2000 from $127,680,000 for the three months ended September 30, 1999. License revenues as a percentage of total revenue were 62% in the third quarter of 2000 as compared to 61% in the third quarter of 1999. License revenue increased to $735,766,000 for the nine months ended September 30, 2000 from $333,351,000 for the nine months ended September 30, 1999 and decreased as a percentage of total revenues to 62% in the fiscal 2000 period from 63% in the fiscal 1999 period. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel base applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to grow in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance and other services revenues continue to grow as a result of increases in the installed base of customers purchasing such services.

  Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased to $180,570,000 for the three months ended September 30, 2000 from $80,803,000 for the three months ended September 30, 1999 and as a percentage of total revenues were 38% in the third quarter of 2000 as compared to 39% in the third quarter of 1999. Professional services, maintenance and other revenues increased to $445,088,000 for the nine months ended September 30, 2000 from $194,309,000 for the nine months ended September 30, 1999 and increased as a percentage of total revenue to 38% in the fiscal 2000 period from 37% in the fiscal 1999 period. The increase in the absolute dollar amount was due to growth in the Company's sales and marketing training business, consulting business and growth in the installed base of customers receiving maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed customer base and due to the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

  For the three months ended September 30, 2000 and 1999, sales to the Company's ten largest customers accounted for 38% and 34%, respectively, of total license revenues. For the nine months ended September 30, 2000 and 1999, sales to the Company's ten largest customers accounted for 26% and 22%, respectively, of total license revenues.

  The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Latin America, South Africa and Asia Pacific. International license revenues accounted for 43% and 27% of total license revenues for the three months ended September 30, 2000 and 1999, respectively. International license revenues accounted for 40% and 30% of total license revenues for the nine months ended September 30, 2000 and 1999, respectively. The Company is increasing its international sales force and is seeking to establish distribution relationships with appropriate strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

  On January 14, 2000, the Company acquired Paragren Technologies, Inc. ("Paragren") in a purchase transaction for cash consideration of $18,050,000. Concurrently, the Company licensed software to APAC Customer Services, Inc. ("APAC"), the former parent of Paragren. The Company recognized $540,000 of license revenue from the APAC transaction in the quarter ended September 30, 2000 and $1,620,000 of license revenue in the nine months ended September 30, 2000.

  During the first quarter of 2000, the Company established a program whereby qualified startup companies can obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified startup companies are generally companies who have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized $5,367,000 and $9,563,000 of license revenues related to this program during the three and nine months ended September 30, 2000, respectively.

  Cost of Revenues

  Software. Cost of license revenues includes third party software royalties, product packaging, documentation and production. Cost of license revenues increased to $4,881,000 for the three months ended September 30, 2000 from $1,626,000 for the three months ended September 30, 1999 and as a percentage of total revenues were 1% for each of the three months ended September 30, 2000 and 1999. Cost of license revenues increased to $13,957,000 for the nine months ended September 30, 2000 from $5,309,000 for the nine months ended September 30, 1999 and as a percentage of total revenues were 1% for each of the nine months ended September 30, 2000 and 1999. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. Cost of license revenues are expected to remain the same as the first nine months of 2000 or increase as a percentage of total revenues.

  Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred in providing sales and marketing training, consulting, and customer support. Cost of professional services, maintenance and other revenues increased to $118,844,000 for the three months ended September 30, 2000 from $50,211,000 for the three months ended September 30, 1999 and increased as a percentage of professional services, maintenance and other revenues to 66% in the third quarter of 2000 from 62% in the third quarter of 1999. Cost of professional services, maintenance and other revenues increased to $284,668,000 for the nine months ended September 30, 2000 from $113,122,000 for the nine months ended September 30, 1999 and increased as a percentage of professional services, maintenance and other revenues to 64% in the fiscal 2000 period from 58% in the fiscal 1999 period. The increase in the absolute dollar amount and as a percentage of revenues reflects increased costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting business. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands its customer support organization to support a growing installed customer base; its consulting organization to meet anticipated customer demands in connection with product implementation; and the training organization to support the growing needs of its customers. These costs are expected to remain the same as the first nine months of 2000 or increase as a percentage of both total revenues and professional services, maintenance and other revenues.

  Operating Expenses

  Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased to $35,880,000 for the three months ended September 30, 2000 from $18,290,000 for the three months ended September 30, 1999 and as a percentage of total revenues were 7% and 9% for the three months ended September 30, 2000 and 1999, respectively. Product development expenses increased to $89,859,000 for the nine months ended September 30, 2000 from $54,319,000 for the nine months ended September 30, 1999 and decreased as a percentage of total revenues to 8% in the fiscal 2000 period from 10% in the fiscal 1999 period. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first nine months of 2000. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred to date during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, advertising and promotional expenses. Sales and marketing expenses increased to $187,752,000 for the three months ended September 30, 2000 from $78,018,000 for the three months ended September 30, 1999 and increased as a percentage of total revenues to 39% in the third quarter of 2000 from 37% in the third quarter of 1999. Sales and marketing expenses increased to $475,195,000 for the nine months ended September 30, 2000 from $201,110,000 for the nine months ended September 30, 1999 and increased as a percentage of total revenues to 40% in the fiscal 2000 period from 38% in the fiscal 1999 period. The increase in the absolute dollar amount of sales and marketing expenses reflects primarily the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases its promotional activities. These expenses are expected to remain at a similar percentage of total revenues as the first nine months of 2000.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased to $38,254,000 for the three months ended September 30, 2000 from $17,558,000 for the three months ended September 30, 1999 and as a percentage of total revenues were 8% for both the three months ended September 30, 2000 and 1999. General and administrative expenses increased to $95,640,000 for the nine months ended September 30, 2000 from $44,045,000 for the nine months ended September 30, 1999 and as a percentage of total revenues were 8% in both the fiscal 2000 and fiscal 1999 periods. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that its general and administrative expenses as a percentage of total revenues should remain at a similar percentage as in the nine months ended September 30, 2000.

  Merger-Related Expenses. During the second quarter of 2000, the Company expensed $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of September 30, 2000, the Company had settled approximately $2,608,000 of these merger-related costs and, accordingly, has reflected the remaining $7,394,000 of these merger-related costs in accrued liabilities. The remaining unpaid merger-related costs consist of approximately $7,206,000 of investment banker and other professional fees and $188,000 of severance-related costs. The Company expects to settle these liabilities by December 31, 2000. The Company did not incur any significant merger-related costs during the first nine months of 1999.

  Operating Income and Operating Margin

  Operating income increased to $95,338,000 for the three months ended September 30, 2000 from $42,780,000 for the three months ended September 30, 1999 and operating margin decreased to 20% in the third quarter of 2000 from 21% in the third quarter of 1999. The decrease in the operating margin for the third quarter of 2000 compared to the third quarter of 1999 was primarily due to increased costs for personnel and recruitment, primarily in the professional services, sales, and product development organizations, in the first half of 2000. Operating income increased to $211,533,000 for the nine months ended September 30, 2000 from $109,755,000 for the nine months ended September 30, 1999 and operating margin decreased to 18% in the fiscal 2000 period from 21% in the fiscal 1999 period. Excluding merger-related expenses, operating income increased to $221,535,000 for the nine months ended September 30, 2000 from $109,755,000 for the nine months ended September 30, 1999 and operating margin decreased to 19% in the first nine months of 2000 from 21% in the first nine months of 1999. The decrease in the operating margin, excluding merger-related expenses, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to: (i) increased costs for personnel and recruitment, primarily in the professional services, sales, and product development organizations, in the first half of 2000 and (ii) OpenSite incurring approximately $4,000,000 more in operating losses prior to its acquisition in May 2000 than in the entire nine months ended September 30, 1999. Prior to OpenSite's acquisition by the Company, OpenSite was expanding its sales and marketing activities to build brand recognition without a corresponding increase in sales resulting in the increase in OpenSite's operating losses.

  Other Income, Net

  Other income, net is primarily comprised of interest income earned on the Company's cash and cash equivalents and short- term investments for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, other income, net also included interest expense on the convertible subordinated debentures, losses of an equity method investee, charitable contributions of marketable equity securities, and gain on sale of marketable equity securities. For the three and nine months ended September 30, 2000, other income, net was comprised of the following:

                                                   Three         Nine
                                                  Months        Months
                                                   Ended        Ended
                                               September 30, September 30,
                                                   2000          2000
                                                -----------  ------------
Interest income............................... $15,805,000  $ 38,343,000
Interest expense..............................  (4,472,000)  (13,382,000)
Losses from equity method investee............  (2,073,000)   (7,481,000)
Contribution of marketable equity securities..         --    (28,700,000)
Gain on sale of marketable equity securities..  10,321,000    60,152,000
Other, net....................................    (361,000)     (514,000)
                                                -----------  ------------
                                               $19,220,000  $ 48,418,000
                                                ===========  ============

  Provision for Income Taxes

  Income taxes are comprised primarily of federal and state taxes. Income taxes would not have been materially different from the income tax provision as presented if OnTarget (an S corporation for income tax reporting purposes) had been a C corporation during 1999. Income taxes were $43,532,000 and $18,316,000 for the three months ended September 30, 2000 and 1999, respectively. The provision for income taxes as a percentage of pretax income decreased to 38% during the three months ended September 30, 2000 from 40% during the three months ended September 30, 1999. Income taxes increased to $102,033,000 for the nine months ended September 30, 2000 from $44,441,000 for the nine months ended September 30, 1999 and as a percentage of pretax income increased to 39% in the fiscal 2000 period from 38% in the fiscal 1999 period. The increase in the provision for income taxes as a percentage of pretax income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to non-deductible merger-related expenses. The Company expects its effective tax rate for the remainder of 2000 to be approximately 38%, excluding the effect of non-deductible costs such as merger- related expenses.

  Net Income and Net Income Available to Common Stockholders

  The Company's net income was $71,026,000 for the third quarter of 2000 compared to $27,261,000 for the third quarter of 1999 and as a percentage of total revenues was 15% and 13% for the three months ended September 30, 2000 and 1999, respectively. Net income increased to $157,918,000 for the nine months ended September 30, 2000 from $72,470,000 for the nine months ended September 30, 1999 and as a percentage of total revenues was 13% and 14% for the nine months ended September 30, 2000 and 1999, respectively.

  Net income available to common stockholders was $71,026,000 for the three months ended September 30, 2000 compared to $24,157,000 for the three months ended September 30, 1999. Net income available to common stockholders was $59,163,000 for the nine months ended September 30, 2000 compared to net income available to common stockholders of $27,457,000 for the comparable period in 1999. Net income has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to arrive at net income available to common stockholders. The accounting for mandatorily redeemable convertible preferred stock requires non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock is convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each period presented. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

  Diluted net income per share was $0.14 in the third quarter of 2000 and $0.05 in the comparable period in 1999. For the nine months ended September 30, 2000 diluted net income per share was $0.12 compared to $0.06 in the fiscal 1999 period.

  Liquidity and Capital Resources

  The Company's cash and cash equivalents, short- term investments, and marketable equity securities in aggregate increased to $1,168,309,000 as of September 30, 2000 from $815,913,000 as of December 31, 1999, representing approximately 64% and 66% of total assets, respectively. This increase in absolute dollar amount was primarily attributable to net income, increases in accounts payable, accrued expenses and deferred revenue, issuance of common stock under the Company's stock option plans, and the public offerings and subsequent increase in market value of the Company's equity investments, partially offset by a decrease in deferred income taxes and increases in purchases of property and equipment. The Company's days sales outstanding in accounts receivable was 66 as of September 30, 2000 compared with 98 as of December 31, 1999. As of October 31, 2000, the fair value of the Company's marketable equity securities held as of September 30, 2000 was $24,550,000.

  For the nine months ended September 30, 2000, cash provided by operating activities of $441,030,000 was primarily due to net income, the tax benefit from exercise of stock options, increases in accounts payable, accrued expenses and deferred revenue, partially offset by increases in accounts receivable and the gain on sale of marketable equity securities. For the nine months ended September 30, 1999, cash provided by operating activities of $66,197,000 was primarily due to net income, the tax benefit from exercise of stock options, and increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable.

  Cash used in investing activities of $181,696,000 for the nine months ended September 30, 2000 was primarily the result of the Company's purchases of short-term investments and property and equipment, including leasehold improvements, along with the purchases of Paragren Technologies, Inc., MOHR Development, Inc. and Wind S.r.l., partially offset by proceeds from sales of marketable equity securities. For the nine months ended September 30, 1999, cash used in investing activities of $25,203,000 was primarily due to purchases of property and equipment and net purchases of short- term investments, partially offset by proceeds from disposals of property and equipment.

  For the nine months ended September 30, 2000, cash provided by financing activities of $126,698,000 resulted primarily from the issuance of common stock pursuant to the exercise of stock options. For the nine months ended September 30, 1999, cash provided by financing activities of $357,384,000 was primarily due to the $291,750,000 of net proceeds received from the issuance of the subordinated convertible debentures (see Note 6 to the consolidated financial statements), net proceeds from common stock issued pursuant to the exercise of stock options and the issuance by OpenSite of Series C mandatorily redeemable convertible preferred stock (see Note 7 to the consolidated financial statements). The Company may elect to raise additional capital through a public offering in the future, depending upon market conditions.

  During the nine months ended September 30, 1999, the Company entered into a lease agreement for a new headquarters facility in San Mateo, California. The Company has incurred and expects to continue to incur significant capital expenditures in connection with tenant improvements and furniture and fixtures for this facility. These expenditures are expected to be incurred through the end of 2000. The Company also expects to continue to incur capital expenditures associated with tenant improvements and furniture and fixtures for newly leased offices.

  The Company has used full-serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company has begun to transition more of the office suites to leased space. This transition has involved build-out of tenant improvements, acquisition of furniture and fixtures, and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built out a number of leased facilities and expects this trend to continue.

  Capital expenditures of the nature described above are expected to increase during 2000 and 2001.

  The Company believes that the anticipated cash flows from operations, cash, cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months.

  Risk Factors

  Our total revenue and operating results may fluctuate.

  We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

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

    Increase in cost of software and cost of professional services; and

    Our ability to develop and market new products and control costs.

  One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

  Our quarterly operating results may fluctuate.

  Our total revenue and operating results may vary drastically from quarter to quarter. The main factors that may affect these fluctuations are:

    The discretionary nature of our customers' purchase and budget cycles;

    The size and complexity of our license transactions;

    The potential delays in recognizing revenue from license transactions;

    The timing of new product releases;

    Seasonal variations in operating results; and

    Variations in the fiscal or quarterly cycles of our customers.

  Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to twenty four months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially and adversely affected.

  As a result of these and other factors, revenues for any quarter are subject to significant variation and we believe that period-to- period comparisons of our results of operations are not necessarily meaningful. You should not rely on these comparisons as indications of future performance. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

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

  In particular, we have established non-exclusive strategic relationships with Andersen Consulting, IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues has historically been derived from customers for whom Andersen Consulting, or another systems integrator with which we have a significant relationship, have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with technology vendors such as IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, Inc., among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

  Our current and potential customers may also rely on third- party systems integrators to develop, deploy or manage Siebel eBusiness Applications. If we do not adequately train a sufficient number of system integrators, or if these integrators do not have, or do not devote, the resources necessary to implement our products, our business, operating results and financial condition could be materially and adversely affected.

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

  A substantial majority of our license revenues are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center and related products. We expect that such products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. As a result, factors adversely affecting the cost of such products, pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

  The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

  The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. You should not rely on prior sales and implementation cycles as any indication of future cycles.

  The license of our software products is often an enterprise- wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale eBusiness software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business and operations and cause our operating results to vary significantly from quarter to quarter.

  Our success will require us to continue to expand our direct sales force and technical support staff.

  Failure to expand our direct sales force or technical and customer support staff or to expand our distribution channels could materially and adversely affect our business, operating results and financial condition. We have expanded the distribution of our products in recent years. This expansion has placed new and increased demands on our direct sales force and technical and sales support staff. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and customer support personnel. Although we invest significant resources to expand our direct sales force and our technical and customer support staff, there are only a limited number of qualified personnel in these areas. Therefore, we may not be able to expand our direct sales force and technical support staff as necessary to support our growing operations. In addition, such expansion may not result in increased revenues.

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

  Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For the nine months ended September 30, 2000 and the fiscal year ended December 31, 1999, license revenues from our ten largest customers accounted for approximately 26% and 16%, respectively, of total license revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers, could have a material adverse effect on our business, financial condition and results of operations.

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

  A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies (products) such as Allegis Corporation (Allegis Sales Partner 4.0), Annuncio Software, Inc. (Annuncio Live, Annucio Bright), Ariba, Inc. (Ariba B2B Commerce Platform), Blue Martini Software, Inc. (Blue Martini Customer Interaction System), Brightware, Inc. (Brightware 2000), BroadVision, Inc. (One-to-One), Broadbase Software, Inc. (E-Sales, E-Marketing, E-Service, E-Commerce, E-Personalize), Calico Commerce, Inc. (Calico Configurator, Calico Advisor, Calico Quote, Calico Market Maker, Calico Loyalty Builder), Callidus Software, Inc. (TrueComp), Chordiant Software, Inc. (Chordiant v. 2.0), Dendrite International (Dendrite WebForce, ScripMax), Epicor Software Corporation (Epicor eFrontOffice, Epicor eCommerce Suite, Epicor eIntelligence), E.piphany, Inc. (E.5 System), FirePond, Inc. (FirePond Application Suite 2.0), Firstwave Technologies, Inc. (Firstwave eRM), GoldMine Software Corporation (GoldMine Frontoffice 2000), I2 Technologies, Inc. (RYTHM), Kana Communications, Inc. (Kana Connect, Kana Response, Kana Assist, Kana Advisor, Kana I-Mail, Kana Chat, Kana Voice, Kana Phone, Kana Service, Kana Commerce, Kana eBusiness Platform, Kana Conduits), MarketFirst Software, Inc. (MarketFirst 2.4), MarketSoft (eLeads), Niku Corporation (iNiku, eNiku4, xNiku), Nortel Networks (Clarify eFrontOffice 9.0), ONYX Software Corporation (Onyx Front Office 2000), Oracle Corporation (eBusiness Suite 11i), Pegasystems, Inc. (Pegasystems), PeopleSoft, Inc. (Vantive 8.5), Pivotal Software, Inc. (eRelationship 2000, eSelling 2000), Prime Response, Inc. (Prime@Vantage.com), Quintus Corp. (Quintus eContact Suite), SalesLogix, a division of Interact Commerce Corporation (CommerceLogix, SupportLogix, ACT!), SAP AG (mySAP.com™ Customer Relationship Management), Saratoga Systems, Inc. (Avenue®), ServiceSoft, Inc. (ServiceSoft 2001), Trilogy Software, Inc. (MultiChannel Commerce 2.0), and update.com software (Marketing Manager®) are among the many firms in this market segment.

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

  If we do not maintain our relationships with third- party vendors, interruptions in the supply of our products may result.

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

  Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

  We have acquired several companies within the past year, and we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

  Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. On July 18, 2000, we announced the appointment of Kenneth A. Goldman as our Senior Vice President, Finance and Administration and Chief Financial Officer. He replaced Howard H. Graham, who retired in August 2000. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. None of our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition.

  Substantial leverage and debt service obligations may adversely affect our cash flow.

  We have substantial amounts of outstanding indebtedness, primarily consisting of our 5.50% convertible subordinated notes due September 15, 2006 (see Note 6 to the consolidated financial statements). As a result of this indebtedness, our principal and interest payment obligations are substantial. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We also expect to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

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

  We may not be able to protect our proprietary information.

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

  Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (i) be time consuming to defend, (ii) result in costly litigation, (iii) divert management's attention and resources, (iv) cause product shipment delays and (v) require us to pay monetary damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

  We license certain software from third parties. These third- party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially and adversely affect our business, operating results and financial condition.

  Our International operations involve unique risks.

  Our revenues are primarily derived from large multi- national companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel eBusiness Applications. If we do not, our international sales will be limited and our business, operating results and financial condition could be materially and adversely affected.

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

  Some of our stockholders may be able to exercise control over matters requiring stockholder approval.

  Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 2000. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

  Our stock price may continue to be volatile.

  Our stock price has fluctuated substantially since our initial public offering in September 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

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

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. These include foreign currency forward contracts used to hedge foreign currency receivables, payables and intercompany balances, which are subject to exchange rate risk, cash equivalents and available-for-sale short- term investments, which are subject to interest rate risk.

  The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

  The following summarizes the Company's foreign currency forward contracts, all of which mature in 2000, by currency, as of September 30, 2000. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                         Fair
                                         Contract      Contract      Value at
                                          Amount        Amount     September 30,
                                     (Local Currency)   (US $)      2000 (US$)
                                     ----------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...........      (AUD) 9,346   US$5,645  $        495

British pounds (contracts to pay
 Pounds/receive US$)................  (Pounds)  2,300   US$3,437  $         69

Japanese yen (contracts to pay
 Yen/receive US$)...................  (Yen) 2,903,000  US$27,064  $         35

Canadian dollars ("CAN") (contracts
 to pay CAN/receive US$)............      (CAN) 1,669   US$1,213  $         97

Singapore dollars ("SING") (contract
 to pay SING/receive US$)...........     (SING) 8,000   US$4,619  $         30

Euro (contracts to pay
  EUR/receive US$)..................      (EUR) 64,452 US$59,565  $      2,770

Euro (contracts to receive
  EUR/pay US$)......................      (EUR) 50,986 US$48,870  $     (3,941)

British pounds (contracts to pay
 Pounds/receive EUR)................   (Pounds) 3,201  EUR 5,048  $       (238)

  The following summarizes the Company's short-term investments and the weighted average yields, as of September 30, 2000 (in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           2000     2001     2002     2003     2004    after
                         -------- -------- -------- -------- -------- --------
US Treasury and Agency
securities..............  $7,555  $12,930  $17,496  $24,896   $6,395   $5,180
Wtd. Avg. Yld...........    6.10%    6.64%    6.17%    6.15%    6.68%    5.85%

Municipal securities....  $6,712  $34,045  $27,155   $4,273       --       --
Wtd. Avg. Yld...........    4.18%    4.53%    4.64%    4.92%

Corporate bonds.........  $2,998  $70,219  $30,850   $6,889  $10,276   $4,749
Wtd. Avg. Yld...........    4.04%    6.96%    6.84%    6.94%    6.87%    7.02%

  On September 30, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $272,618,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2000, the fair value of the portfolio would decline by approximately $3,729,000.

  The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

  The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity prices would result in an approximate $3,709,000 decrease in the fair value of the Company's marketable equity securities as of September 30, 2000.

  The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of September 30, 2000 was $1,453,890,000.

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

  Item 2. Changes in Securities and Use of Proceeds.

  The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-12061) relating to the Company's initial public offering of its common stock, was September 27, 1996. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended March 31, 1998 regarding the use of proceeds generated by the Company's initial public offering of its common stock.

  Item 6. Exhibits and Reports on Form 8-K.

    Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated March 1, 1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc.(4)
2.2	Agreement and Plan of Merger and Reorganization dated November 17, 1999, among the Registrant, SE Acquisition Corp. and OnTarget, Inc. (8)
2.3	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (10)
2.4	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (12)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(3)
3.2	Certificate of Amendment of the Amended and Restated Certificiate of Incorporation of the Registrant (9)
3.3	Bylaws of the Registrant.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996.(1)
10.1	Registrant's 1996 Equity Incentive Plan, as amended.(3)
10.2	Registrant's Employee Stock Purchase Plan, as amended.(3)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997.(5)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP.(1)(2)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel.(1)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates.(1)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended.(9)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended.(9)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended.(9)
10.10.1	First Amendment to Lease dated September 23, 2000 (14)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates.(9)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P.(9)
10.16	Registrant's 1998 Equity Incentive Plan, as amended. (11)
23.1	Consent of KPMG LLP, Independent Auditors.(13)
27.1	Financial Data Schedule.(14)

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

  (8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on January 7, 2000.

  (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

  (10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on June 1, 2000.

  (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72969), as amended.

  (12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on October 10, 2000.

  (13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on September 28, 2000.

  (14) Filed herewith.

  (b) Reports on Form 8-K.

  On September 28, 2000, the Registrant filed a Current Report on Form 8-K relating to the Registrant's acquisition of OpenSite Technologies, Inc. On October 10, 2000, the Registrant filed a Current Report on Form 8-K relating to the Registrant's acquisition of OnLink Technologies, Inc.

  SIGNATURES

  Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

  Dated: November 13, 2000

By:	/s/ Kenneth A. Goldman

Kenneth A.Goldman
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)