Form 10-K405
period 2000-12-31
SIEBEL SYSTEMS INC
filed 2001-03-26
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 0-20725

SIEBEL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3187233
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2207 Bridgepointe Parkway
San Mateo, CA     94404
(Address of principal executive offices, including zip code)

(650) 477-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant's Common Stock on February 2, 2001 as reported on the Nasdaq National Market was approximately $24,908,533,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of February 2, 2001, was 447,164,222.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

The statements contained in this annual report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this Report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these factors are discussed under the heading "Risk Factors" and elsewhere in this Report.

PART I

Item 1. Business

Overview

Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web-based applications software designed to meet the sales, marketing and customer service information system requirements of even the largest multinational organizations. Siebel eBusiness Applications enable organizations to sell to, market to, and service their customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers achieve high levels of customer satisfaction and continue to be competitive in their markets.

Siebel eBusiness Applications are available in industry- specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, apparel and footwear, automotive, technology, public sector and finance markets. With best-of-class functionality of eBusiness software, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers and integrate their systems with those of their partners, suppliers and customers, regardless of location.

Our customers are known for delivering the highest levels of quality in their products and services and for their commitment to maintaining the highest levels of customer satisfaction. Spanning diverse industries and locations, Siebel eBusiness Applications customers represent organizations of all sizes.

Through global strategic alliances with industry-leading organizations, we continue to enhance Siebel eBusiness Applications, ensuring that we continue to fully support our customers' rapidly evolving technology requirements and industry best practices, today and in the future.

Products

Siebel eBusiness 2000, released in the second quarter of 2000, is the industry's most comprehensive suite of Web-based eBusiness application software. Siebel eBusiness provides organizations with one view of the customer across multiple distribution channels including the Web, call center, field sales and service, resellers, partners and dealer channels. Our Web-based architecture and diverse product offerings are designed to provide support for sales, marketing and customer service organizations and seamlessly unite the organization's partners, resellers and customers in one global information system.

Siebel Sales

Siebel Sales is designed to allow teams of sales and marketing professionals to manage sales information throughout the entire sales cycle. This core application includes the Opportunity Management, Account Management, Contact Management, Activity Tracking, Message Broadcasting, Siebel Search, Quotas and Incentives modules.

Siebel Sales options, as of December 31, 2000, include Siebel Quotes, Siebel Revenue Forecasting, Siebel Product Forecasting, Siebel Proposals, Siebel Presentations, Siebel Campaigns, Siebel Sales Assistant, Siebel Target Account Selling, Siebel Order Entry, Siebel Distance Learning, Siebel Incentive Compensation, Siebel Executive Information System, Siebel Expense Reporting, Siebel Reports, Siebel Data Quality, Siebel Customer Service Integration, Siebel Product Configuration Integration Object and Siebel Sales Handheld.

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

Siebel Service options, as of December 31, 2000, include Siebel Service Assistant, Siebel Quality Management, Siebel CTI, Siebel Paging and Siebel eMail Response.

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

Siebel Field Service options, as of December 31, 2000, include Siebel Service Inventory, Siebel Shipping/Receiving, Siebel Logistics Manager, Siebel Repair, Siebel Preventive Maintenance, Siebel Barcode, Siebel Service Assistant, Siebel Quality Management and Siebel Field Service Handheld.

Siebel Call Center

Siebel Call Center provides a blended Siebel Sales and Siebel Service functionality that enables call center agents to provide both sales and customer service assistance to customers. It accesses the power of Siebel Sales and Service to integrate all available customer information. This allows each service request to result in additional sales opportunities and provides integrated sales and service histories for each opportunity. This base application includes the Opportunity Management, Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management and Siebel Search modules.

Siebel Call Center options, as of December 31, 2000, include all of the options available for both Siebel Sales and Siebel Service.

Siebel Marketing and Siebel Analytics

Siebel Marketing is a comprehensive suite of applications for the planning, management and execution of multichannel marketing programs. Siebel Marketing supports the entire closed-loop marketing process with integrated analytic, campaign management, data quality and personalization capabilities.

Siebel Analytics is a suite of applications that provide managers and executives with complete and in-depth insight into their customers and multichannel eBusiness operations. Siebel Analytics includes an extensive library of out-of-the-box analyses covering sales, marketing and service. Siebel Analytics also utilizes information from the Siebel data warehouse and custom built data warehouses. Siebel Analytics enables organizations to transform data across the enterprise into valuable information for strategic analysis and decision-making.

Siebel Marketing and Siebel Analytics options, as of December 31, 2000, include Siebel Sales Analysis, Siebel Service Analysis and Siebel Marketing Analysis.

Siebel Interactive Selling

Siebel Interactive Selling is a comprehensive suite of Web applications to help organizations provide online advice, guidance and recommendations to more effectively engage and better serve the customer across multiple channels, including the Web, telesales, direct sales force and dealer networks. By interacting with customers through the selling process, Siebel Interactive Selling enables greater customer acquisition and retention as well as increasing the effectiveness of direct and indirect sales forces.

Siebel Interactive Selling applications allow companies to offer customer-centric, interactive online advice, catalogs, storefronts, product configuration, dynamic pricing and online auctions to maximize the value of every customer interaction. Customers find instant, expert advice every step of the way using Siebel Interactive Selling products.

Siebel Interactive Selling options, as of December 31, 2000, include Siebel eSales, Siebel eAdvisor, Siebel eAuction, Siebel ePricer and Siebel eConfigurator.

Siebel MidMarket Edition

Siebel MidMarket Edition is a family of multichannel sales, marketing and customer service applications. Siebel MidMarket Edition helps small and mid-size companies create a single source of customer information that makes it easier to sell, market and service customers across multiple channels, including the Web, call centers, field sales and reseller networks. Designed for fast deployment, Siebel MidMarket Edition helps small and mid-sized companies increase their productivity.

Siebel Employee Portal

Siebel Employee Portal allows all customer employees to access diverse business information to ensure that customer employees receive consistent, high-quality service. Employees receive a consolidated, personalized view of business data from sources inside and outside the organization. The application allows access to web applications, news, business information, productivity tools and other critical resources in a secure, personalized Web environment.

General Product Options

General product options are typically available on any of the Siebel eBusiness base applications and as of December 31, 2000, include Siebel Encyclopedia, Siebel Office, Siebel Calendar, Siebel Reports, Siebel Expense Reporting, Siebel Executive Information System, Siebel Incentive Compensation, Siebel Order Entry, Siebel Contracts, Siebel Campaigns, Siebel SmartScript, Siebel CTI, Siebel CTI Connect, Siebel Remote, Siebel Anywhere, Siebel Workflow Manager, Siebel Assignment Manager, Siebel Data Quality, Siebel Professional Services, Siebel Resource Assignment, Siebel Time Management and Reporting, Siebel Agreements, Siebel Project Planning, Siebel Consultant's Package, Siebel Distance Learning and Siebel Advanced Search.

Siebel .COM Applications

Siebel .COM Applications allow organizations to interact directly with prospects, customers and partners over the Internet. Using Siebel .COM Applications, organizations can rapidly deploy scalable, secure and Web- based applications for acquiring, growing and retaining customers. Siebel .COM Applications, as of December 31, 2000, include Siebel eSales, Siebel eMarketing, Siebel eService, Siebel eMail Response, Siebel eChannel, Siebel eAuction and Siebel eBriefings.

Siebel eSales. Siebel eSales is a Web-based application which supports unassisted business- to-business and business-to-consumer selling over the Web. Siebel eSales includes a visual product catalog, Web-based quote generation, self-service solution configuration and on-line ordering. Siebel eSales options, as of December 31, 2000, include Siebel eShopping Basket, Siebel eCatalog, Siebel eConfigurator, Siebel ePricer and Siebel eOrders.

Siebel eMarketing. Siebel eMarketing enables enterprises to create, execute and assess Web-based marketing campaigns. With Siebel eMarketing, enterprises segment their customers and prospects; target them with a personalized, automatically generated Web- or email-based promotions; and create graphical reports to assess the effectiveness and return-on-investment of the campaign.

Siebel eService and Siebel eMail Response. Through Web- and email-based service automation, Siebel eService and Siebel eMail Response allow organizations to manage the entire service process and to provide world-class customer service and support via the Internet.

Siebel eChannel. Siebel eChannel allows organizations to turn their partners, distributors, resellers and dealers into a virtual sales and service network. By using Siebel eChannel, organizations can be linked to their business partners over the Internet, allowing business partners to better communicate with the parent organization, sell more, and increase customer satisfaction.

Siebel eAuction. Siebel eAuction enables businesses to increase return on inventory, test product pricing, develop new sales channels and create better customer experiences through cross-selling and promotion. Using Siebel eAuction, businesses can expand their eCommerce offering by implementing a variety of pricing options such as forward and reverse auctions. Extending the Web and email channels into a new auction channel, Siebel eAuction is an effective way to transact business, while maximizing revenue and long-term customer value.

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

Siebel Industry Applications

Our products are available in industry-specific versions, all with similar functionality, but each specifically designed for a particular industry. Examples of our industry applications include:

  Siebel eApparel & Footwear

  Siebel eAutomotive

  Siebel eClinical

  Siebel eCommunications

  Siebel eConsumer Goods

  Siebel eEnergy

  Siebel eFinance

  Siebel eHealthcare

  Siebel eInsurance

  Siebel ePharma

Product Development Expense

During 1998, 1999 and 2000, the Company had product development expenses of approximately $46.4 million, $81.1 million and $145.5 million, respectively.

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

Customer Support and Training

We offer a comprehensive, multi-tiered, integrated family of global support programs designed to ensure successful implementation and customer satisfaction. These programs include maintenance, technical support, professional services and customer communications, as well as extensive educational offerings. Our educational offerings include technical training, end user training and advanced sales training.

Marketing and Sales

Our sales and service professionals are located in thirty-eight countries, with seventy offices in the United States and seventy offices outside of the United States. In the United States, we market and sell our products and services through our direct sales and services organization and through channel partners including Great Plains, J.D. Edwards, Compaq Computer and others. Outside of the United States, we sell our products primarily through our direct sales and services organization in the countries where we have an office and through channel partners. We also market and sell our products through distributors, primarily in Japan, Latin America, South Africa and Asia.

Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large scale deployments anticipated by our customers will require a number of highly trained global services personnel.

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

Maintain and Extend Advanced Technology Position

We provide what we believe to be the industry's most comprehensive family of multichannel eBusiness applications, enabling organizations to sell to, market to and service customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. Siebel eBusiness Applications enable organizations to manage, synchronize and coordinate their customer touchpoints. Utilizing advanced information technology, Siebel eBusiness Applications are built on a component-based architecture that provides a broad range of functionality for eBusiness applications deployments.

We intend to continue investing substantial resources in technological research and developments, such as:

Proven, Component-based Architecture: The Siebel eBusiness architecture includes Siebel Remote, one of the industry's most scalable data synchronization technologies for mobile clients and server-to- server replication; Siebel Workflow Manager, which allows organizations to visually model business processes and apply workflow automation rules across all channels of distribution; Siebel Tools, a visual development toolset that allows organizations to customize their user interface, business rules and data; and Siebel EAI, which provides pre-built integration with leading middleware products and industry-specific back office products.

Support for Multiple Computing Platforms: To enable immediate access to key customer information, Siebel eBusiness Applications can operate on multiple computing platforms used by organizations, including mobile clients, connected clients, thin clients, wireless clients and handheld clients.

Web-based Architecture: The Siebel eBusiness Applications product architecture is entirely Web-based and designed for fast performance. Siebel eBusiness Applications are capable of operating within a standard Web browser as thin clients, with no Siebel software installed on the client computing device. This technology contributes to a dramatic reduction of the costs of deploying Siebel eBusiness Applications by nearly eliminating client software distribution costs.

Full Life Cycle Management: Siebel eBusiness Applications technology also makes it easier for organizations to manage the full application deployment life cycle. Automatic Siebel application upgrades and remote software distribution contribute to a dramatic reduction of the costs associated with deploying software and help to ensure the success of the deployment.

The Siebel eBusiness Applications product architecture enables organizations to configure their Siebel eBusiness Applications once and then deploy that same configuration to all their users. Once an organization makes customizations to the underlying objects, the customizations can operate automatically across nearly all types of client computing devices. This technology is designed to provide significant cost savings in deployment and implementation costs and assures consistency across customer-facing channels.

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

Siebel eBusiness Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security and business processes across both centralized and decentralized deployment topologies.

Develop and Maintain Global Strategic Alliances

Having long recognized the power and value of strategic partnerships, one of our core competencies is our ability to develop and maintain long-term global strategic partnerships with the largest and most influential corporations in the technology marketplace, including IBM, Avaya, Accenture (formerly Andersen Consulting), Compaq, Deloitte Consulting, Unisys and PricewaterhouseCoopers.

We have partnered with best-of-class business and system integrators, hardware, software, support and training partners to help ensure the successful deployment of Siebel eBusiness Applications. These global strategic partnerships with industry leaders help ensure that we deliver solutions that meet our global customers' sales, marketing and customer service requirements. We believe these partnerships enable us to deliver the most comprehensive suite of eBusiness solutions to our customers.

Siebel's partners include the following industry leaders:

System Integrator	Software	Platform
Accenture	Alcatel	Compaq
Cap Gemini Ernst & Young	Ariba	IBM
Deloitte Consulting	Avaya	MicroSoft
EDS	BroadVision	Nokia
IBM	Cisco	Sun Microsystems
PricewaterhouseCoopers	i2	Sprint PCS
Siemens Business Services	Manugistics	Unisys

Support Successful Customer Implementations

Our success depends on our customers' successful implementations of Siebel eBusiness Applications. As a result, we actively support the customer's deployment efforts by providing Internet and telephone technical support and comprehensive instructor-led training, and assigning an account management team to each customer that consists of a sales representative, a technical account manager and an executive sponsor.

Expand Global Sales Capabilities

We currently have operations in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Ireland, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom and the United States, and have introduced localized versions of Siebel eBusiness Applications for major European and Asian markets. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets, and by continuing to develop our channel partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

During each of 1998, 1999 and 2000, no individual customer accounted for more than 10% of revenues. International license revenues for 1998, 1999 and 2000 were $89.3 million, $157.7 million and $447.9 million, respectively. This represented 30%, 31% and 40% of total license revenues in 1998, 1999 and 2000, respectively.

Acquisitions

In May 2000, October 2000 and November 2000, we acquired OpenSite Technologies, Inc. ("OpenSite"), OnLink Technologies, Inc. ("OnLink") and Janna Systems Inc. ("Janna"), respectively. Each of these acquisitions has been accounted for as a pooling-of-interests. Accordingly, our financial statements have been restated to include the financial position and results of operations of OpenSite, OnLink and Janna for all periods presented.

Under the terms of the OpenSite and OnLink acquisition agreements, each outstanding share of OpenSite and OnLink common stock was exchanged for approximately 0.2630 and 0.3308, respectively, of newly issued shares of our common stock. This resulted in the issuance of approximately 7.4 million additional shares of our common stock in each transaction to the former shareholders of OpenSite and OnLink.

Under the terms of Janna acquisition agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of our common stock or, at the election of Janna shareholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of our Canadian subsidiary ("ExchangeCo") that are currently exchangeable for our common stock. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for our common stock on a one-for-one basis at any time at the option of the holder. This resulted in the issuance of approximately 9.4 million shares of our common stock to the former Janna shareholders (which number assumes that all of the Exchangeable Shares have been exchanged for our common stock). Except as otherwise indicated in this Report, the number of shares of our common stock issued and outstanding as of a specific date shall assume that all of the Exchangeable Shares have been exchanged for our common stock.

In connection with the acquisition of Janna, we also issued one share of our Series A1 Preferred Stock to Montreal Trust Company of Canada (the "Trustee"), as trustee on behalf of the holders of the Exchangeable Shares. The Series A1 Preferred Stock gives the holders of Exchangeable Shares the ability to vote at our stockholder meetings as if they held shares of our common stock. The Trustee, as the holder of the Series A1 Preferred Stock, is entitled to a number of votes equal to the number of Exchangeable Shares outstanding. The votes attached to the Series A1 Preferred Stock will be exercised by the trustee in accordance with an agreement among the Trustee, ExchangeCo and Siebel.

All outstanding stock options of OpenSite, OnLink and Janna were converted into the right to acquire our common stock at the same respective exchange ratio with a corresponding adjustment to the exercise price.

OpenSite's technology enables companies to create branded, interactive, real-time Internet auctions and automates the process of installing, running and maintaining a company's dynamic commerce applications. OnLink's technology is designed to provide companies with guided, interactive online communication with customers to identify what the customer needs and automatically match the customer with the appropriate product and service configurations. Janna is a leading provider of eRelationship Management (eRM) solutions for the financial services industry. Janna's technology enables enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers.

Competition

The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Our products are targeted at the emerging market for sales, marketing and customer information systems. We face competition from customers' internal development efforts, custom system integration products, as well as other application software providers that offer a variety of products and services designed to address this market. We believe that the market for global eBusiness information systems has historically not been well served by the application software industry. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise. Please see "Risk Factors - To be successful, we must effectively compete in the eBusiness systems market."

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

We frequently rely on system consulting and system integration firms for implementation and other global services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of these third parties have similar and often more established relationships with our competitors. We cannot assure you that these third parties, many of which have significantly greater resources than us, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products.

Other Competitors

A large number of personal, departmental and other products exist in the Siebel eBusiness Applications market. Companies such as Allegis Corporation, Ariba, Inc., Art Technology Group, Blue Martini Software, Inc., Brightware, Inc., BroadVision, Inc., Broadbase Software, Inc., Calico Commerce, Inc., Callidus Software, Inc., Chordiant Software, Inc., Dendrite International, Epicor Software Corporation, E.piphany, Inc., FirePond, Inc., FrontRange Solutions, Inc., i2 Technologies, Inc., Intershop, Inc., Invensys plc, Kana Communications, Inc., Lucent Technologies, Inc., Moai Technologies, Inc., Marketsoft Corp., Niku Corporation, Nortel Networks, ONYX Software Corporation, Oracle Corporation, Pegasystems, Inc., PeopleSoft, Inc., Pivotal Software, Inc., Prime Response, Inc., Remedy Corporation, Quintus Corp., SalesLogix (a division of Interact Commerce Corporation), SAP AG, Saratoga Systems, Inc., Trilogy Software, Inc., update.com software and Vignette Corporation are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We believe that we compete favorably in this marketplace based on the following competitive advantages: a breadth and depth of functionality, a modern and enduring Web-based product architecture, an ability to manage all customer interactions support across multiple channels, configurable business objects, support for the global enterprise, scalability allowing support for large user communities and strategic alignments with industry leaders. In general, we have priced our products at or above those of our competitors, which pricing we believe is justified by the scope of functionality delivered and the performance characteristics afforded by our products.

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

Employees

As of December 31, 2000, we had a total of 7,389 employees, of which 2,561 were engaged in sales and marketing, 1,023 were in product development, 3,167 were in global services, and 638 were in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

Our principal administration, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to leases which expire between September 2005 and December 2015, and Emeryville, California, pursuant to a lease which expires in February 2013. We currently also occupy a number of domestic and international sales and support offices.

Item 3. Legal Proceedings

We are engaged in certain legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years. All amounts give retroactive effect to the Company's stock splits, which were effective November 1, 1999 and September 8, 2000.

                                                      High      Low
                                                     -------  -------
Quarter Ended March 31, 1999 ...................... $ 13.63  $  7.94
Quarter Ended June 30, 1999........................   16.84     7.88
Quarter Ended September 30, 1999...................   19.44    12.09
Quarter Ended December 31, 1999....................   46.00    15.92
Quarter Ended March 31, 2000.......................   87.56    32.75
Quarter Ended June 30, 2000........................   85.13    37.69
Quarter Ended September 30, 2000...................  118.44    66.00
Quarter Ended December 31, 2000....................  119.88    55.75

As of December 31, 2000, we had approximately 1,321 holders of record of our common stock. We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the foreseeable future. The last reported sale price of our common stock on February 2, 2001 was $63.00 per share.

(b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended, (No. 333-12061) relating to our initial public offering of our Common Stock, was June 27, 1996. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended March 31, 1998, regarding the use of proceeds generated by our initial public offering.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected financial data for each of the years in the three-year period ended December 31, 2000, and as of December 31, 1999 and 2000, is derived from our consolidated financial statements that have been included in this Form 10-K and has been audited by KPMG LLP, independent auditors. The selected financial data as of December 31, 1996, 1997 and 1998 and the years ended December 31, 1996 and 1997 is derived from consolidated financial statements that have not been included in this Form 10-K.

For each of the periods presented the Company's financial data has been restated to reflect the acquisitions of Scopus Technology, Inc. ("Scopus") in 1998, OnTarget, Inc. ("OnTarget") in 1999 and OpenSite Technologies, Inc. ("OpenSite"), OnLink Technologies, Inc. ("OnLink") and Janna Systems Inc. ("Janna") in 2000, all of which have been accounted for as poolings-of-interests.

                                                            Year Ended December 31,
                                           ----------------------------------------------------------
                                             1996        1997        1998        1999         2000
                                           ---------   ---------   --------   ----------   ----------
                                               (in thousands, except per share data and employees)
Operating Data:
   Total revenues.......................  $ 113,514   $ 226,221   $417,861   $  813,461   $1,795,384
   Operating income.....................  $  14,356   $   8,394   $ 64,469   $  161,187   $  322,535
   Net income...........................  $   9,979   $     560   $ 42,290   $  110,025   $  221,899
   Net income available to
    common stockholders(1)..............  $   9,979   $     560   $ 41,926   $   56,861   $  123,144
   Pro forma net income (loss) (2)......  $   9,574   $     (93)  $ 41,914   $  109,660   $  221,899
   Pro forma net income (loss) available
    to common stockholders(1)...........  $   9,574   $     (93)  $ 41,550   $   56,496   $  123,144
   Pro forma diluted net income (loss)
    available per common share..........  $    0.03   $   (0.00)  $   0.10   $     0.12   $     0.24
   Pro forma basic net income (loss)
    available per common share..........  $    0.04   $   (0.00)  $   0.11   $     0.15   $     0.29
   Total assets.........................  $ 210,838   $ 275,592   $464,063   $1,275,601   $2,161,741
   Convertible subordinated debentures..  $      --   $      --   $     --   $  300,000   $  300,000
   Mandatorily redeemable convertible
    preferred stock.....................  $      --   $      --   $  4,818   $   80,459   $       --
   Total stockholders' equity...........  $ 173,388   $ 213,532   $299,068   $  644,670   $1,279,946
   Employees............................        553       1,030      1,655        3,604        7,389

(1) Both net income and pro forma net income (loss) have been reduced by the accretion of OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders and pro forma net income (loss) available to common stockholders, respectively. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each of the years ended December 31, 1998, 1999 and 2000, the only periods in the above table in which the mandatorily redeemable convertible preferred stock was outstanding. The amount of accretion for a statement of operations period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

(2) Prior to the acquisition of OnTarget by the Company in 1999, OnTarget had elected subchapter S status for Federal income tax purposes. Prior to January 1, 1998 and July 1, 1998, OpenSite and OnLink, respectively, had also elected subchapter S status for Federal income tax purposes. Accordingly, no income tax provision was presented in the historical financial statements of OnTarget, OpenSite and OnLink for these periods, as the income was taxable personally to the stockholders. The Company has reduced net income and net income available to common stockholders by pro forma income taxes in order to reflect income tax expense that would have been reported if OnTarget, OpenSite and OnLink had been C corporations for each of the applicable periods in which they were subchapter S corporations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Siebel is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web-based applications software designed to meet the sales, marketing and customer service information system requirements of even the largest multinational organizations. Siebel eBusiness Applications enable organizations to sell to, market to, and service their customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers achieve high levels of customer satisfaction and continue to be competitive in their markets.

Siebel eBusiness Applications are available in industry- specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, apparel and footwear, automotive, technology, public sector and finance markets. With best-of-class functionality of eBusiness software, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers and integrate their systems with those of their partners, suppliers and customers, regardless of location.

In May 2000, October 2000 and November 2000, the Company acquired OpenSite, OnLink and Janna, respectively. Each of these acquisitions has been accounted for as a pooling- of-interests. Accordingly, the financial statements of the Company have been restated to include the financial position and results of operations of each of these entities for all periods presented.

Under the terms of the OpenSite and OnLink acquisition agreements, each outstanding share of OpenSite and OnLink common stock was exchanged for approximately 0.2630 and 0.3308, respectively, of newly issued shares of the Company's common stock. This resulted in the issuance of approximately 7.4 million additional shares of the Company's common stock in each transaction to the former shareholders of OpenSite and OnLink. Under the terms of Janna's acquisition agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna shareholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of the Company's Canadian subsidiary ("ExchangeCo") that are currently exchangeable for the Company's common stock. This resulted in the issuance of approximately 9.4 million shares of the Company's common stock to the former Janna shareholders (which number assumes that all of the Exchangeable Shares have been exchanged for our common stock). In addition, all outstanding stock options of OpenSite, OnLink and Janna were converted into the right to acquire the Company's common stock at the same respective exchange ratio with a corresponding adjustment to the exercise price.

OpenSite's technology enables companies to create branded, interactive, real-time Internet auctions and automates the process of installing, running and maintaining a company's dynamic commerce applications. OnLink's technology is designed to provide companies with guided, interactive online communication with customers to identify what the customer needs and automatically match the customer with the appropriate product and service configurations. Janna is a leading provider of eRelationship Management (eRM) solutions for the financial services industry. Janna's technology enables enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers.

Results of Operations

The following table sets forth the consolidated statement of operations data for each of the years in the three-year period ended December 31, 2000 expressed as a percentage of total revenues:

                                                   Year Ended December 31,
                                                 -------------------------
                                                  1998     1999     2000
                                                 -------  -------  -------
Revenues:
    Software....................................     71%     63%     62%
    Professional services, maintenance and other     29       37       38
                                                 -------  -------  -------
        Total revenues..........................    100      100      100
                                                 -------  -------  -------
Cost of revenues:
    Software....................................      1        1        1
    Professional services, maintenance and other     16       22       24
                                                 -------  -------  -------
        Total cost of revenues..................     17       23       25
                                                 -------  -------  -------
        Gross margin............................     83       77       75
                                                 -------  -------  -------
Operating expenses:
    Product development.........................     11       10        8
    Sales and marketing.........................     44       38       38
    General and administrative..................      9        9        9
    Merger-related expenses.....................      3       --        2
                                                 -------  -------  -------
        Total operating expenses................     67       57       57
                                                 -------  -------  -------
        Operating income........................     16       20       18
Other income, net...............................      1        2        3
                                                 -------  -------  -------
        Income before income taxes..............     17       22       21
Income taxes....................................      7        8        9
                                                 -------  -------  -------
        Net income..............................     10%     14%     12%
                                                 =======  =======  =======

For Each of the Years Ended December 31, 1998, 1999 and 2000

Revenues

Software. License revenues increased from $294.7 million and $510.9 million for the years ended December 31, 1998 and 1999, respectively, to $1,114.8 million for the year ended December 31, 2000. License revenues as a percentage of total revenues were 71% in fiscal 1998 and 63% in fiscal 1999 as compared to 62% in the fiscal 2000 period. License revenues increased in absolute dollars during these periods from the respective prior year periods due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, to existing users of Siebel base applications. This increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally. The Company expects that license revenues will continue to increase in absolute dollars, but will remain the same or decrease as a percentage of total revenues as the Company's maintenance and other services revenues continue to grow as a result of increases in the installed base of customers purchasing such services.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased from $123.1 million and $302.6 million for the years ended December 31, 1998 and 1999, respectively, to $680.6 million for the year ended December 31, 2000 and as a percentage of total revenues were 29% in fiscal 1998 and 37% in fiscal 1999 as compared to 38% in the fiscal 2000 period. These increases in absolute dollars were due to growth in the Company's sales and marketing training businesses, consulting business and in the installed base of customers receiving maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically twelve months. The Company expects that professional services, maintenance and other revenues will remain the same or increase as a percentage of total revenues due to increased maintenance revenues derived from the Company's growing installed customer base and due to the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Latin America, South Africa and Asia. International license revenues accounted for 30%, 31% and 40% of license revenues in 1998, 1999 and 2000, respectively. The Company is increasing its international sales force and establishing distribution relationships with strategic partners and expects international revenues will continue to account for a substantial portion of total revenues in the future.

On January 14, 2000, the Company acquired Paragren Technologies, Inc. ("Paragren") in a purchase transaction for cash consideration of $18.1 million. Concurrently, the Company licensed software to APAC Customer Services, Inc. ("APAC"), the former parent of Paragren. The Company recognized $2.2 million of license revenue from APAC during the year ended December 31, 2000.

During the first quarter of 2000, the Company established a program whereby qualified startup companies can obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified startup companies are generally companies who have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized $13.1 million of license revenues related to this program during the year ended December 31, 2000.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of software license revenues has averaged approximately 2% of software license revenues for each of the years in the three-year period ended December 31, 2000. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred in providing sales and marketing training, consulting and other global services. Cost of professional services, maintenance and other revenues increased from $66.8 million and $178.1 million for the years ended December 31, 1998 and 1999, respectively, to $426.5 million for the year ended December 31, 2000 and as a percentage of professional services, maintenance and other revenues were 54% in fiscal 1998 and 59% in fiscal 1999 as compared to 63% in fiscal 2000. The increase in the absolute dollar amount reflects increased costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting and training businesses. The increase as a percentage of professional services, maintenance and other revenues reflects an increased proportion of this revenue coming from implementation services that are at lower margins versus maintenance services, which are at higher margins. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands its global services organization to support a growing installed customer base; its consulting organization to meet anticipated customer demands in connection with product implementation; and the training organization to support the growing needs of its customers. These costs are expected to remain the same or increase as a percentage of total revenues in the future.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased from $46.4 million and $81.1 million for the years ended December 31, 1998 and 1999, respectively, to $145.5 million for the year ended December 31, 2000 and decreased as a percentage of total revenues from 11% and 10% in the fiscal 1998 and 1999 periods, respectively, to 8% in the fiscal 2000 period. The increases in the absolute dollar amount of product development expenses were primarily attributable to costs of additional personnel in the Company's product development operations. Due in part to efficiencies obtained related to the Company's acquisitions (see Notes 10 and 11 to the consolidated financial statements for a discussion of the acquisitions), product development expenses as a percentage of total revenues has declined in each of the last two years. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to continue to increase in absolute dollar amount but remain at a similar percentage of total revenues as in 2000. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses increased from $183.3 million and $311.3 million for the years ended December 31, 1998 and 1999, respectively, to $688.6 million for the year ended December 31, 2000 and as a percentage of total revenues, sales and marketing expenses were 44% and 38% in the fiscal 1998 and 1999 periods, respectively, as compared to 38% in the fiscal 2000 period. The increases in the absolute dollar amount of sales and marketing expenses reflect: (i) the hiring of additional sales and marketing personnel; (ii) costs associated with expanded promotional activities; and (iii) indirect merger-related costs, such as corporate sales training and marketing programs. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts, establishes additional sales offices in the United States and internationally and increases promotional activities. As a result of utilizing the Company's sales and marketing infrastructure to promote acquired companies' products and other cost efficiencies and benefits of economies of scale, the Company believes it is likely that sales and marketing expenses as a percentage of total revenues will remain the same or decrease as a percentage of total revenues as compared to the percentage of total revenues in 2000.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased from $37.8 million and $73.6 million for the years ended December 31, 1998 and 1999, respectively, to $158.5 million for the year ended December 31, 2000 and as a percentage of total revenues were 9% in each of the years in the three-year period ended December 31, 2000. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that general and administrative expenses as a percentage of total revenues will remain the same or decrease as a percentage of total revenues as compared to the percentage of total revenues in 2000.

Merger-Related Expenses. During fiscal 2000, the Company expensed $10.0 million of direct merger-related expenses in connection with the Company's acquisition of OpenSite, $9.0 million of direct merger-related expenses in connection with the Company's acquisition of OnLink and $17.5 million of direct merger-related expenses in connection with the Company's acquisition of Janna. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2000, the Company had settled $15.4 million of these merger-related costs and, accordingly, has reflected the remaining $21.1 million of these merger-related costs in accounts payable and accrued liabilities. The remaining liabilities consist of $18.0 million of investment banker fees; $2.3 million of legal, accounting and other professional fees; and $800,000 of other merger-related costs. The Company expects to settle these liabilities in fiscal 2001.

The Company did not incur any significant merger-related costs during fiscal 1999. In connection with the Company's acquisition of Scopus in 1998, the Company incurred direct merger-related expenses of $13.5 million, comprised of investment bankers, attorneys, accountants and other professional fees; integration charges related to duplicate facilities and equipment; and other miscellaneous expenses.

Operating Income and Operating Margin

Operating income increased from $64.5 million for the year ended December 31, 1998 and $161.2 million for the year ended December 31, 1999 to $322.5 million for the year ended December 31, 2000 and operating margin was 16% and 20% in the fiscal 1998 and 1999 periods, respectively, as compared to 18% in the fiscal 2000 period. Excluding merger-related expenses, operating income increased from $78.0 million and $161.2 million for the years ended December 31, 1998 and 1999, respectively, to $359.0 million for the year ended December 31, 2000 and operating margin was 19% and 20% in the fiscal 1998 and 1999 periods, respectively, as compared to 20% in the fiscal 2000 period. As a result of operating efficiencies obtained subsequent to the Company's acquisition of OpenSite, OnLink and Janna, the Company's fiscal 2000 operating margins, excluding merger-related expenses, were consistent with that of fiscal 1999, even though both OpenSite's and OnLink's fiscal 2000 operating losses increased for the period prior to their respective acquisitions by an aggregate of $10 million over the full fiscal year ended December 31, 1999. The increase in OpenSite's and OnLink's operating loss prior to their acquisition was the result of OpenSite and OnLink expanding their sales and marketing activities to build brand recognition without a corresponding increase in sales.

Other Income, Net

For fiscal 1998, 1999 and 2000, other income, net was comprised of the following (in thousands):

                                                 1998       1999       2000
                                               ---------  ---------  ---------

Interest income.............................. $   7,861  $  18,086  $  56,766
Interest expense.............................       (96)    (6,100)   (17,909)
Losses from equity method investee(Sales.com)        --         --     (7,481)
Charitable contributions.....................        --     (6,000)   (30,705)
Net gains on sale of investments and
  marketable equity securities...............        --     12,343     60,901
Other, net...................................    (1,279)    (3,239)       303
                                               ---------  ---------  ---------
                                              $   6,486  $  15,090  $  61,875
                                               =========  =========  =========

Interest income represents earnings on the Company's increased balances of cash and cash equivalents and short-term investments. In September 1999, the Company issued $300.0 million of convertible subordinated debentures bearing interest at 5.50% and, accordingly, the Company's other income, net reflects the interest expense for the period the convertible subordinated debentures were outstanding. In December 1999, the Company sold a controlling interest in Sales.com and has accounted for this investment under the equity method of accounting during fiscal 2000. During fiscal 2000 the Company had realized gains of $60.9 million, which primarily represented gains on the Company's investment in USinternetworking, Inc. Fiscal 2000 charitable contributions were primarily comprised of the Company's contribution of a portion of the investment in USinternetworking, Inc. to various charitable organizations.

Pro Forma Income Taxes

Income taxes, which were comprised primarily of federal and state taxes, totaled $28.7 million, $66.3 million and $162.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. Prior to the acquisition of OnTarget by the Company in December 1999, OnTarget had elected subchapter S status for Federal income tax purposes. Prior to July 1, 1998, OnLink had also elected subchapter S status for Federal income tax purposes. Accordingly, no income tax was presented in the historical financial statements of OnTarget or OnLink for these periods as the income was taxable personally to the stockholders. Pro forma income taxes for each of the three years ended December 31, 2000 reflect income tax expense that would have been reported if OnTarget and OnLink had been subchapter C corporations for each of the applicable periods in which they were subchapter S corporations. Pro forma income taxes were $29.0 million, $66.6 million and $162.5 million in 1998, 1999 and 2000, respectively. Pro forma income taxes as a percentage of pretax income were 41%, 38% and 42% in 1998, 1999 and 2000, respectively. The pro forma tax rate for both fiscal 1998 and 2000 was higher than the rate in 1999 primarily due to non-deductible items related to acquisitions. As a result of deductions relating to stock options, the Company paid no U.S. federal income taxes during 2000.

Pro Forma Net Income and Pro Forma Net Income Available to Common Stockholders

The Company had pro forma net income of $41.9 million, $109.7 million and $221.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. Pro forma net income available to common stockholders was $41.6 million and $56.5 million for the years ended December 31, 1998 and 1999, respectively, as compared to $123.1 million for the year ended December 31, 2000. Pro forma net income has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine pro forma net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each of the years ended December 31, 1998, 1999 and 2000. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one for one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Pro forma diluted net income available per common share was $0.10, $0.12 and $0.24 in fiscal 1998, 1999 and 2000, respectively.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments in aggregate increased from $685.2 million as of December 31, 1999 to $1,152.6 million as of December 31, 2000, representing approximately 54% and 53% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 98 days as of December 31, 1999 compared with 81 days as of December 31, 2000. As of February 2, 2001, the fair value of the Company's marketable equity securities was $12.6 million.

At December 31, 2000, the Company had $300.0 million of convertible subordinated debentures outstanding. The seven-year term notes bear interest at a rate of 5.50% and are convertible into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300.0 million. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

Cash provided by operating activities was $86.4 million, $89.7 million and $438.6 million for fiscal 1998, 1999 and 2000, respectively. The increase in cash provided from operations in fiscal 1999 was primarily the result of: (i) revenue growth and increased profits from operations of $110.0 million, (ii) a tax benefit from the exercise of employee stock options of $91.7 million and (iii) increases in accounts payable, accrued expenses and deferred revenue of $76.7 million, partially offset by an increase in accounts receivable and prepaids of $192.5 million. The increase in cash provided from operations in fiscal 2000 was primarily the result of: (i) revenue growth and increased profits from operations of $221.9 million; (ii) a tax benefit from the exercise of employee stock options of $185.6 million and (iii) increases in accounts payable, accrued expenses and deferred revenue of $343.7 million, partially offset by an increase in accounts receivable and prepaids of $317.3 million.

Cash used in investing activities was $101.8 million, $90.5 million and $384.3 million for fiscal 1998, 1999 and 2000, respectively. For both fiscal 1998 and 1999, the Company's investing activities consisted primarily of purchases of property and equipment, short-term investments and other long-term assets. For fiscal 2000, cash used in investing activities was primarily the result of the Company's purchases in the aggregate of $360.0 million of short-term investments and property and equipment, including leasehold improvements, along with the acquisitions of Paragren Technologies, Inc., MOHR Development, Inc. and Wind S.r.l. totaling $29.2 million, partially offset by proceeds from sales of marketable equity securities of $35.4 million.

During fiscal 1999, the Company entered into a lease agreement for a new headquarters facility in San Mateo, California. The Company has incurred and expects to continue to incur significant capital expenditures in connection with tenant improvements and furniture and fixtures for the Company's leased facilities. The Company has used full-serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company has begun to transition more of the office suites to leased space. This transition has involved build-out of tenant improvements, acquisition of furniture and fixtures and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built out a number of leased facilities and expects this trend to continue. Capital expenditures of the nature described above are expected to increase during 2001.

Cash provided by financing activities was $38.4 million, $396.5 million and $208.9 million for fiscal 1998, 1999 and 2000, respectively. For fiscal 1998, the Company's financing activities consisted primarily of $29.0 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and proceeds of $10.5 million from the issuance of preferred stock by OpenSite and OnLink prior to their acquisition. For fiscal 1999, the Company's financing activities consisted primarily of $291.3 million of net proceeds received from the issuance of the subordinated convertible debentures, $76.2 million of net proceeds from the issuance of common stock pursuant to the exercise of stock options and $33.1 million from the issuance of preferred stock by OpenSite and OnLink prior to their acquisition, offset by net repayments of debt of $2.1 million and subchapter S distributions by OnTarget of $2.1 million prior to its acquisition. For fiscal 2000, cash provided by financing activities resulted primarily from proceeds of $189.2 million from the issuance of common stock, primarily pursuant to the exercise of stock options, and proceeds of $20.0 million from the issuance of preferred stock by OnLink prior to its acquisition in October 2000.

While the Company believes that the anticipated cash flows from operations, along with cash and cash equivalents and short-term investments will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months, the Company may elect to raise additional capital through a public offering in the future, depending upon market conditions.

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

  Success in expanding our global services organization, direct sales force and indirect distribution channels;

  Timing of new product introductions and product enhancements;

  Appropriate mix of products licensed and services sold;

  Levels of international transactions;

  Activities of and acquisitions by competitors;

  Timing of new hires and the allocation of our resources;

  Changes in the economy and foreign currency exchange rates;

  Increases in the cost of software and professional services; and

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

Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to twenty-four months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially and adversely affected.

As a result of these and other factors, revenues for any quarter are subject to significant variation and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. You should not rely on these comparisons as indications of future performance. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

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

We rely on strategic relationships with systems integrators, distributors, resellers and technology vendors.

Failure to maintain existing strategic relationships with systems integrators, distributors, resellers and technology vendors, or to establish new relationships in the future, could have a material adverse effect on our business. We have established strategic relationships with a number of organizations that we believe are important to our sales, marketing and support activities, and the implementation of our products. We believe that our relationships with these organizations provide marketing and sales opportunities for our direct sales force and expand the distribution of our products. These relationships allow us to keep pace with the technological and marketing developments of major software vendors and provide us with technical assistance for our product development efforts.

In particular, we have established non-exclusive strategic relationships with Accenture (formerly Andersen Consulting), IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues has historically been derived from customers for whom the systems integrators with which we have a relationship have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with technology vendors such as IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, Inc., among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations and financial condition.

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

A substantial majority of our license revenues are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center and related products. In addition, we offer industry-specific versions of these products. We expect that these products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. Our success depends in part on our ability to market and maintain the industry-specific versions of our products. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

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

Failure to expand our direct sales force or technical and global services staff or to expand our distribution channels could materially and adversely affect our business, operating results and financial condition. We have expanded the distribution of our products in recent years. This expansion has placed new and increased demands on our direct sales force and technical and sales support staff. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and global services personnel. Although we invest significant resources to expand our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Therefore, we may not be able to expand our direct sales force and technical support staff as necessary to support our growing operations. In addition, such expansion may not result in increased revenues.

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

Our success depends on maintaining relationships with our existing customers. A relatively small number of customers have accounted for a significant percentage of our revenues. For 2000, license revenues from our ten largest customers accounted for approximately 19% of total license revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of a small number of customers or any reduction or delay in orders by any such customer, or failure to successfully market our products to new customers or to new industries, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other global services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established, relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us.

A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies such as Allegis Corporation, Ariba, Inc., Art Technology Group, Blue Martini Software, Inc., Brightware, Inc., BroadVision, Inc., Broadbase Software, Inc., Calico Commerce, Inc., Callidus Software, Inc., Chordiant Software, Inc., Dendrite International, Epicor Software Corporation, E.piphany, Inc., FirePond, Inc., FrontRange Solutions, Inc., i2 Technologies, Inc., Intershop, Inc., Invensys plc, Kana Communications, Inc., Lucent Technologies, Inc., Moai Technologies, Inc., Marketsoft Corp., Niku Corporation, Nortel Networks, ONYX Software Corporation, Oracle Corporation, Pegasystems, Inc., PeopleSoft, Inc., Pivotal Software, Inc., Prime Response, Inc., Remedy Corporation, Quintus Corp., SalesLogix (a division of Interact Commerce Corporation), SAP AG, Saratoga Systems, Inc., Trilogy Software, Inc., update.com software and Vignette Corporation are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. We have, in the past, been forced to delay the commercial release of products until the correction of software problems. We could lose revenues as a result of software viruses, errors or defects, including defects in third party products with which our products work. Our products are intended for use in sales applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

If we do not successfully manage our growth, our business may be negatively impacted.

If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources. In addition, this growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business. To manage future growth, we must continue to (i) implement and improve our financial, operational and management controls, reporting systems and procedures on a timely basis and (ii) expand, train and manage our employee work force.

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

We have acquired several companies within the past year, and we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income, and harm to our operations due to power loss.

California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, a sustained or frequent power failure could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships, and having an adverse effect on our operating results.

The loss of key personnel could negatively affect our performance.

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. On July 18, 2000, we announced the appointment of Kenneth A. Goldman as our Senior Vice President, Finance and Administration and Chief Financial Officer. He replaced Howard H. Graham, who retired in August 2000. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. None of our key employees has entered into an employment agreement with us. On March 5, 2001, we announced the resignation of Thomas E. Hogan, our former Senior Vice President, Sales. We have appointed an interim replacement for Mr. Hogan. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition.

Substantial leverage and debt service obligations may adversely affect our cash flow.

We have substantial amounts of outstanding indebtedness, primarily consisting of our 5.50% convertible subordinated notes due September 15, 2006 (see Note 3 to the consolidated financial statements). As a result of this indebtedness, our principal and interest payment obligations are substantial. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We also expect to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2000. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A-1 Preferred Stock, which was issued in connection with the acquisition of Janna. Please see "Item 1. Business - Acquisitions." The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

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

The following summarizes the Company's foreign currency forward contracts, all of which mature in 2001, by currency, as of December 31, 2000. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                                                       Fair
                                         Contract                    Value at
                                          Amount       Contract    December 31,
                                      (Local Currency)  Amount      2000 (US$)
                                      ---------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)............    (AUD) 10,308   US$5,110  $       (637)

British pounds ("GBP") (contracts to
  pay GBP/receive US$)...............     (GBP) 3,800   US$5,430  $       (246)

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)............... (YEN) 3,516,540  US$32,199  $      1,447

Canadian dollars ("CAN") (contracts
  to receive CAN/pay US$)............     (CAN) 3,581   US$2,288  $        100

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)............    (SGD) 11,690   US$6,716  $        (37)

Euro ("EUR") (contracts to pay
  EUR/receive US$)...................    (EUR) 59,683  US$59,280  $      3,333

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)...............    (CHF) 11,657  EUR 7,692  $        (27)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)...............    (GBP) 17,000  EUR 29,043 $      1,833

The following summarizes the Company's short-term investments and the weighted average yields, as of December 31, 2000 (in thousands):

                                           Expected maturity date
                         ------------------------------------------------------
                                                                        There-
                           2001     2002     2003     2004      2005    after
                         -------- -------- -------- --------- -------- --------
US Treasury and Agency
  securities............ $25,611  $11,412  $70,294   $16,953  $20,179       --
Wtd. Avg. Yld...........    6.41%    5.64%    5.17%     5.49%    5.47%

Municipal securities.... $33,773  $27,241   $4,315        --       --       --
Wtd. Avg. Yld...........    4.06%    4.26%    4.48%

Corporate bonds......... $99,642  $39,110  $28,965   $13,533  $10,172       --
Wtd. Avg. Yld...........    5.05%    6.33%    6.28%     6.06%    6.25%

As of December 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $401.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2000, the fair value of the portfolio would decline by approximately $5.9 million.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $1.4 million decrease in the fair value of the Company's marketable equity securities as of December 31, 2000.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debenture as of December 31, 2000 was $901.5 million.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements, together with related notes and the report of KPMG LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a) Executive Officers

The executive officers of the Company as of March 8, 2001, and their ages as of such date, are as follows:

Name	Age	Position
Thomas M. Siebel	48	Chairman and Chief Executive Officer
Patricia A. House	46	Vice Chairman, Co-founder and Vice President, Strategic Planning
Paul Wahl	48	President & Chief Operating Officer
R. David Schmaier	37	Executive Vice President, Products
Kenneth A. Goldman	51	Senior Vice President, Finance and Administration and Chief Financial Officer
Bruce Cleveland	42	Senior Vice President, Marketing
Mark D. Hanson	40	Senior Vice President, Corporate Development
Karen M. Riley	47	Senior Vice President, Global Services
David C. Schwartz	36	Senior Vice President, Engineering

Thomas M. Siebel has served as the Company's Chairman and Chief Executive Officer since its inception in July 1993.

Patricia A. House has been with the Company since its inception in July 1993 and has served as the Company's Vice Chairman, Co- Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as the Company's Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing.

Paul Wahl has served as President and Chief Operating Officer of the Company since April 1999. From November 1998 to April 1999, he served as Chief Executive Officer and President of TriStrata, an internet security company. From June 1991 to September 1998, Mr. Wahl served as Chief Executive Officer of SAP America, Inc., a software company, and was an Executive Board Member of SAP AG.

R. David Schmaier has served as Executive Vice President, Products since January 2001 and served as Senior Vice President, Products from March 1994 to January 2001.

Kenneth A. Goldman has served as the Company's Senior Vice President, Finance and Administration and Chief Financial Officer since August 2000. From July 1996 to July 2000, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Excite@Home, Inc. From 1992 to 1996, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Sybase, Inc. Mr. Goldman is an advisory council member of the Financial Accounting Standards Board and serves on the board of directors of Legato Systems, Inc. and Hyperion Solutions Corporation.

Bruce Cleveland has served as the Company's Senior Vice President, Marketing since January 2001. From 1996 to January 2001 Mr. Cleveland served as the Company's Vice President, Marketing and Vice President, Alliances. Mr. Cleveland has served in a variety of marketing and technical management positions in the high-tech industry, including positions at AT&T, Oracle and Apple Computer.

Mark D. Hanson has served as the Company's Senior Vice President, Corporate Development since January 2001. From December 1998 to January 2001, Mr. Hanson served as the Company's Vice President, Corporate Development. From 1984 to March 1998, Mr. Hanson served in a variety of senior management positions in the high-tech industry, including positions at Visigenic Software, Inc., Sybase, Inc., Macromedia, Inc. and Informix Software.

Karen M. Riley has served as Senior Vice President, Global Services since January 2001 and served as Vice President, Global Services from May 1999 to January 2001. From 1979 to April 1999, Ms. Riley served in a variety of software development, product management and services executive positions and as General Manger of Global CRM and business process outsourcing services practices at IBM.

David C. Schwartz has served as the Company's Senior Vice President, Engineering since June 2000. From 1994 to June 2000, Mr. Schwartz served in a variety of engineering positions within the Company. From 1986 to 1994, Mr. Schwartz served in a variety of software development, product management and services management positions for Oracle Corporation.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of our common stock as of December 31, 2000. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	56

3. Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated March 1, 1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc. (4)
2.2	Agreement and Plan of Merger and Reorganization dated November 17, 1999, among the Registrant, SE Acquisition Corp. and OnTarget, Inc. (8)
2.3	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (10)
2.4	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (12)
2.5	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly-owned subsidiaries of the Registrant, and Janna Systems Inc. (13)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (3)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant. (9)
3.3	Bylaws of the Registrant. (1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate. (1)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (1)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Company. (15)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (3)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (3)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (1)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (5)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP. (1)(2)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (1)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (1)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.10.1	First Amendment to Lease dated September 23, 2000. (14)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (9)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.16	Registrant's 1998 Equity Incentive Plan, as amended. (11)
23.1	Consent of KPMG LLP, Independent Auditors. (16)

__________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

(2) Confidential treatment has been granted with respect to portions of this exhibit.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.

(4) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on March 16, 1998.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6) Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on March 16, 1998.

(7) Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on March 16, 1998.

(8) Incorporated by reference the Registrant's Current Report on Form 8-K filed on January 7, 2000.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2000.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72969), as amended.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 10, 2000.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.

(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-20725), filed on November 27, 2000.

(16) Filed herewith.

(b) Reports on Form 8-K

On October 10, 2000, the Registrant filed a Current Report on Form 8-K relating to the Registrant's acquisition of OnLink Technologies, Inc. On November 27, 2000, the Registrant filed a Current Report on Form 8-K relating to the Registrant's acquisition of Janna Systems Inc.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
January 22, 2001

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data)

                                                                       December 31,
                                                                --------------------------
                                                                    1999          2000
                                                                ------------  ------------

                            Assets

Current assets:
   Cash and cash equivalents.................................. $    486,321  $    751,384
   Short-term investments.....................................      198,878       401,200
   Marketable equity securities...............................      141,939        14,285
   Accounts receivable, net...................................      300,468       521,358
   Deferred income taxes......................................          --         61,825
   Prepaids and other.........................................       33,401        92,825
                                                                ------------  ------------
          Total current assets................................    1,161,007     1,842,877

Property and equipment, net...................................       60,624       189,610
Other assets..................................................       53,970        97,546
Deferred income taxes.........................................          --         31,708
                                                                ------------  ------------
          Total assets........................................ $  1,275,601  $  2,161,741
                                                                ============  ============

             Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable........................................... $     12,944  $     24,113
   Accrued expenses...........................................      131,824       355,159
   Deferred revenue...........................................       89,240       202,523
   Deferred income taxes......................................       15,025           --
                                                                ------------  ------------
          Total current liabilities...........................      249,033       581,795

Convertible subordinated debentures...........................      300,000       300,000
Deferred income taxes.........................................        1,439           --
                                                                ------------  ------------
          Total liabilities...................................      550,472       881,795
                                                                ------------  ------------

Mandatorily redeemable convertible preferred stock............       80,459           --

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.001 par value; 3,222 shares authorized;
    2,819 and no shares issued and outstanding, respectively..            3           --
  Common stock; $0.001 par value; 800,000 shares authorized;
    402,779 and 442,392 shares issued and outstanding,
    respectively..............................................          403           442
  Additional paid-in capital..................................      461,270     1,062,599
  Notes receivable from stockholders..........................         (548)       (1,623)
  Deferred stock compensation.................................       (3,550)      (15,199)
  Accumulated other comprehensive income......................       83,988         7,479
  Retained earnings...........................................      103,104       226,248
                                                                ------------  ------------
          Total stockholders' equity..........................      644,670     1,279,946
                                                                ------------  ------------
          Total liabilities and stockholders' equity.......... $  1,275,601  $  2,161,741
                                                                ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               1998        1999        2000
                                                            ----------  ----------  ----------
Revenues:
    Software.............................................. $  294,728  $  510,874  $1,114,753
    Professional services, maintenance and other..........    123,133     302,587     680,631
                                                            ----------  ----------  ----------
        Total revenues....................................    417,861     813,461   1,795,384
                                                            ----------  ----------  ----------
Cost of revenues:
    Software..............................................      5,656       8,150      17,311
    Professional services, maintenance and other..........     66,773     178,113     426,458
                                                            ----------  ----------  ----------
        Total cost of revenues............................     72,429     186,263     443,769
                                                            ----------  ----------  ----------
        Gross margin......................................    345,432     627,198   1,351,615
                                                            ----------  ----------  ----------
Operating expenses:
    Product development...................................     46,385      81,053     145,514
    Sales and marketing...................................    183,323     311,337     688,612
    General and administrative............................     37,755      73,621     158,450
    Merger-related expenses...............................     13,500         --       36,504
                                                            ----------  ----------  ----------
        Total operating expenses..........................    280,963     466,011   1,029,080
                                                            ----------  ----------  ----------
        Operating income..................................     64,469     161,187     322,535
Other income, net.........................................      6,486      15,090      61,875
                                                            ----------  ----------  ----------
        Income before income taxes........................     70,955     176,277     384,410
Income taxes..............................................     28,665      66,252     162,511
                                                            ----------  ----------  ----------
        Net income........................................     42,290     110,025     221,899
Distributions to preferred stockholders...................        (39)        --          --
Accretion of preferred stock..............................       (325)    (53,164)    (98,755)
                                                            ----------  ----------  ----------
        Net income available to common stockholders....... $   41,926  $   56,861  $  123,144
                                                            ==========  ==========  ==========

Diluted net income per common share....................... $     0.10  $     0.12  $     0.24
                                                            ==========  ==========  ==========
Basic net income per common share......................... $     0.11  $     0.15  $     0.29
                                                            ==========  ==========  ==========
Pro forma net income and per share data:
    Income before income taxes as reported................ $   70,955  $  176,277  $  384,410
    Pro forma income taxes................................     29,041      66,617     162,511
                                                            ----------  ----------  ----------
    Pro forma net income..................................     41,914     109,660     221,899
    Distributions to preferred stockholders as reported...        (39)        --          --
    Accretion of preferred stock as reported..............       (325)    (53,164)    (98,755)
                                                            ----------  ----------  ----------
    Pro forma net income available to common stockholders. $   41,550  $   56,496  $  123,144
                                                            ==========  ==========  ==========

Pro forma diluted net income per common share............. $     0.10  $     0.12  $     0.24
                                                            ==========  ==========  ==========
Pro forma basic net income per common share............... $     0.11  $     0.15  $     0.29
                                                            ==========  ==========  ==========
Shares used in diluted share computation..................    416,395     467,907     522,321
                                                            ==========  ==========  ==========
Shares used in basic share computation....................    364,964     387,867     423,067
                                                            ==========  ==========  ==========
Comprehensive income:
      Net income.......................................... $   42,290  $  110,025  $  221,899
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments..............       (793)      1,365       1,836
    Realized gains on securities..........................        --      (12,343)    (60,901)
    Unrealized gains (loss) on securities.................        201      96,009     (17,444)
                                                            ----------  ----------  ----------
      Other comprehensive income (loss)...................       (592)     85,031     (76,509)
                                                            ----------  ----------  ----------
      Total comprehensive income.......................... $   41,698  $  195,056  $  145,390
                                                            ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                     Notes                  Accumulated
                                                                Preferred Stock     Common Stock      Additional  Receivable    Deferred       Other                   Total
                                                              ----------------- --------------------   Paid-in       from         Stock     ComprehensiveRetained   Stockholders'
                                                               Shares   Amount   Shares     Amount     Capital    Stockholders Compensation Income (Loss)Earnings      Equity
                                                              --------  ------- ---------  ---------  ----------  -----------  -----------  -----------  ---------  ------------
Balances, December 31, 1997..................................     --   $   --    356,939  $     357  $  203,566  $      (406) $      (639) $      (451) $  11,105  $    213,532
Issuance of common stock under Employee Stock Option Plans...     --       --     13,534         14      17,848       --           --           --           --          17,862
Issuance of common stock under Employee Stock Purchase Plans.     --       --      2,464          2       8,532       --           --           --           --           8,534
Issuance of common stock.....................................     --       --      1,404          1       1,815          (82)      --           --           --           1,734
Adjustment to conform acquired company's year-end............     --       --       --         --         --          --           --           --         (1,464)       (1,464)
Cancellation of stock options issued below fair value........     --       --       --         --           (39)      --               39       --           --             --
Forgiveness of notes payable to a shareholder of
  OnLink Technologies, Inc. .................................     --       --       --         --           141       --           --           --           --             141
Issuance of common stock related to Interactive Data
  Systems acquisition........................................     --       --        886          1         303       --             (144)      --           --             160
Issuance of Series A convertible preferred stock.............   1,786        2      --         --         6,049       --           --           --           --           6,051
Tax benefit from stock options...............................     --       --       --         --        13,517       --           --           --           --          13,517
Amortization of deferred compensation related to stock
  options....................................................     --       --       --         --         --          --              288       --           --             288
Unrealized gain on short-term investments (net of
  taxes of $118).............................................     --       --       --         --         --          --           --              201       --             201
Currency translation adjustment (net of taxes of $486).......     --       --       --         --         --          --           --             (793)      --            (793)
Transfer of common stock to employees........................     --       --       --         --           631       --           --           --           --             631
Subchapter S distributions by OnTarget and OpenSite..........     --       --       --         --         --          --           --           --         (3,252)       (3,252)
Change of OpenSite and OnLink from S corporations
  to C corporations..........................................     --       --       --         --            (8)      --           --           --              8           --
Distributions to preferred stockholders......................     --       --       --         --         --          --           --           --            (39)          (39)
Accretion of mandatorily redeemable convertible                                                           --
  preferred stock............................................     --       --       --         --         --          --           --           --           (325)         (325)
Net income...................................................     --       --       --         --         --          --           --           --         42,290        42,290
                                                              --------  ------- ---------  ---------  ----------  -----------  -----------  -----------  ---------  ------------
Balances, December 31, 1998..................................   1,786        2   375,227        375     252,355         (488)        (456)      (1,043)    48,323       299,068
Issuance of common stock under Employee Stock Option Plans...     --       --     21,505         22      59,341          (60)      --           --           --          59,303
Issuance of common stock under Employee Stock Purchase Plans.     --       --      1,666          2      15,735       --           --           --           --          15,737
Issuance of common stock under stock award plan..............     --       --       --         --           198       --           --           --           --             198
Issuance of common stock under stock warrants................     --       --         58       --             8       --           --           --           --               8
Issuance of common stock.....................................     --       --        390       --         3,996       --           --           --           --           3,996
Repurchase of common stock...................................     --       --       (490)      --        (2,795)      --           --           --           --          (2,795)
Termination of put provision of redeemable common
  stock warrants.............................................     --       --       --         --           323       --           --           --           --             323
Repurchase of common stock which was subject
  to vesting.................................................     --       --        (79)      --           (27)      --           --           --           --             (27)
Issuance of Series A and B convertible preferred stock.......   1,033        1      --         --        10,661       --           --           --           --          10,662
Issuance of warrants in connection with license agreement....     --       --       --         --             4       --           --           --           --               4
Tax benefit from stock options...............................     --       --       --         --        91,679       --           --           --           --          91,679
Compensation related to stock options........................     --       --       --         --         4,274       --           (4,274)      --           --             --
Amortization of deferred compensation related to
  stock options..............................................     --       --       --         --         --          --            1,180       --           --           1,180
Unrealized gain on short-term investments (net of                                                         --
  taxes of $51,279)..........................................     --       --       --         --         --          --           --           83,666       --          83,666
Currency translation adjustment (net of taxes                                                             --
  of $837)...................................................     --       --       --         --         --          --           --            1,365       --           1,365
Subchapter S distributions by OnTarget.......................     --       --       --         --         --          --           --           --         (2,080)       (2,080)
Conversion of convertible notes to common stock..............     --       --      1,290          1       6,918       --           --           --           --           6,919
Issuance of common stock related to
  LivePage acquisition.......................................     --       --      1,520          2      11,733       --           --           --           --          11,735
Issuance of common stock related to
  Archer  acquisition........................................     --       --        222       --         1,706       --           --           --           --           1,706
Issuance of common stock related to Target Marketing
  Systems and Target Marketing Systems S.A.
  acquisitions...............................................     --       --      1,470          1       5,161       --           --           --           --           5,162
Accretion of mandatorily redeemable convertible
  preferred stock............................................     --       --       --         --         --          --           --           --        (53,164)      (53,164)
Net income...................................................     --       --       --         --         --          --           --           --        110,025       110,025
                                                              --------  ------- ---------  ---------  ----------  -----------  -----------  -----------  ---------  ------------
Balances, December 31, 1999..................................   2,819        3   402,779        403     461,270         (548)      (3,550)      83,988    103,104       644,670
Issuance of common stock under Employee Stock Option Plans...     --       --     29,498         29     147,382       (1,153)      --           --           --         146,258
Issuance of common stock under Employee Stock Purchase Plans.     --       --        885          1      40,088       --           --           --           --          40,089
Issuance of common stock under stock warrants................     --       --         52       --            41       --           --           --           --              41
Issuance of common stock for services rendered...............     --       --         35       --         1,921       --           --           --           --           1,921
Issuance of common stock.....................................     --       --        327       --         2,801       --           --           --           --           2,801
Repurchase of common stock which was subject
  to vesting.................................................     --       --        (24)      --           (16)      --           --           --           --             (16)
Issuance of Series C convertible preferred stock.............     697        1      --         --        19,974       --           --           --           --          19,975
Issuance of warrants in connection with license agreement....     --       --       --         --         1,176       --           --           --           --           1,176
Tax benefit from stock options...............................     --       --       --         --       185,613       --           --           --           --         185,613
Compensation related to stock options........................     --       --       --         --        24,307       --          (24,307)      --           --             --
Cancellation of stock options issued below
  fair value.................................................     --       --       --         --        (1,167)      --            1,167       --           --             --
Amortization of deferred compensation related to
  stock options..............................................     --       --       --         --         --          --           11,491       --           --          11,491
Unrealized gain on short-term investments (net of
  taxes of $47,938)..........................................     --       --       --         --         --          --           --          (78,345)      --         (78,345)
Currency translation adjustment (net of taxes
  of $1,125).................................................     --       --       --         --         --          --           --            1,836       --           1,836
Repayments of stockholder notes..............................     --       --       --         --         --              78       --           --           --              78
Conversion of mandatorily redeemable convertible
  preferred stock............................................     --       --      5,324          5     179,209       --           --           --           --         179,214
Conversion of Series A, Series B, and Series C
  convertible preferred stock................................  (3,516)      (4)    3,516          4       --          --           --           --           --             --
Accretion of mandatorily redeemable convertible
  preferred stock............................................     --       --       --         --         --          --           --           --        (98,755)      (98,755)
Net income...................................................     --       --       --         --         --          --           --           --        221,899       221,899
                                                              --------  ------- ---------  ---------  ----------  -----------  -----------  -----------  ---------  ------------
Balances, December 31, 2000..................................     --   $    --   442,392  $     442  $1,062,599  $    (1,623) $   (15,199) $     7,479  $ 226,248  $  1,279,946
                                                              ========  ======= =========  =========  ==========  ===========  ===========  ===========  =========  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                     Year Ended December 31,
                                                                                -------------------------------
                                                                                  1998       1999       2000
                                                                                ---------  ---------  ---------
Cash flows from operating activities:
   Net income................................................................. $  42,290  $ 110,025  $ 221,899
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options...................................       288      1,180     11,491
      Compensation related to stock warrants..................................        54        269          --
      Depreciation and amortization...........................................    13,936     24,155     51,391
      Exchange of software for cost-method investments........................         --         --   (13,068)
      Loss from equity method investee........................................         --         --     7,481
      Deferred income taxes...................................................    (9,188)   (18,217)   (62,059)
      Tax benefit from exercise of stock options..............................    13,517     91,679    185,613
      Loss on disposal of property and equipment..............................     4,557        737         13
      Write-down of acquired companies' assets to be disposed.................         --         --     2,298
      Gain on sale of short-term investments and marketable equity securities.         --   (12,343)   (60,901)
      Charitable contribution of marketable equity securities.................         --         --    28,700
      Provision for doubtful accounts and returns, net........................     6,661      8,111     39,385
      Changes in operating assets and liabilities:
         Accounts receivable..................................................   (70,120)  (175,842)  (258,882)
         Prepaids and other...................................................    (7,009)   (16,705)   (58,464)
         Accounts payable and accrued expenses................................    60,294     40,745    230,807
         Deferred revenue.....................................................    31,150     35,952    112,864
                                                                                ---------  ---------  ---------
           Net cash provided by operating activities..........................    86,430     89,746    438,568
                                                                                ---------  ---------  ---------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities.........................         --         --    35,351
   Purchases of property and equipment........................................   (40,641)   (45,604)  (162,186)
   Purchases, sales and maturities of short-term investments, net.............   (58,454)   (35,458)  (197,800)
   Proceeds from disposal of property and equipment...........................         --    13,284         25
   Cash acquired in acquisitions..............................................       (31)       993          --
   Purchase of LivePage Corporation...........................................         --      (802)         --
   Purchase of Archer Enterprise Systems, Inc. ...............................         --      (441)         --
   Purchase of Paragren Technologies, Inc.....................................         --         --   (18,050)
   Purchase of MOHR Development, Inc., net of acquired cash...................         --         --    (7,905)
   Purchase of Wind S.r.l. ...................................................         --         --    (3,257)
   Other non-operating assets and non-marketable securities...................    (2,641)   (22,519)   (18,084)
   Advance to affiliate, net..................................................         --         --   (12,362)
                                                                                ---------  ---------  ---------
           Net cash used in investing activities..............................  (101,767)   (90,547)  (384,268)
                                                                                ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases.................    28,987     76,233    189,173
   Proceeds from issuance of preferred stock, net of repurchases..............    10,544     33,139     19,975
   Proceeds from issuance of convertible debt, net............................         --   291,316          --
   Borrowings on line of credit...............................................     1,542      5,874          --
   Repayments of line of credit and capital lease obligations.................       (91)    (7,937)      (299)
   Subchapter S distributions.................................................    (2,546)    (2,080)         --
   Repayments of stockholder notes............................................         --         --        78
                                                                                ---------  ---------  ---------
           Net cash provided by financing activities..........................    38,436    396,545    208,927
                                                                                ---------  ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents.............      (203)       115      1,836
                                                                                ---------  ---------  ---------
Change in cash and cash equivalents...........................................    22,896    395,859    265,063
Adjustments to conform acquired company's year end............................    (4,140)         --         --
Cash and cash equivalents, beginning of period................................    71,706     90,462    486,321
                                                                                ---------  ---------  ---------
Cash and cash equivalents, end of period...................................... $  90,462  $ 486,321  $ 751,384
                                                                                =========  =========  =========
Supplemental disclosures of cash flows information:
   Cash paid for interest..................................................... $      12  $       7  $  16,324
                                                                                =========  =========  =========

   Cash paid for income taxes................................................. $  14,198  $  14,545  $  15,434
                                                                                =========  =========  =========
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies............................... $   6,000  $       -- $   3,000
                                                                                =========  =========  =========

   Conversion of preferred stock into common stock............................ $       -- $       -- $ 179,214
                                                                                =========  =========  =========

   Convertible notes issued for acquisitions.................................. $       -- $   6,918  $       --
                                                                                =========  =========  =========
   Common stock issued for acquisitions....................................... $       -- $  18,603  $       --
                                                                                =========  =========  =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. (the "Company") is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web-based applications software designed to meet the sales, marketing and customer service information system requirements of even the largest multinational organizations. Siebel eBusiness Applications enable organizations to sell to, market to and service their customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers achieve high levels of customer satisfaction and continue to be competitive in their markets.

  In May 2000, October 2000 and November 2000, the Company acquired OpenSite Technologies, Inc. ("OpenSite"), OnLink Technologies, Inc. ("OnLink") and Janna Systems Inc. ("Janna"), respectively, in business combinations accounted for as poolings-of-interests. Accordingly, all financial information has been restated to reflect the combined operations of Siebel and these companies. See Note 10.

  Stock Split

  On September 8, 2000, the Company effected a 2-for-1 stock split through the issuance of a stock dividend. The accompanying consolidated financial statements have been restated to give effect to the stock split.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

  The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met.

  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. The Company recognizes revenue from resellers upon sell-through to the end customer by the reseller.

  Prior to the Company's acquisition of certain acquired companies, the acquired companies entered into arrangements with customers in which they did not have vendor-specific objective evidence of the fair values of the service elements of the arrangement. In addition, certain of the acquired companies' products required significant customization of the software such that the service element was essential to the functionality of the software. In those instances, the Company accounted for the entire arrangement under contract accounting using the percentage-of-completion accounting method.

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

  During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

  The Company's customers include a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Siemens Corporation, Rational Software Corp., Documentum, Inc. and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length.

  Cost of Revenues

  Cost of software consists primarily of media; product packaging and shipping; documentation and other production costs; and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and global services personnel, including cost of services provided by third-party consultants engaged by the Company.

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

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. As of December 31, 2000, marketable equity securities include the Company's investment in three publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

  Intangible Assets

  Included in other assets is goodwill related to acquisitions, which is generally being amortized over three to five years using the straight-line method. Goodwill was $30,611,000 and $66,290,000 and related accumulated amortization was $5,333,000 and $21,473,000 at December 31, 1999 and 2000, respectively.

  Other Assets

  Included in other assets is the Company's investment in Sales.com. In December 1999, the Company sold a controlling interest in Sales.com's voting equity to various outside investors. As a result, Sales.com is no longer consolidated in the Company's financial statements, but is accounted for by the equity method. At December 31, 1999 the carrying value of the Company's investment in Sales.com was approximately $5,000,000. As a result of recording the Company's portion of Sales.com's losses, the carrying value of the Company's investment in Sales.com has been reduced to zero at December 31, 2000. During 1999, the Company had non-cash reductions in accounts receivable, prepaids and other, property and equipment, other assets, accounts payable, accrued expenses and deferred revenue of $116,000, $602,000, $35,000, $505,000, $4,398,000, $5,275,000 and $149,000, respectively, attributable to the deconsolidation of Sales.com. On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of approximately $28,235,000. See Note 12.

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $13,307,000, $29,828,000 and $44,472,000 in 1998, 1999 and 2000, respectively.

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

  Prior to the acquisition of OnTarget by the Company in 1999, OnTarget had elected subchapter S status for Federal income tax purposes. Prior to July 1, 1998, OnLink had also elected subchapter S status for Federal income tax purposes. Accordingly, no income tax was presented in the historical financial statements of OnTarget or OnLink for these periods, as the income was taxable personally to the stockholders. Pro forma income taxes reflect income tax expense that would have been reported if OnTarget and OnLink had been subchapter C corporations for each of the applicable periods in which they were subchapter S corporations.

  Net Income Per Share and Pro Forma Net Income Per Share

  Basic net income per share and basic pro forma net income per share are computed using the weighted average number of shares of common stock outstanding. Diluted net income per share and dilutive pro forma net income per share are computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Diluted net income per share and diluted pro forma net income per share also give effect, when dilutive, to the conversion of the convertible notes, subordinated debentures, preferred stock and mandatorily redeemable convertible preferred stock, using the if-converted method.

  For both historical and pro forma basic and diluted net income available per common share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income available to common stockholders. See Note 6.

  Employee Stock Option and Purchase Plans

  The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for options granted to non-employees at their fair value.

  Foreign Currency Translation

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss).

  The Company generally utilizes foreign currency forward contracts to hedge its exchange risk on foreign currency receivables, payables and intercompany balances. While the forward contracts are subject to fluctuations in value, which are recorded in results of operations, such fluctuations are generally offset by changes in value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for speculative or trading purposes.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues, and the Company's customer base is sufficiently broad that the Company does not consider itself significantly exposed to concentrations of credit risk.

  Fair Value of Financial Instruments

  The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of the Company's convertible subordinated debentures was $901,500,000 at December 31, 2000, based on the quoted market price of the debentures. Changes in the fair value of the Company's derivative financial instruments (foreign currency forward contracts) are generally offset by changes in the value of the underlying exposures being hedged. The net unrealized gain on the Company's derivative financial instruments at December 31, 2000 was approximately $5,766,000.

  Impairment of Long-Lived Assets

  The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In connection with the acquisitions of OpenSite, OnLink and Janna, the Company reviewed the carrying value of these companies' fixed assets and certain long-term assets and as a result recorded a charge to earnings of $2,298,000 for assets that the Company plans on abandoning or disposing of at less than their carrying value. This provision has been reflected in merger-related expenses in the year ended December 31, 2000. The Company does not have any additional long-lived assets it considers to be impaired.

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

  Financial Statement Details

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash, cash equivalents and short-term investments and marketable securities consisted of the following as of December 31, 1999 and 2000 (in thousands):

   December 31, 1999:                                 Unrealized
                                                  --------------------
                                         Cost       Loss       Gain      Market
                                       ---------  ---------  ---------  ---------
   Cash and cash equivalents:
     Cash............................ $  36,802  $     --   $     --   $  36,802
     Certificates of deposit.........     5,895        --         --       5,895
     Money market funds..............   414,484        --         --     414,484
     US treasury & agency securities.     6,628        --         --       6,628
     Corporate notes.................    22,508         (1)         5     22,512
                                       ---------  ---------  ---------  ---------
                                      $ 486,317  $      (1) $       5  $ 486,321
                                       =========  =========  =========  =========
   Short-term investments:
     US treasury securities.......... $  35,749  $    (551) $       1  $  35,199
     Corporate notes.................    32,182       (261)       --      31,921
     Municipal securities............   133,071     (1,315)         2    131,758
                                       ---------  ---------  ---------  ---------
                                      $ 201,002  $  (2,127) $       3  $ 198,878
                                       =========  =========  =========  =========

   Marketable equity securities...... $   4,550  $     --   $ 137,389  $ 141,939
                                       ---------  ---------  ---------  ---------
                                      $   4,550  $     --   $ 137,389  $ 141,939
                                       =========  =========  =========  =========

   December 31, 2000:                                 Unrealized
                                                  ---------- ---------
                                         Cost       Loss       Gain      Market
                                       ---------  ---------  ---------  ---------
   Cash and cash equivalents:
     Cash............................ $ 179,478  $     --   $     --   $ 179,478
     Certificates of deposit.........       608        --         --         608
     Money market funds..............   467,848        --         --     467,848
     US treasury & agency securities.    18,737         (5)         5     18,737
     Corporate notes.................    84,728        (16)         1     84,713
                                       ---------  ---------  ---------  ---------
                                      $ 751,399  $     (21) $       6  $ 751,384
                                       =========  =========  =========  =========
   Short-term investments:
     US treasury securities.......... $ 143,172  $     (17) $   1,294  $ 144,449
     Corporate notes.................   189,970        (37)     1,489    191,422
     Municipal securities............    65,491       (203)        41     65,329
                                       ---------  ---------  ---------  ---------
                                      $ 398,633  $    (257) $   2,824  $ 401,200
                                       =========  =========  =========  =========

   Marketable equity securities...... $   7,930  $  (3,413) $   9,768  $  14,285
                                       ---------  ---------  ---------  ---------
                                      $   7,930  $  (3,413) $   9,768  $  14,285
                                       =========  =========  =========  =========

  Short-term investments as of December 31, 1999 consisted of $59,794,000 of securities which mature in less than one year, $139,084,000 of securities which mature in one to five years and no securities which mature over five years. Short-term investments as of December 31, 2000 consisted of $159,026,000 of securities which mature in less than one year, $242,174,000 of securities which mature in one to five years and no securities which mature in over five years.

  Accounts Receivable, Net

  Accounts receivable, net, consisted of the following (in thousands):

                                                                          December 31,
                                                                      ---------------------
                                                                        1999        2000
                                                                      ---------  ----------
   Trade accounts receivable........................................ $ 313,636  $  565,007
   Less: allowance for doubtful accounts and returns................    13,168      43,649
                                                                      ---------  ----------
                                                                     $ 300,468  $  521,358
                                                                      =========  ==========

  Property and Equipment, Net

  Property and equipment, net, consisted of the following (in thousands):

                                                                          December 31,
                                                                      ---------------------
                                                                        1999        2000
                                                                      ---------  ----------
   Computer and equipment........................................... $  36,042  $   78,295
   Furniture and fixtures...........................................    19,845      51,599
   Computer software................................................    12,912      28,597
   Corporate aircraft...............................................     6,963       6,713
   Buildings and land...............................................       --          418
   Leasehold improvements...........................................    20,001      91,923
                                                                      ---------  ----------
                                                                        95,763     257,545
   Less: accumulated depreciation...................................    35,139      67,935
                                                                      ---------  ----------
                                                                     $  60,624  $  189,610
                                                                      =========  ==========

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                                          December 31,
                                                                      ---------------------
                                                                        1999        2000
                                                                      ---------  ----------
   Bonuses.......................................................... $  25,327  $   81,733
   Commissions......................................................    22,985      36,791
   Taxes............................................................    11,959      73,919
   Vacation.........................................................     8,419      15,913
   Acquisition-related..............................................     2,486      11,598
   Other............................................................    60,648     135,205
                                                                      ---------  ----------
                                                                     $ 131,824  $  355,159
                                                                      =========  ==========

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consisted of the following (in thousands):

                                                                          December 31,
                                                                      ---------------------
                                                                        1999        2000
                                                                      ---------  ----------
   Foreign currency translation adjustments, net of
     taxes of $74 and $1,199, respectively.......................... $     121  $    1,957
   Unrealized gains on securities, net of taxes of $51,397
     and $3,459, respectively.......................................    83,867       5,522
                                                                      ---------  ----------
                                                                     $  83,988  $    7,479
                                                                      =========  ==========

  Other Income, Net

  Other income, net consisted of the following (in thousands):

                                                                                 December 31,
                                                                      --------------------------------
                                                                        1998        1999       2000
                                                                      ---------  ----------  ---------

  Interest income................................................... $   7,861  $   18,086  $  56,766
  Interest expense..................................................       (96)     (6,100)   (17,909)
  Losses from equity method investee (Sales.com)....................       --         --       (7,481)
  Charitable contributions..........................................       --       (6,000)   (30,705)
  Net gains on sale of investments and marketable equity securities.       --       12,343     60,901
  Other, net........................................................    (1,279)     (3,239)       303
                                                                      ---------  ----------  ---------
                                                                     $   6,486  $   15,090  $  61,875
                                                                      =========  ==========  =========

  Convertible Subordinated Debentures

  The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. In connection with the issuance of these convertible subordinated debentures the Company incurred $8,684,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. The seven-year term notes bear interest at a rate of 5.50% per annum and are convertible into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 and September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company to the note holder in each redemption. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Commitments and Contingencies

  Letters of Credit

  In October 1999, the Company entered into a $3,000,000 secured letter of credit with a bank. This letter of credit, which expires in August 2001, collateralizes the Company's obligation to a third party for lease payments. The letter of credit is secured by cash, cash equivalents and short-term investments.

  Employee Benefit Plan

  The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $10,500 in 2000. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date. Prior to their acquisition by the Company, certain acquired companies made discretionary contributions of $244,000, $91,000 and $85,000 to their 401(k) and profit-sharing plans in 1998, 1999 and 2000, respectively.

  Legal Actions

  In October 1999, SAP America, Inc. filed a complaint against the Company, which alleged tortious interference with contractual relations, predatory hiring, misappropriation of trade secrets and unfair competition in connection with the Company's employment of 27 individuals formerly employed by SAP America or its affiliates. In October 1999, the Company filed a complaint against SAP America, Inc. and SAP Labs, Inc alleging unfair competition, violations of Business and Professions Code section 17200 and seeking declaratory relief. In March 2000, the Company and SAP agreed to settle the litigation and dismissed both actions with prejudice.

  The Company is engaged in other legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

  Lease Obligations

  As of December 31, 2000, the Company leased facilities under noncancelable operating leases expiring between 2001 and 2018. The Company also leases certain assets, primarily computer equipment, under capital leases. Capital lease amortization is included with depreciation and amortization expense and accumulated depreciation in the accompanying financial statements. Future minimum lease payments under both operating and capital leases are as follows (in thousands):

                                                                         Capital   Operating
     Year Ending December 31,                                          Leases      Leases
     ------------------------                                         ---------  ----------
  2001.............................................................. $     423  $  103,902
  2002..............................................................       328     101,239
  2003..............................................................       181     108,250
  2004..............................................................       --      105,621
  2005 and thereafter...............................................       --      743,530
                                                                      ---------  ----------
       Total minimum lease payments.................................       932  $1,162,542
                                                                                 ==========
       Amounts representing interest................................      (115)
                                                                      ---------
       Capital lease obligations (included in accrued expenses)..... $     817
                                                                      =========

  Rent expense under operating leases for the years ended December 31, 1998, 1999 and 2000, was $12,209,000, $16,896,000 and $51,247,000, respectively.

  Stockholders' Equity

  Employee Stock Option and Purchase Plans

  The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan, and 1996 Supplemental Stock Option Plan and the 1998 Equity Incentive Plan (collectively, the "Plan"), provides for the issuance of up to an aggregate of 220,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  Under the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. Options generally expire in 10 years; however, incentive stock options may expire in 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over five years.

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

  The Plan and certain acquired companies plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2000, a total of 679,000 shares of common stock are outstanding that remain subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  Combined plan activity is summarized as follows:

                                                                     Weighted
                                                                     average
                                            Shares                   exercise
                                          Available    Number of      price
                                          for grant      shares     per share
                                         ------------ ------------  ----------
   Balances, December 31, 1997..........  85,672,532  108,895,164  $    $1.87
     Additional shares authorized.......  25,229,720       --
     Options granted.................... (71,451,454)  71,451,454  $    $5.63
     Options exercised..................      --      (13,534,484) $    $1.37
     Options canceled...................  15,720,543  (15,720,543) $    $4.03
                                         ------------ ------------  ----------
   Balances, December 31, 1998..........  55,171,341  151,091,591  $    $3.47
     Additional shares authorized....... 108,647,643       --
     Options granted.................... (55,148,445)  55,148,445  $   $16.94
     Options exercised..................      --      (21,505,230) $    $2.85
     Options canceled...................  11,189,824  (11,189,824) $    $6.75
                                         ------------ ------------  ----------
   Balances, December 31, 1999.......... 119,860,363  173,544,982  $    $7.61
     Additional shares authorized.......  43,600,971       --
     Options granted.................... (46,764,515)  46,764,515  $   $60.49
     Options exercised..................      --      (29,497,843) $    $4.98
     Options canceled...................  15,028,952  (15,028,952) $   $13.87
                                         ------------ ------------  ----------
   Balances, December 31, 2000.......... 131,725,771  175,782,702  $   $21.59
                                         ============ ============  ==========

  The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                           Options outstanding          Options exercisable
                  ----------------------------------  -----------------------

                                Weighted
                                 average   Weighted                 Weighted
                                remaining   average                 average
     Range of        Number    contractual exercise      Number     exercise
 exercise prices   of shares      life       price     of shares     price
----------------- ------------ ----------- ---------  ------------ ----------
  $0.01 -  $0.01      263,500         4.1     $0.01       263,500      $0.01
  $0.03 -  $0.03      136,000         4.8     $0.03       136,000      $0.03
  $0.11 -  $0.11    1,863,600         5.1     $0.11     1,863,600      $0.11
  $0.16 -   0.19    5,601,818         5.2     $0.18     2,693,090      $0.18
  $0.31 -   0.41   14,426,831         5.3     $0.35    10,534,110      $0.35
  $0.46 -   0.58       21,681         7.4     $0.56         3,563      $0.50
  $0.72 -   1.06    3,774,697         5.4     $0.76     2,548,313      $0.76
  $1.23 -   1.68      781,849         5.2     $1.38       679,438      $1.37
  $1.91 -   2.86    2,914,999         4.7     $2.27     1,802,060      $2.27
  $2.91 -   4.28   15,807,480         5.9     $3.04     8,416,436      $3.05
  $4.38 -   6.53   43,619,554         7.4     $5.31    15,986,514      $5.32
  $6.59 -   9.61   15,704,986         8.0     $8.54     3,946,418      $8.44
  $9.97 -  14.64    9,998,083         8.4    $12.38     2,099,788     $12.15
 $15.08 -  21.15    6,093,660         8.8    $16.82     1,099,872     $16.84
 $25.02 -  35.49    3,891,728         8.9    $31.81       590,976     $31.83
 $39.16 -  56.69   26,090,002         9.1    $42.40     2,577,475     $40.96
 $59.58 -  86.56   19,352,761         9.6    $70.46        59,609     $77.41
 $94.13 - 109.05    5,439,473         9.8   $100.30        --           --
----------------- ------------ ----------- ---------  ------------ ----------
  $0.01 - 109.05  175,782,702         7.7    $21.59    55,300,762      $5.94
                  ============                        ============

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 5,600,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 13,600,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 1998, 1999 and 2000, 2,464,000, 1,666,000 and 885,000 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $3.46, $9.45 and $45.30 per share, respectively.

  Stock-Based Compensation

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option. During 1998, the Company recorded compensation expense of $631,000 for the estimated fair value of common stock transferred from the majority shareholders of OnTarget to two key employees.

  During the period from October 1995 through April 1996, the Company granted options to purchase an aggregate of 65,220,000 shares of common stock at exercise prices ranging from $0.03 to $0.41 per share. Based in part on an independent appraisal obtained by the Company's Board of Directors, and other factors, the Company recorded $748,000 of deferred compensation expense in 1995 and an additional $893,000 of deferred compensation expense in 1996 relating to these options. During the years ended December 31, 1999 and 2000, OpenSite, OnLink and Janna granted an aggregate of 941,000 and 1,787,000 options, respectively, to employees with exercise prices that were below the fair market value of their common stock at the date of grant. These grants were at weighted average exercise prices of $1.28 and $15.17 per share, respectively. Accordingly, the Company recorded deferred compensation of $2,776,000 and $23,776,000 during the years ended December 31, 1999 and 2000, respectively, related to these options. The above grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years.

  During 1999, the Company granted 40,000 options to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees, the Company recorded deferred compensation related to these options of $1,498,000 and $531,000 during the years ended December 31, 1999 and 2000, respectively. These amounts are being amortized over the vesting period of five years.

  Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income and net income per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1998, 1999 and 2000 would have been as indicated below (in thousands, except per share data):

                                                                1998       1999       2000
                                                              ---------  ---------  ---------
 Pro forma net income (loss) available to common stockholders:
   As reported.............................................  $  41,550  $  56,496  $ 123,144
   Pro forma giving effect to SFAS No 123..................  $     314  $ (21,720) $(122,514)

 Diluted pro forma net income(loss) per share:
   As reported.............................................  $    0.10  $    0.12  $    0.24
   Pro forma giving effect to SFAS No 123..................  $    0.00  $   (0.06) $   (0.29)

 Basic pro forma net income (loss) per share:
   As reported.............................................  $    0.11  $    0.15  $    0.29
   Pro forma giving effect to SFAS No 123..................  $    0.00  $   (0.06) $   (0.29)

  The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants:

                                                                 1998       1999       2000
                                                             ---------  ---------  ---------
 Risk-free interest rate...................................      4.88%     5.33%     6.12%
 Expected life (in years)..................................       3.4        3.4        3.4
 Expected volatility.......................................      70.5%     69.0%     77.0%

  Under SFAS No. 123, the weighted-average estimated fair value of employee stock options granted at exercise prices equal to market price at the grant date during 1998, 1999 and 2000 was $2.97, $8.91 and $34.37 per share, respectively. Under SFAS No. 123, the weighted average estimated fair value of employee stock options granted during 1999 and 2000 at exercise prices below market price at the grant date was $3.33 and $20.13 per share, respectively. There were no grants in 1998 at exercise prices below market price at the date of grant.

  The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used for purchases:

                                                                 1998       1999       2000
                                                             ---------  ---------  ---------
 Risk-free interest rate....................................     5.32%     4.66%     5.96%
 Expected life (in years)...................................      0.6        0.5        0.5
 Expected volatility........................................     70.5%     69.0%     77.0%

  Under SFAS No. 123, the weighted-average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 1998, 1999 and 2000 was $2.25, $3.66 and $20.25 per share, respectively, including the 15% discount from the quoted market price.

  The Company determined the assumptions to be used in computing the fair value of stock options or stock purchase rights as follows. The risk-free rate is the U.S. treasury bill rate for the relevant expected life. The expected useful lives were estimated giving consideration to vesting and purchase periods, contractual lives, expected employee turnover and underlying stock volatility.

  Net Income Per Share and Pro Forma Net Income per Share

  The following is a reconciliation of the number of shares used in both the basic and diluted earnings per share calculation and the pro forma basic and pro forma diluted earnings per share computations for the periods presented (in thousands):

                                                                             Year Ended December 31,
                                                                      --------------------------------
                                                                        1998        1999       2000
                                                                      ---------  ----------  ---------

 Shares used in basic pro forma net income per share computation....   364,964     387,867    423,067
 Effect of dilutive potential common shares resulting from
   stock options and common stock warrants..........................    48,121      76,190     95,886
 Effect of dilutive potential common shares resulting from
   common stock subject to repurchase...............................     2,431       1,339        829
 Effect of dilutive convertible preferred stock.....................       879       2,511      2,539
                                                                      ---------  ----------  ---------
 Shares used in diluted pro forma net income per share computation..   416,395     467,907    522,321
                                                                      =========  ==========  =========

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

                                                                             Year Ended December 31,
                                                                      --------------------------------
                                                                        1998        1999       2000
                                                                      ---------  ----------  ---------
Options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period........    12,498      13,433     11,599
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures...............................       --        3,217     12,867
Weighted average shares issuable upon conversion of the
  manadatorily redeemable convertible preferred stock...............     1,522       4,610      2,012
                                                                      ---------  ----------  ---------
Total common stock equivalents excluded from diluted net income per
  share calculation.................................................    14,020      21,260     26,478
                                                                      =========  ==========  =========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the years ended December 31, 1998, 1999 and 2000 had weighted average exercise prices of $7.18, $36.47 and $89.82 per share, respectively. Prior to September 1999, the convertible subordinated debentures were not outstanding and, accordingly, were not included in the earnings per share computation for periods prior to issuance.

  Stock Issued for Services

  In March 1999, OpenSite entered into an agreement with Protégé Software Limited ("Protégé"), pursuant to which Protégé managed OpenSite's European subsidiary, OpenSite Europe Ltd. The initial term of the agreement was for a period of eighteen months beginning April 1, 1999; however, the agreement was terminated by the Company effective June 30, 2000. Under the original terms of the agreement, Protégé earned a cash bonus (the "Cash Bonus") based on a percentage of sales within Protégé's territory, as defined in the agreement. At the option of Protégé, the Cash Bonus for the period ended March 30, 2000 could be converted into shares of common stock at a price of approximately $8.00 per share. During the first quarter of 2000, OpenSite recorded a one-time non-cash expense of approximately $1,800,000 related to OpenSite's commitment to issue shares of common stock to Protégé. In May 2000, Protégé elected to convert its Cash Bonus for the twelve-month period ended March 30, 2000 into shares of common stock, and subsequently was issued an aggregate of 34,690 shares of equivalent Siebel common stock as full satisfaction of such election. Neither OpenSite nor the Company is obligated to issue Protégé any additional shares of its common stock.

  Warrants For Common Stock

  In December 1999 and May 2000, OnLink issued approximately 34,700 and 109,200 warrants for shares of common stock, respectively, at an exercise price of $21.52 per share in connection with license agreements entered into with a customer. The warrants were fully vested and exercisable at the time of issuance. OnLink has recorded the fair value of these warrants for shares of common stock of $4,200 and $1,176,000 in the years ended December 31, 1999 and 2000, respectively, based on the Black-Scholes valuation model, using a risk-free interest rate of 4.85%, a contract life of 3 years, and a volatility factor of 71.0%. The value of these warrants is being amortized as a reduction to revenues earned on the contract during the period of contract services. The unamortized balance is recorded as a reduction of deferred revenue as of December 31, 2000.

  In August 1998, OpenSite entered into a consulting agreement with a former OpenSite director. Pursuant to this agreement, OpenSite issued warrants to purchase 66,430 shares of Siebel equivalent common stock at an exercise price of $0.80 per share (weighted-average fair value on date of grant of $0.19 per warrant). A warrant representing a total of 14,824 shares of common stock was repurchased from the holder in connection with the Series C preferred stock financing in March 1999 (see Note 6). The remaining 51,606 warrants were exercised in February 2000. During 1999, OpenSite also issued warrants to the same former director to purchase 58,128 shares of Siebel equivalent common stock at an exercise price per share of $0.15 (weighted-average fair value on date of grant of $0.04 per warrant), which were exercised in April 1999. During the period the warrants were outstanding, in the event that the holders of OpenSite Series A preferred stock requested the redemption of their shares pursuant to the terms described in Note 6, this director could have elected to put any outstanding warrants back to OpenSite at the per share redemption value of the Series A preferred stock, less the exercise price of the warrants.

  During the years ended December 31, 1998 and 1999, OpenSite recognized consulting expense of approximately $54,000 and $269,000, respectively, to reflect the increase in value of the put feature of these warrants. In conjunction with the issuance of the Series C preferred stock and the director's resignation from OpenSite's board of directors in March 1999, the warrants were amended such that the redemption provision expired on March 31, 1999. Accordingly, the carrying amount of the remaining outstanding warrants was transferred to additional paid-in capital as of that date.

  Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock

  During 1998, OnLink sold 1,785,788 shares of Series A convertible preferred stock in a private placement transaction for net proceeds of $6,051,000. During 1999, OnLink sold 29,275 shares of Series A and 1,003,567 shares of Series B convertible preferred stock in a private placement transaction for net proceeds of $100,000 and $10,562,000, respectively. During the year ended December 31, 2000, OnLink sold 697,432 shares of Series C convertible preferred stock in a private placement transaction for net proceeds of $19,975,000. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000. Prior to the conversion of the preferred stock, the holders of the Series A, Series B and Series C convertible preferred stock had certain preferences over the holders of OnLink's common stock, including liquidation preferences and dividend rights.

  During 1998, OpenSite sold 1,097,956 shares of its Series A mandatorily redeemable convertible preferred stock and 1,314,784 shares of its Series B mandatorily redeemable convertible preferred stock in private placement transactions for net proceeds of $555,000 and $3,938,000, respectively. During 1999, OpenSite sold 3,155,470 shares of its Series C mandatorily redeemable convertible preferred stock in a private placement transaction for net proceeds of $23,875,000. In conjunction with the sale of the Series C mandatorily redeemable convertible preferred stock, OpenSite repurchased 490,022 shares of common stock, 245,010 shares of Series A mandatorily redeemable convertible preferred stock, and warrants to purchase 14,824 shares of common stock for an aggregate purchase price of $4,266,000. As of December 31, 1999, the Series A, B and C mandatorily redeemable convertible preferred stock (collectively, the "Preferred Stock") had an aggregate liquidation preference of $600,000, $4,000,000 and $48,000,000, respectively. As of December 31, 1999, there were 852,946 Series A shares, 1,314,784 Series B shares and 3,155,470 Series C shares outstanding.

  In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded a non-cash charge to stockholders' equity of $325,000, $53,164,000 and $98,755,000 during the years ended December 31, 1998, 1999 and 2000, respectively, to reflect the Preferred Stock at its then current redemption value. These charges to equity have been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

  Income Taxes

  Income before taxes includes income from foreign operations of approximately $4,785,000, $7,388,000 and $24,040,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  Historical Information

  The components of income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                                 1998       1999       2000
                                                             ---------  ---------  ---------
 Current:
   Federal................................................. $  18,488  $  (8,796) $   9,168
   State...................................................     4,559        --       5,384
   Foreign.................................................     1,289      1,586     24,405
                                                             ---------  ---------  ---------
     Total current.........................................    24,336     (7,210)    38,957
 Deferred:
   Federal.................................................    (7,594)   (12,787)   (50,734)
   State...................................................    (1,594)    (5,430)   (13,571)
   Foreign.................................................       --         --       2,246
                                                             ---------  ---------  ---------
     Total deferred........................................    (9,188)   (18,217)   (62,059)

 Charge in lieu of taxes attributable
   to employer's stock option plans........................    13,517     91,679    185,613
                                                             ---------  ---------  ---------
     Total income taxes.................................... $  28,665  $  66,252  $ 162,511
                                                             =========  =========  =========

  The differences between the income tax expense computed at the federal statutory rate of 35% and the Company's actual income tax expense for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                               1998       1999       2000
                                                             ---------  ---------  ---------
  Expected income tax expense..............................      35.0%     35.0%     35.0%
  State income taxes, net of federal tax benefit...........       4.3%      4.6%      4.7%
  Non-deductible merger costs..............................       4.7%      --  %      2.7%
  Research and experimentation credit......................      (1.4)%     (0.7)%     (1.0)%
  Tax exempt interest......................................      (2.6)%     (1.0)%     (0.2)%
  Foreign sales corporation benefit........................      (0.9)%      --  %     (1.4)%
  S corporation benefit....................................      (0.6)%     (0.2)%      --  %
  Foreign rate differential................................       --  %      --  %     (2.3)%
  Other, net...............................................       1.9%     (0.1)%      4.8%
                                                             ---------  ---------  ---------
    Total income taxes.....................................      40.4%     37.6%     42.3%
                                                             =========  =========  =========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows in thousands:

                                                                 1999       2000
                                                             ---------  ---------
 Deferred tax assets:
   Allowance for doubtful accounts and returns............. $   4,901  $  13,088
   Accruals and reserves, not currently taken
     for tax purposes......................................     4,899      9,761
   Credits and charitable contribution carryforwards.......     5,662     34,659
   Net operating loss carryforward.........................    11,741    377,337
   Depreciation and amortization...........................       --      31,711
   Other...................................................     9,169      7,751
                                                             ---------  ---------
     Deferred assets.......................................    36,372    474,307
                                                             ---------  ---------
 Deferred tax liabilities:
   Unrealized gain on marketable securities................   (51,397)    (3,459)
   Depreciation............................................    (1,439)       --
                                                             ---------  ---------
     Deferred liabilities..................................   (52,836)    (3,459)
                                                             ---------  ---------
 Valuation allowance.......................................       --    (377,315)
                                                             ---------  ---------

       Net deferred tax assets (liabilities)............... $ (16,464) $  93,533
                                                             =========  =========

  Deferred tax assets of approximately $380,000,000 at December 31, 2000 pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable stemming from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

  As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $969,855,000 and $745,645,000, respectively, available to offset future taxable income. In addition, the Company had federal and state research and development credit carryforwards of $6,419,000 and $7,094,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss carryforwards ("NOL") will begin to expire in 2018, if not utilized. The Company's state NOL carryforwards will begin to expire in 2003, if not utilized. The Company's federal research and development credit carryforward will begin to expire in 2018, if not utilized. The state research and development credit can be carried forward indefinitely.

  The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States.

  Pro Forma Income Taxes

  Prior to December 1, 1999 and July 1, 1998, respectively, OnTarget and OnLink elected subchapter S status for Federal income tax purposes. Accordingly, no income tax provision was presented in the historical financial statements of OnTarget and OnLink for these periods as the income was taxable personally to the stockholders. Pro forma income taxes reflect income tax expense that would have been reported if OnTarget and OnLink had been C corporations for each of the applicable periods in which they were subchapter S corporations.

  The components of pro forma income tax expense are as follows (in thousands):

                                                                 1998       1999       2000
                                                             ---------  ---------  ---------
 Current:
   Federal................................................. $  19,192  $  (8,548) $   9,168
   State...................................................     4,660        --       5,384
   Foreign.................................................     1,289      1,586     24,405
                                                             ---------  ---------  ---------
     Total current.........................................    25,141     (6,962)    38,957
 Deferred:
   Federal.................................................    (7,959)   (12,716)   (50,734)
   State...................................................    (1,658)    (5,384)   (13,571)
   Foreign.................................................       --         --       2,246
                                                             ---------  ---------  ---------
     Total deferred........................................    (9,617)   (18,100)   (62,059)

 Charge in lieu of taxes attributable
   to employer's stock option plans........................    13,517     91,679    185,613
                                                             ---------  ---------  ---------
     Total income taxes.................................... $  29,041  $  66,617  $ 162,511
                                                             =========  =========  =========

  The differences between the pro forma income tax expense computed at the federal statutory rate of 35% and the Company's actual pro forma income tax expense for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                                 1998       1999       2000
                                                             ---------  ---------  ---------
  Expected income tax expense..............................      35.0%     35.0%     35.0%
  State income taxes, net of federal tax benefit...........       4.3%      4.6%      4.7%
  Non-deductible merger costs..............................       4.7%      --  %      2.7%
  Research and experimentation credit......................      (1.4)%     (0.7)%     (1.0)%
  Tax exempt interest......................................      (2.6)%     (1.0)%     (0.2)%
  Foreign sales corporation benefit........................      (0.9)%      --  %     (1.4)%
  S corporation benefit....................................       --  %      --  %      --  %
  Foreign rate differential................................       --  %      --  %     (2.3)%
  Other, net...............................................       1.8%     (0.1)%      4.8%
                                                             ---------  ---------  ---------
    Total income taxes.....................................      40.9%     37.8%     42.3%
                                                             =========  =========  =========

  Deferred tax assets and liabilities on a pro forma basis do not differ materially from the historical information presented above.

  Related Party Transactions

  Certain members of the Company's Board of Directors serve as officers for the Company's customers. In 1998 and 1999, license revenues from these customers were $1,763,000 and $1,382,000, respectively, and accounts receivable from these customers were $1,335,000 and $2,460,000, respectively. There were no significant accounts receivable or license revenues from related parties as of and for the year ended December 31, 2000.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of proprietary software applications. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenues or any other related financial information by individual software product.

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

  While a majority of the Company's revenues are derived from the United States, the Company's international license revenues have been increasing as a percentage of total revenues. International license revenues for the years ended December 31, 1998, 1999 and 2000 were $89,270,000, $157,653,000 and $447,854,000, respectively. This represented 30%, 31% and 40% of total license revenues, respectively. The Company's export sales are principally in Europe and Asia/Pacific. The following geographic information is presented for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                              North                Asia
                  Year     America    Europe   Pacific    Other      Totals
                 -------  ---------  --------  --------  --------  ----------
   Revenues:
                   1998 $  301,674  $ 75,537  $ 24,424  $ 16,226  $  417,861
                   1999    618,396   160,106    29,314     5,645     813,461
                   2000  1,196,874   460,989    95,187    42,334   1,795,384

   Gross margin:
                   1998 $  248,062  $ 62,699  $ 20,824  $ 13,847  $  345,432
                   1999    445,280   148,793    28,077     5,048     627,198
                   2000    868,698   374,325    76,122    32,470   1,351,615

  No single customer has accounted for 10% or more of total revenues in 1998, 1999 or 2000.

  Business Combinations

  During the three-years ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a pooling of interests:

  Janna Systems Inc.

  On November 15, 2000, the Company acquired Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Janna's technology enable enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers. Under the terms of the agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna shareholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary ("ExchangeCo") of the Company that are currently exchangeable for the Company's common stock. This resulted in the issuance of approximately 9,385,000 shares of the Company's common stock to the former Janna shareholders (which number assumes that all of the Exchangeable Shares have been exchanged for the Company's common stock). In addition, all outstanding stock options of Janna were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. On November 30, 2005, any remaining outstanding Exchangeable Shares must convert on a one-for-one basis into the Company's common stock. All share data in the Company's financial statements reflects the Exchangeable Shares as having been exchanged for shares of the Company's common stock as of the earliest date presented.

  In connection with the acquisition of Janna, the Company also issued one share of Series A1 Preferred Stock to Montreal Trust Company of Canada (the "Trustee"), as trustee on behalf of the holders of the Exchangeable Shares. The Series A1 Preferred Stock gives the holders of Exchangeable Shares the ability to vote on the same basis as the holders of the Company's common stock. The Trustee, as the holder of the Series A1 Preferred Stock, is entitled to a number of votes equal to the number of Exchangeable Shares outstanding.

  The Company expensed approximately $17,512,000 of direct merger-related expenses in connection with the Company's acquisition of Janna. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2000, the Company had settled approximately $3,290,000 of these merger-related costs and, accordingly, has reflected the remaining $14,222,000 of these merger-related costs in accounts payable and accrued liabilities. The remaining liabilities consist of approximately $11,739,000 of investment banker fees; $1,805,000 of legal, accounting and other professional fees; and $678,000 of other merger-related costs. The Company expects to settle these liabilities by December 31, 2001.

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink Technologies, Inc. ("OnLink"), a provider of eCommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with their customers to find out what they need and automatically match them to product and service configurations. Primary customers of OnLink include a full range of small, medium and large businesses. Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for approximately 0.3308 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed approximately $8,990,000 of direct merger-related expenses in connection with the Company's acquisition of OnLink. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2000, the Company had settled approximately $2,136,000 of these merger-related costs and, accordingly, has reflected the remaining $6,854,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist of approximately $6,280,000 of investment banker fees; $514,000 of legal, accounting and other professional fees; and $60,000 of other merger-related costs. The Company expects to settle these liabilities by December 31, 2001.

  OpenSite Technologies, Inc.

  On May 17, 2000, the Company acquired OpenSite Technologies, Inc. ("OpenSite"). OpenSite's technology enables companies to create branded, interactive, real-time Internet auctions and automates the process of installing, running and maintaining a company's dynamic commerce applications. Primary customers of OpenSite include a full range of small, medium and large businesses that are focusing on expanding their sales efforts to include dynamic commerce. Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for approximately 0.2630 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed approximately $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of December 31, 2000, the Company had settled these merger-related costs.

  OnTarget, Inc.

  On December 1, 1999, the Company acquired OnTarget, Inc. ("OnTarget"). OnTarget develops and implements advanced sales and marketing training and consulting programs for sales organizations competing in complex, multilevel sales campaigns. Primary customers include corporate clients and business owners who wish to provide for the development and training of their sales and marketing personnel. Under the terms of the agreement, each outstanding share of OnTarget common stock was exchanged for approximately 0.6155 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnTarget were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

  Scopus Technology, Inc.

  On May 18, 1998, the Company completed the acquisition of Scopus Technology, Inc. ("Scopus"), a leading provider of customer service, field service and call center software solutions. Under the terms of the agreement, each outstanding share of Scopus common stock was exchanged for newly issued shares of common stock of the Company. This resulted in the issuance of approximately 60,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of Scopus were converted into the right to acquire the Company's common stock at the same exchange ratio, with a corresponding adjustment to the exercise price. Prior to the merger with Siebel, Scopus ended its fiscal year on March 31. Beginning January 1, 1998, the restated financial statements combine the operating results of Siebel and Scopus on a calendar year end. Net income for the three month period ended March 31, 1998 of approximately $1,500,000 is reflected as a reduction of opening retained earnings in the 1998 consolidated financial statements. In connection with the merger, the Company incurred direct merger- related expenses of approximately $13,500,000, including fees for investment bankers, attorneys, accountants and other professional fees; integration charges related to duplicate facilities and equipment; and other miscellaneous expenses. As of December 31, 2000, the Company had settled these merger-related costs.

  Each of the above transactions was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of each of the above companies have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. The following table presents the results of operations of each of the separate companies prior to their acquisition and the combined amounts for the period subsequent to acquisition as presented in the accompanying consolidated financial statements of the Company (in thousands):

                                   Year Ended December 31,
                             --------------------------------
                               1998       1999        2000
                             ---------  ---------  ----------
 Total revenues:
   Siebel.................. $ 364,467  $ 761,768  $1,755,383
   Scopus..................    27,072        --         --
   OnTarget................    18,347     29,152        --
   OpenSite................     1,281      7,878       3,709
   OnLink..................        40      2,186       8,183
   Janna...................     6,654     12,477      28,109
                             ---------  ---------  ----------
                            $ 417,861  $ 813,461  $1,795,384
                             =========  =========  ==========

 Net income (loss):
   Siebel.................. $  41,411  $ 122,172  $  243,051
   Scopus..................     1,464        --         --
   OnTarget................     1,390        (80)       --
   OpenSite................    (1,407)    (7,567)     (6,310)
   OnLink..................    (1,753)    (6,414)    (13,450)
   Janna...................     1,185      1,914      (1,392)
                             ---------  ---------  ----------
                            $  42,290  $ 110,025  $  221,899
                             =========  =========  ==========

  The results of operations of Siebel in the above schedule include the operations of the acquired companies from the date of acquisition for all periods presented. For the year ended December 31, 2000, the Company's net income has been reduced by $36,504,000 of merger-related expenses in connection with the Company's acquisitions of OpenSite, OnLink and Janna. There were no adjustments to conform accounting methods or to eliminate intercompany transactions for the periods presented above.

  Acquisitions

  During the three-years ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a purchase:

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

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000, which is payable in two installments of $1,500,000 on January 31, 2001 and 2002. The purchase price was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired, $12,022,000, was allocated to goodwill. This amount is being amortized over three years. In the event that (i) MOHR meets certain revenue targets, as defined in the merger agreement, during the period from June 22, 2000 to December 31, 2000 and the fiscal year ending December 31, 2001 and (ii) certain individuals meet certain post closing requirements, as defined in the merger agreement, the Company could pay additional cash consideration in an aggregate amount of $5,000,000. The additional consideration will be recorded as goodwill, if paid, and amortized over the remaining life of the goodwill.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. A valuation study was performed on Paragren and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and will be amortized over three years.

  LivePage Corporation

  On October 1, 1999, Janna acquired all of the outstanding securities of LivePage Corporation ("LivePage"), a provider of Web content management and personalization software located in Ontario, Canada. Janna acquired LivePage for total consideration of $13,589,000, consisting of cash consideration of $802,000, the issuance of 1,520,000 shares of common stock valued at $11,735,000, and the assumption of $1,052,000 of current liabilities. The purchase price was allocated to tangible net assets, including current assets of $815,000, property and equipment of $55,000, and assumed current liabilities of $1,052,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,719,000 was allocated to intangible assets. This amount is being amortized over three years.

  Archer Enterprise Systems, Inc.

  On September 24, 1999, Janna acquired all of the outstanding securities of Archer Enterprise Systems, Inc. ("Archer"), a provider of customer relationship management synchronization software located in Ontario, Canada. Janna acquired Archer for total consideration of $2,987,000, consisting of cash consideration of $441,000, the issuance of 222,000 shares of common stock valued at $1,706,000, and the assumption of $840,000 of current liabilities. The purchase price was allocated to tangible net assets, including current assets of $2,876,000, property and equipment of $111,000, and assumed current liabilities of $840,000. The entire purchase price was allocated to identifiable tangible assets and, accordingly, the Company did not allocate any of the purchase price to goodwill.

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

  20*20 Group, Ltd.

  On December 17, 1998, the Company acquired all of the outstanding securities of the privately held 20*20 Group, Ltd. ("20*20"), a provider of end-user training for the enterprise relationship management software market, for total consideration of approximately $6,000,000. The purchase price was allocated to tangible net assets, including current assets, current liabilities and property, plant and equipment. The excess of the purchase price over the fair value of the tangible net assets acquired of $5,500,000 was allocated to goodwill. This amount is being amortized over three years.

  Interactive Data Systems, LLC

  In July 1998 in connection with a corporate restructuring, OnLink acquired the remaining 50% interest of Interactive Data Systems, LLC ("IDS"), OnLink's predecessor, in exchange for 465,174 shares of common stock valued at approximately $160,000 and the forgiveness of an intercompany receivable of $52,000. The purchase price of $212,000 was allocated to goodwill, as there were no material identifiable tangible or intangible assets. This amount is being amortized over three years. OnLink also recorded deferred compensation of $144,000 relating to an additional 420,766 shares issued to the former shareholders of IDS, which were subject to repurchase over a period of eighteen months. OnLink amortized the deferred compensation over the eighteen-month repurchase period and, accordingly, the deferred compensation was fully amortized as of December 31, 1999. In connection with this transaction, a note payable to a shareholder of OnLink in the amount of $141,000 was forgiven and recorded as a capital contribution in additional paid-in capital.

  Each of the above transactions were accounted for by the purchase method of accounting and, accordingly, the operating results of each of the acquired companies have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Pro forma information giving effect to these acquisitions has not been presented since the pro forma information would not differ materially from the historical results of the Company.

  Subsequent Events

  Sales.com

  On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of approximately $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000, and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. This transaction will be accounted for by the purchase method of accounting and, accordingly, the operating results of Sales.com will be consolidated in the Company's consolidated financial statements from the date of acquisition.

  Selected Quarterly Financial Data (unaudited)

  The following table presents selected quarterly information for 1999 and 2000 (in thousands, except share data):

                                                           First     Second    Third     Fourth
                                                          quarter   quarter   quarter   quarter
                                                          --------  --------  --------  --------
  1999:
  Total revenues........................................ $145,204  $180,014  $212,330  $275,913
  Gross margin..........................................  117,261   139,981   159,638   210,318
  Net income............................................   20,527    23,690    26,587    39,221
  Net income (loss) available to common stockholders....   11,603    (9,295)   23,483    31,070
  Diluted net income (loss) per common share............     0.03     (0.02)     0.05      0.06
  Basic net income (loss) per common share..............     0.03     (0.02)     0.06      0.08

  2000:
  Total revenues........................................ $319,691  $397,544  $496,515  $581,634
  Gross margin..........................................  241,830   294,856   369,625   445,304
  Net income............................................   35,313    39,599    67,503    79,484
  Net income (loss) available to common stockholders....  (41,735)   17,892    67,503    79,484
  Diluted net income (loss) per common share............    (0.10)     0.04      0.13      0.15
  Basic net income (loss) per common share..............    (0.10)     0.04      0.16      0.18

  Schedule II

  Valuation and Qualifying Accounts

                                 Balance at  Charged to             Balance at
                                 Beginning   Costs and                End of
                                  of Year    Expenses   Deductions     Year
                                 ----------  ---------  ----------  ----------
                                             (in thousands)
Allowance For Doubtful Accounts:
  Year ended December 31, 1998. $    4,366  $   6,661  $      439  $   10,588
  Year ended December 31, 1999. $   10,588  $   8,111  $    5,531  $   13,168
  Year ended December 31, 2000. $   13,168  $  39,385  $    8,904  $   43,649

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: March 26, 2001 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Thomas M. Siebel and Kenneth A. Goldman, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2001
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2001
/s/ Patricia A. House Patricia A. House	Vice Chairman, Co-Founder and Vice President Strategic Planning	March 26, 2001
/s/ James C. Gaither James C. Gaither	Director	March 26, 2001
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	March 26, 2001
/s/ Charles R. Schwab Charles R. Schwab	Director	March 26, 2001
/s/ George T. Shaheen George T. Shaheen	Director	March 26, 2001
/s/ A. Michael Spence, Ph.D. A. Michael Spence, Ph.D.	Director	March 26, 2001