Form 10-Q
period 2001-03-31
SIEBEL SYSTEMS INC
filed 2001-05-15
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 25, 2001 was 453,140,236.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2001
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                       December 31,   March 31,
                                                           2000          2001
                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents......................... $    751,384  $    910,555
   Short-term investments............................      401,200       426,895
   Marketable equity securities......................       14,285         4,394
   Accounts receivable, net..........................      521,358       496,432
   Deferred income taxes.............................       61,825        64,477
   Prepaids and other................................       92,825        71,809
                                                       ------------  ------------
          Total current assets.......................    1,842,877     1,974,562

Property and equipment, net..........................      189,610       267,911
Other assets.........................................       97,546       104,545
Deferred income taxes................................       31,708        31,708
                                                       ------------  ------------
          Total assets............................... $  2,161,741  $  2,378,726
                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................. $     24,113  $     30,052
   Accrued expenses..................................      355,159       354,525
   Deferred revenue..................................      202,523       247,282
                                                       ------------  ------------
          Total current liabilities..................      581,795       631,859

Convertible subordinated debentures..................      300,000       300,000
                                                       ------------  ------------
          Total liabilities..........................      881,795       931,859
                                                       ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 800,000
    shares authorized; 442,392 and 451,919 shares
    issued and outstanding, respectively.............          442           452
  Additional paid-in capital.........................    1,062,599     1,158,671
  Notes receivable from stockholders.................       (1,623)         (925)
  Deferred compensation..............................      (15,199)      (13,356)
  Accumulated other comprehensive income (loss)......        7,479        (1,144)
  Retained earnings..................................      226,248       303,169
                                                       ------------  ------------
          Total stockholders' equity.................    1,279,946     1,446,867
                                                       ------------  ------------
          Total liabilities and stockholders' equity. $  2,161,741  $  2,378,726
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data; unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            ---------------------
                                                              2000        2001
                                                            ---------  ----------
Revenues:
  Software................................................ $ 195,515  $  335,101
  Professional services, maintenance and other............   124,176     253,640
                                                            ---------  ----------
      Total revenues......................................   319,691     588,741
                                                            ---------  ----------
Cost of revenues:
  Software................................................     5,356       2,983
  Professional services, maintenance and other............    72,505     162,666
                                                            ---------  ----------
      Total cost of revenues..............................    77,861     165,649
                                                            ---------  ----------
      Gross margin........................................   241,830     423,092
                                                            ---------  ----------
Operating expenses:
  Product development.....................................    26,435      48,687
  Sales and marketing.....................................   140,547     212,513
  General and administrative..............................    28,893      54,496
                                                            ---------  ----------
      Total operating expenses............................   195,875     315,696
                                                            ---------  ----------
      Operating income....................................    45,955     107,396
Other income, net.........................................    13,211      14,699
                                                            ---------  ----------
      Income before income taxes..........................    59,166     122,095
Income taxes..............................................    23,853      45,174
                                                            ---------  ----------
      Net income .........................................    35,313      76,921

Accretion of preferred stock..............................   (77,048)         --
                                                            ---------  ----------
      Net income (loss) available to common stockholders.. $ (41,735) $   76,921
                                                            =========  ==========

Diluted net income (loss) per common share................ $   (0.10) $     0.15
                                                            =========  ==========

Basic net income (loss) per common share.................. $   (0.10) $     0.17
                                                            =========  ==========

Shares used in diluted share computation..................   408,280     519,873
                                                            =========  ==========

Shares used in basic share computation....................   408,280     448,025
                                                            =========  ==========

Comprehensive income (loss):
      Net income ......................................... $  35,313  $   76,921
      Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments.........    (1,203)     (4,868)
         Realized gains on securities.....................   (38,919)       (504)
         Unrealized gain (loss) on securities.............      (716)     (3,251)
                                                            ---------  ----------
           Other comprehensive income (loss)..............   (40,838)     (8,623)
                                                            ---------  ----------
      Total comprehensive income (loss)................... $  (5,525) $   68,298
                                                            =========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                     2000        2001
                                                                                  ----------  ----------
Cash flows from operating activities:
   Net income................................................................... $   35,313  $   76,921
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options.....................................      3,641       1,446
      Depreciation and amortization.............................................      9,531      21,621
      Exchange of software for cost-method investments..........................     (2,429)       (720)
      Loss from equity method investee..........................................      2,531          --
      Deferred income taxes.....................................................    (83,897)        (48)
      Tax benefit from exercise of stock options................................     97,854      31,000
      Gain on sale of short-term investments and marketable equity securities...    (38,919)       (504)
      Charitable contribution of marketable equity securities...................     28,700          --
      Provision for doubtful accounts and returns, net..........................      3,595      11,516
      Changes in operating assets and liabilities:
         Accounts receivable....................................................     (8,186)     14,258
         Prepaids and other.....................................................     (9,681)     21,346
         Accounts payable and accrued expenses..................................     37,504       4,417
         Deferred revenue.......................................................     63,652      44,759
                                                                                  ----------  ----------
           Net cash provided by operating activities............................    139,209     226,012
                                                                                  ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities...........................     10,219          --
   Purchases of property and equipment..........................................    (28,128)    (91,944)
   Purchases, sales and maturities of short-term investments, net...............    (28,932)    (21,343)
   Cash received in connection with Sales.com acquisition.......................         --      11,550
   Payment of MOHR earnout......................................................         --        (310)
   Purchase consideration paid to the shareholders of Paragren Technologies, Inc.   (18,000)     (1,756)
   Other non-operating assets and non-marketable securities.....................     (3,471)     (6,692)
   Repayments from (advances to) affiliate, net.................................     (5,260)     10,579
                                                                                  ----------  ----------
           Net cash used in investing activities................................    (73,572)    (99,916)
                                                                                  ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases...................     30,613      37,244
   Proceeds from issuance of preferred stock....................................     19,975          --
   Repayments of line of credit and capital lease obligations...................        (50)         --
   Repayments of stockholder notes..............................................         --         698
                                                                                  ----------  ----------
           Net cash provided by financing activities............................     50,538      37,942
                                                                                  ----------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents...............     (1,067)     (4,867)
                                                                                  ----------  ----------
Change in cash and cash equivalents.............................................    115,108     159,171
Cash and cash equivalents, beginning of period..................................    486,321     751,384
                                                                                  ----------  ----------
Cash and cash equivalents, end of period........................................ $  601,429  $  910,555
                                                                                  ==========  ==========
Supplemental disclosures of cash flows information:
   Cash paid for interest....................................................... $    7,980  $    8,301
                                                                                  ==========  ==========

   Cash paid for income taxes................................................... $    4,741  $    5,251
                                                                                  ==========  ==========
Supplemental disclosures of non-cash activities:
   Issuance of common stock for Sales.com....................................... $       --  $   28,235
                                                                                  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. (the "Company") is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web-based software applications designed to meet the sales, marketing and customer service information system requirements of even the largest multinational organizations. Siebel eBusiness Applications enable organizations to sell to, market to and service their customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. By employing comprehensive eBusiness applications to better manage their customer relationships, our customers achieve high levels of customer satisfaction and continue to be competitive in their markets.

  In May 2000, October 2000 and November 2000, the Company acquired OpenSite Technologies, Inc. ("OpenSite"), OnLink Technologies, Inc. ("OnLink") and Janna Systems Inc. ("Janna"), respectively, in business combinations accounted for as poolings-of-interests. Accordingly, all financial information has been restated to reflect the combined operations of Siebel and these companies. See Note 2.

  Stock Split

  On September 8, 2000, the Company effected a 2-for-1 stock split through the issuance of a stock dividend. The accompanying consolidated financial statements have been restated to give effect to the stock split.

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of March 31, 2001 and the three months ended March 31, 2000 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2001.

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

  Prior to the Company's acquisition of certain acquired companies, the acquired companies entered into arrangements with customers in which they did not have vendor-specific objective evidence of the fair values of the service elements of the arrangement. In addition, certain of the acquired companies' products required significant customization of the software such that the service element was essential to the functionality of the software. In these instances, the Company accounted for the entire arrangement under contract accounting using the percentage-of-completion accounting method.

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

  The Company's customers include a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Documentum, Inc., IBM Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Rational Software Corp., RSA Security, Inc., Quest Software, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the first quarter of 2001, the Company recognized approximately $38,000,000 in software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

  Cost of Revenues

  Cost of software consists primarily of media; product packaging and shipping; documentation and other production costs; and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and global services personnel, including cost of services provided by third party consultants engaged by the Company.

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

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. As of March 31, 2001, marketable equity securities include the Company's investment in three publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

  Intangible Assets

  Included in other assets are intangible assets, primarily goodwill, related to acquisitions, which are being amortized over three to five years using the straight-line method. Intangible assets were $66,290,000 and $83,591,000 and related accumulated amortization was $21,473,000 and $27,642,000 at December 31, 2000 and March 31, 2001, respectively.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $10,890,000 and $9,063,000 for the three months ended March 31, 2000 and 2001, respectively. Advertising expense in the first quarter of 2000 was unusually high due to the promotional activities of OpenSite, OnLink and Janna prior to their acquisition by the Company.

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

  Net Income (Loss) Available Per Common Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock and warrants outstanding using the treasury stock method. Dilutive net income (loss) per share also gives effect, when dilutive, to the conversion of the convertible notes, preferred stock and mandatorily redeemable convertible preferred stock, using the if-converted method.

  For both basic and diluted net income (loss) per common share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income (loss) available to common stockholders. See Note 8.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of the Company's convertible subordinated debentures was $420,000,000 at March 31, 2001, based on the quoted market price of the debentures. The net unrealized gain on the Company's derivative financial instruments at March 31, 2001 was $839,000.

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The cumulative transition adjustment upon adoption on January 1, 2001 was insignificant. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

  If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

  The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as hedges and, accordingly, the Company adjusts these instruments to fair value through earnings in the period of change in their fair value. The Company does not hold or issue financial instruments for speculative or trading purposes.

  The Company does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

  Business Combinations

  During the year ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a pooling of interests:

  Janna Systems Inc.

  On November 15, 2000, the Company acquired Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Janna's technology enables enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers. Under the terms of the agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna stockholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary ("ExchangeCo") of the Company that are currently exchangeable for the Company's common stock. This resulted in the issuance of approximately 9,385,000 shares of the Company's common stock to the former Janna stockholders (which number assumes that all of the Exchangeable Shares have been exchanged for the Company's common stock). In addition, all outstanding stock options of Janna were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. On November 30, 2005, any remaining outstanding Exchangeable Shares must convert on a one-for-one basis into the Company's common stock. All share data in the Company's financial statements reflects the Exchangeable Shares as having been exchanged for shares of the Company's common stock as of the earliest date presented.

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

  The Company expensed approximately $17,512,000 of direct merger-related expenses in connection with the Company's acquisition of Janna during the fourth quarter of 2000. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of March 31, 2001, the Company had settled approximately $4,456,000 of these merger-related costs and, accordingly, has reflected the remaining $13,056,000 of these merger-related costs in accounts payable and accrued liabilities. The remaining liabilities consist of approximately $10,839,000 of investment banker fees; $1,556,000 of legal, accounting and other professional fees; and $661,000 of other merger-related costs. The Company expects to settle these liabilities by December 31, 2001.

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink Technologies, Inc. ("OnLink"), a provider of eCommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with their customers to find out what they need and automatically match them to product and service configurations. Primary customers of OnLink include a full range of small, medium and large businesses. Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for approximately 0.3308 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed approximately $8,990,000 of direct merger-related expenses in connection with the Company's acquisition of OnLink in the fourth quarter of 2000. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of March 31, 2001, the Company had settled approximately $2,208,000 of these merger-related costs and, accordingly, has reflected the remaining $6,782,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist of approximately $6,280,000 of investment banker fees and $502,000 of legal, accounting and other professional fees. The Company expects to settle these liabilities by December 31, 2001.

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

                                Three Months Ended
                                     March 31,
                              ----------------------
                                 2000        2001
                              ----------  ----------
   Total revenues:
       Siebel............... $  309,439  $  588,741
       OpenSite.............      3,066           --
       OnLink...............      2,434           --
       Janna................      4,752           --
                              ----------  ----------
                             $  319,691  $  588,741
                              ==========  ==========

   Net income (loss):
       Siebel............... $   46,257  $   76,921
       OpenSite.............     (4,708)          --
       OnLink...............     (3,275)          --
       Janna................     (2,961)          --
                              ----------  ----------
                             $   35,313  $   76,921
                              ==========  ==========

  The results of operations of the Company in the above schedule include the operations of the acquired companies from the date of acquisition for all periods presented.

  Acquisitions

  During the year ended December 31, 2000 and the three months ended March 31 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. As a result, during the year ended December 31, 2000, the Company accounted for the investment in Sales.com using the equity method. As a result of recording the Company's portion of Sales.com's losses for the year ended December 31 2000, the carrying value of the Company's investment in Sales.com had been reduced to zero at December 31, 2000. On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of approximately $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000, and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology and other intangibles. This amount is being amortized over three years.

  Wind S.r.l.

  On September 27, 2000, the Company acquired approximately 81% of the outstanding shares of Wind S.r.l. ("Wind"), an Italian consulting company and a Siebel partner since 1999. Wind specializes in eBusiness, ERP and business intelligence systems implementation. Wind's customers include medium and large telecommunications, manufacturing and services companies. The Company acquired the 81% interest in Wind for net cash consideration of $3,257,000. The Company has the option to acquire, and Wind's stockholders have the option to require the Company to purchase, the remaining 19% interest in Wind in September 2001 for cash consideration of approximately $930,000. The purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $2,930,000 was allocated to goodwill. This amount is being amortized over three years. During the three months ended March 31, 2001, the Company paid additional consideration of $814,000 to Wind's stockholders based on Wind meeting certain revenue targets, as defined in the merger agreement. In accordance with EITF 95-8, the Company recorded this additional consideration as compensation expense in the three months ended March 31, 2001. In the event that Wind meets certain revenue targets, as defined in the merger agreement, during the years ending December 31, 2001 and 2002, the Company could pay the stockholders of Wind additional cash consideration in an aggregate amount of $2,443,000. The additional consideration will be recorded as compensation expense when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000 (the "MOHR Obligation"). The Company paid $1,500,000 of the MOHR Obligation in January 2001 and is required to make an additional payment of $1,500,000 on January 31, 2002. The initial purchase price of $10,905,000 was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,022,000 was allocated to goodwill. This amount is being amortized over three years. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,372,000 to MOHR's stockholders during the three months ended March 31, 2001. In accordance with EITF 95-8, the Company recorded $310,000 of this additional consideration as goodwill and $1,062,000 as compensation expense.

  In the event that (i) MOHR meets certain revenue targets, as defined in the merger agreement, during the fiscal year ending December 31, 2001 and (ii) certain individuals meet certain post closing requirements, as defined in the merger agreement, the Company could pay additional cash consideration (the "MOHR Earnout") in an aggregate amount of $3,500,000. The Company will record approximately $1,460,000 of the MOHR Earnout, if paid, as goodwill and $2,040,000 of the MOHR Earnout as compensation, if paid. Amounts recorded as goodwill will be amortized over the remaining life of the goodwill, and the compensation portion of the payments will be expensed when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. A valuation study was performed on Paragren, and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and will be amortized over three years. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,756,000 to Paragren's stockholders during the three months ended March 31, 2001. In accordance with EITF 95-8, the Company recorded this additional consideration as goodwill, which is being amortized over the remaining two-year life of the goodwill.

  Each of the above transactions was accounted for by the purchase method of accounting and, accordingly, the operating results of each of the acquired companies have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Pro forma information giving effect to these acquisitions has not been presented since the pro forma information would not differ materially from the historical results of the Company.

  Stockholders' Equity

  Stock-Based Compensation

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2000 and March 31, 2001, a total of 679,000 and 454,000 shares of common stock, respectively, are outstanding that remain subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares, and the cash paid by the Company did not exceed the market value of the restricted shares at the time of repurchase. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option.

  During the three months ended March 31, 2000, OnLink and Janna granted an aggregate of approximately 1,398,000 options with a weighted average exercise price of $13.80 per share to employees in which the exercise prices were below the fair market value of their common stock on the date of grant. Accordingly, the Company recorded deferred compensation of $17,604,000 during the three months ended March 31, 2000 related to these options. These grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years. During the three months ended March 31, 2001, there were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant.

  During 1999, the Company granted 40,000 options to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees, the Company recorded deferred compensation related to these options of $531,000 during the three months ended March 31, 2000, which is being amortized over the vesting period of five years.

  Net Income (Loss) Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2000        2001
                                                                  ---------  ----------
Shares used in basic net income (loss) per share computation....   408,280     448,025
Effect of dilutive potential common shares resulting from
   stock options and common stock warrants......................         --     71,502
Effect of dilutive potential common shares resulting from
   common stock subject to repurchase...........................         --        346
                                                                  ---------  ----------
Shares used in diluted net income (loss) per share computation..   408,280     519,873
                                                                  =========  ==========

  The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

                                                                      Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                       2000        2001
                                                                     ---------  ----------
Options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period.......     1,957      38,723
Weighted average options, calculated using the treasury stock method, that were excluded due to the Company reporting a net
  loss available to common stockholders during the period..........    92,363          --
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures..............................    12,867      12,867
Weighted average shares issuable upon conversion of the preferred
  stock and mandatorily redeemable convertible preferred stock.....     8,426          --
                                                                     ---------  ----------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation.....................................   115,613      51,590
                                                                     =========  ==========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the three months ended March 31, 2000 and 2001 had weighted average exercise prices of $63.52 and $70.63 per share, respectively.

  Stock Issued for Services

  In March 1999, OpenSite entered into an agreement with Protégé Software Limited ("Protégé"), pursuant to which Protégé managed OpenSite's European subsidiary, OpenSite Europe Ltd. The initial term of the agreement was for a period of 18 months beginning April 1, 1999; however, the agreement was terminated by the Company effective June 30, 2000. Under the original terms of the agreement, Protégé earned a cash bonus (the "Cash Bonus") based on a percentage of sales within Protégé's territory, as defined in the agreement. At the option of Protégé, the Cash Bonus for the period ended March 30, 2000 could be converted into shares of common stock at a price of approximately $8.00 per share. During the first quarter of 2000, OpenSite recorded a one-time non-cash expense of approximately $1,800,000 related to OpenSite's commitment to issue shares of common stock to Protégé. In May 2000, Protégé elected to convert its Cash Bonus for the twelve-month period ended March 30, 2000 into shares of common stock, and subsequently was issued an aggregate of 34,690 shares of equivalent Siebel common stock as full satisfaction of such election. Neither OpenSite nor the Company is obligated to issue Protégé any additional shares of its common stock.

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

  The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

  Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock

  During 1998 and 1999, OnLink sold an aggregate of 2,818,630 shares of Series A and B convertible preferred in private placement transactions. During the three months ended March 31, 2000, OnLink sold 697,432 shares of Series C convertible preferred stock in a private placement transaction for net proceeds of $19,975,000. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000. Prior to the conversion of the preferred stock, the holders of the Series A, Series B and Series C convertible preferred stock had certain preferences over the holders of OnLink's common stock, including liquidation preferences and dividend rights.

  Prior to the Company's acquisition of OpenSite, OpenSite had issued an aggregate of 5,323,200 shares of its Series A, B and C mandatorily redeemable convertible preferred stock (the "Preferred Stock"), net of repurchases, in private placement transactions. In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded a non-cash charge to stockholders' equity of $77,048,000 during the three months ended March 31, 2000 to reflect the Preferred Stock at its then current redemption value. This charge to equity has been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this Report are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these factors are discussed under the heading "Risk Factors" and elsewhere in this Report.

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

Under the terms of the OpenSite and OnLink acquisition agreements, each outstanding share of OpenSite and OnLink common stock was exchanged for approximately 0.2630 and 0.3308, respectively, of newly issued shares of the Company's common stock. This resulted in the issuance of approximately 7.4 million additional shares of the Company's common stock in each transaction to the former stockholders of OpenSite and OnLink. Under the terms of Janna's acquisition agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna stockholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of the Company's Canadian subsidiary ("ExchangeCo") that are currently exchangeable for the Company's common stock. This resulted in the issuance of approximately 9.4 million shares of the Company's common stock to the former Janna stockholders (which number assumes that all of the Exchangeable Shares have been exchanged for our common stock). In addition, all outstanding stock options of OpenSite, OnLink and Janna were converted into the right to acquire the Company's common stock at the same respective exchange ratio with a corresponding adjustment to the exercise price.

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

Results of Operations for the Three Months Ended March 31, 2000 and 2001

The following table sets forth the consolidated statement of operations data for the three months ended March 31, 2000 and 2001, expressed as a percentage of total revenues:

                                                Three Months Ended March 31,
                                                 --------------------------
                                                    2000          2001
                                                 ----------    ----------
Revenues:
    Software...................................       61.2%        56.9%
    Professional services, maintenance and other      38.8          43.1
                                                 ----------    ----------
        Total revenues.........................      100.0         100.0
                                                 ----------    ----------
Cost of revenues:
    Software...................................        1.7           0.5
    Professional services, maintenance and other      22.7          27.6
                                                 ----------    ----------
        Total cost of revenues.................       24.4          28.1
                                                 ----------    ----------
        Gross margin...........................       75.6          71.9
                                                 ----------    ----------
Operating expenses:
    Product development........................        8.3           8.3
    Sales and marketing........................       44.0          36.1
    General and administrative.................        9.0           9.2
                                                 ----------    ----------
        Total operating expenses...............       61.3          53.6
                                                 ----------    ----------
        Operating income.......................       14.3          18.3
Other income, net..............................        4.1           2.5
                                                 ----------    ----------
        Income before income taxes.............       18.4          20.8
Income taxes...................................        7.5           7.7
                                                 ----------    ----------
        Net income.............................       10.9%        13.1%
                                                 ==========    ==========

Revenues

Software. License revenues increased from $195.5 million for the three months ended March 31, 2000 to $335.1 million for the three months ended March 31, 2001. License revenues increased in absolute dollars during this period as compared to the respective prior period due to an increase in the number of licenses of Siebel applications sold to new and existing customers and also due to licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel applications. The increase in the number of licenses was primarily due to continued demand by new and existing customers for products in the Siebel applications family both in the United States and internationally.

The Company's license revenue growth depends on the overall demand for eBusiness application software, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business depends on general economic and business conditions. The Company experienced a decrease in the year-on-year growth rate of its software license revenues in the first quarter of 2001 as a result of the general softening of the U.S. economy. Software license revenues as a percentage of total revenues were 61% in the first quarter of 2000 as compared to 57% in the first quarter of 2001. Software license revenues decreased as a percentage of total revenues primarily due to the growth of the Company's professional services business to meet the growing demand for implementation of the Company's products. While the Company expects software license revenues to continue to grow in absolute dollars over the comparable period in the prior year, the Company believes that software license revenue for the second quarter of 2001 will remain comparable to or decrease from the levels achieved in the first quarter of 2001. Please refer to the risk factor "Economic conditions could adversely affect our revenue growth and ability to forecast revenue."

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Latin America, South Africa, Japan and Asia. International license revenues accounted for 37% and 38% of total license revenues for the three months ended March 31, 2000 and 2001, respectively. The Company is increasing its international sales force and expects international revenues will continue to account for a substantial portion of total revenues in the future.

The Company's customers include a number of its suppliers (e.g., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer Corporation, Documentum, Inc., IBM Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Rational Software Corp., RSA Security, Inc., Quest Software, Inc., Siemens Corporation and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the first quarter of 2001, the Company recognized approximately $38.0 million in software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

During the first quarter of 2000, the Company established a program whereby qualified startup companies could obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified startup companies are generally companies who have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized $2.4 million and $0.7 million of license revenues related to this program during three months ended March 31, 2000 and 2001, respectively.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased from $124.2 million for the three months ended March 31, 2000 to $253.6 million for the three months ended March 31, 2001 and as a percentage of total revenues were 39% in the first quarter of 2000 as compared to 43% in the first quarter of 2001. The increase in the absolute dollar amount was due to growth in the Company's consulting business, sales and marketing training businesses and growth in the installed base of customers receiving maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues will continue to increase in absolute dollars as a result of the Company's growing installed customer base and the Company's expansion of its consulting and training organization to meet anticipated customer demands in connection with product implementation and sales training.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of software license revenues decreased from $5.4 million for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001. As a percentage of software license revenues, cost of license revenues was 3% and 1% for the three months ended March 31, 2000 and 2001, respectively. Cost of license revenues decreased both in absolute dollars and as a percentage of software license revenue due to a shift away from products subject to third-party software royalties, along with the Company renegotiating certain third-party royalty agreements to more favorable terms. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of total revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred in providing sales and marketing training, consulting and other global services. Cost of professional services, maintenance and other revenues increased from $72.5 million for the three months ended March 31, 2000 to $162.7 million for the three months ended March 31, 2001 and increased as a percentage of professional services, maintenance and other revenues from 58% in the first quarter of 2000 to 64% in the first quarter of 2001. The increase in the absolute dollar amount reflects increased costs resulting from the Company's expansion of its maintenance and support organization and growth in the Company's consulting and training businesses. The increase as a percentage of professional services, maintenance and other revenues reflects an increased proportion of this revenue coming from consulting services that are at relatively lower margins than maintenance services. The Company expects that professional services, maintenance and other costs will continue to increase in absolute dollar amount as the Company expands its global services organization to support a growing installed customer base; its consulting organization to meet anticipated customer demands in connection with product implementation; and the training organization to support the growing needs of its customers.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased from $26.4 million for the three months ended March 31, 2000 to $48.7 million for the three months ended March 31, 2001. Product development expense was 8% of total revenues in both the fiscal 2000 period and 2001 period. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to continue to increase in absolute dollar amount but remain at a similar percentage of total revenues as in the first three months of fiscal 2001. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses increased from $140.5 million for the three months ended March 31, 2000 to $212.5 million for the three months ended March 31, 2001 and as a percentage of total revenues, sales and marketing expenses were 44% and 36% in the first quarter of fiscal 2000 and 2001, respectively. The increase in the absolute dollar amount of sales and marketing expenses reflect the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. Sales and marketing expense as a percentage of total revenues decreased from the comparable period in 2000 primarily as the result of: (i) management's acceleration of its cost control initiatives, including reducing advertising expenditures and other discretionary expenditures as part of an overall program to improve operational efficiencies and in response to the weakening U.S. economy and (ii) operating efficiencies obtained from combining the sales and marketing efforts of OpenSite, OnLink and Janna with the Company's efforts subsequent to their acquisition by the Company. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts and increases promotional activities. These expenses as a percentage of total revenues in the future are expected to be comparable to the percentage of total revenues in the first three months of 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses increased from $28.9 million for the three months ended March 31, 2000 to $54.5 million for the three months ended March 31, 2001 and as a percentage of total revenues were 9% in each of the three months ended March 31, 2000 and 2001. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that general and administrative expenses as a percentage of total revenues will remain the same or decrease as a percentage of total revenues as compared to the percentage of total revenues in the first three months of fiscal 2001.

Operating Income and Operating Margin

Operating income increased from $46.0 million for the three months ended March 31, 2000 to $107.4 million for the three months ended March 31, 2001 and operating margin was 14% and 18% in the first quarter of 2000 and 2001, respectively. Operating margins increased in the first quarter of 2001 over the comparable period in 2000 primarily due to management's acceleration of cost control initiatives in the Company's sales, marketing and other operations as part of an overall program to improve operational efficiencies and in response to the weakening U.S. economy, and due to efficiencies obtained subsequent to the Company's acquisition of OpenSite, OnLink and Janna. The Company's gross margin for the first quarter of 2001 decreased compared to the first quarter of 2000 as a result of a higher percentage of total revenues coming from professional services, maintenance and other revenues, which are at lower margins than software license revenues. The Company expects operating margins to remain comparable to the operating margin for the first quarter of 2001.

Other Income, Net

For the three months ended March 31, 2000 and 2001, other income, net was comprised of the following:

                                               Three months Ended March 31,
                                                --------------------------
                                                   2000           2001
                                                -----------   ------------
Interest income............................... $10,307,000   $ 19,108,000
Interest expense..............................  (4,450,000)    (4,734,000)
Losses from equity method investee............  (2,531,000)           --
Contribution of investments................... (28,700,000)           --
Gain on sale of investments...................  38,919,000        504,000
Other, net....................................    (334,000)      (179,000)
                                                -----------   ------------
                                               $13,211,000   $ 14,699,000
                                                ===========   ============

Interest income represents earnings on the Company's increased balances of cash and cash equivalents and short-term investments. Interest expense represents interest on the Company's $300.0 million of convertible subordinated debentures bearing interest at 5.50%. In December 1999, the Company sold a controlling interest in Sales.com and accounted for this investment under the equity method of accounting during fiscal 2000. The Company re-acquired Sales.com in early January 2001 and, accordingly, has consolidated the operations of Sales.com in 2001. During the three months ended March 3l, 2000, the Company had realized gains on sales of investments of $38.9 million, which primarily represented gains on the Company's investment in USinternetworking, Inc. During the three months ended March 31, 2001, the Company had realized gains of $0.5 million related to sales of short-term investments. Charitable contributions during the three months ended March 31, 2000 were primarily comprised of the Company's contribution of a portion of its investment in USinternetworking, Inc. to various charitable organizations.

Provision for Income Taxes

Income taxes totaled $23.9 million and $45.2 million for the three months ended March 31, 2000 and 2001, respectively. The provision for income taxes as a percentage of pretax income decreased from 40% during the three months ended March 31, 2000 and 38% for the year ended December 31, 2000 to 37% during the three months ended March 31, 2001 primarily due to a shift of the Company's taxable income to more favorable tax jurisdictions. The Company expects its effective tax rate for the remainder of 2001 to be approximately 37%, excluding the effect of non-deductible costs such as merger-related expenses.

Net Income and Net Income (Loss) Available to Common Stockholders

The Company had net income of $35.3 million and $76.9 million for the three months ended March 31, 2000 and 2001, respectively. The Company had a net loss available to common stockholders of $41.7 million for the three months ended March 31, 2000 compared to net income available to common stockholders of $76.9 million for the three months ended March 31, 2001. Net income for the three months ended March 31, 2000 has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine net loss available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for the three months ended March 31, 2000. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one for one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Diluted net loss available per common share was $.10 per share for the three months ended March 31, 2000 compared to diluted net income available per common share of $0.15 per share for the three months ended March 31, 2001.

Adoption of Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138. The cumulative transition adjustment upon adoption on January 1, 2001 was insignificant. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value.

The Company does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments in aggregate increased from $1,152.6 million as of December 31, 2000 to $1,337.5 million as of March 31, 2001, representing approximately 53% and 56% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 81 days as of December 31, 2000 compared with 76 days as of March 31, 2001. As of April 30, 2001, the fair value of the Company's marketable equity securities was $4.9 million.

As of March 31, 2001, the Company had $300.0 million of convertible subordinated debentures outstanding. The seven-year term notes bear interest at a rate of 5.50% and are convertible into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300.0 million. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

Cash provided by operating activities was $139.2 million and $226.0 million for the three months ended March 31, 2000 and 2001, respectively. Cash provided by operating activities for the three months ended March 31, 2001 increased over the comparable period in fiscal 2000 primarily due to an increase in net income.

Cash used in investing activities was $73.6 million and $99.9 million for the three months ended March 31, 2000 and 2001, respectively. Cash used in investing activities during the first quarter of fiscal 2000 was primarily the result of: (i) the Company's purchase of $28.9 million of short-term investments; (ii) the Company's purchase of $28.1 million of property and equipment, including leasehold improvements; and (iii) the acquisition of Paragren for proceeds totaling $18.0 million. Cash used in investing activities during the first quarter of fiscal 2001 was primarily the result of: (i) the Company's purchase of $21.3 million of short-term investments; (ii) the Company's purchase of $91.9 million of property and equipment, including leasehold improvements; (iii) earnout payments in the aggregate of $2.1 million to the stockholders of MOHR and Paragren; and (iv) purchases of other non-operating assets of $6.7 million, partially offset by cash received in the amount of $11.6 million as part of the Sales.com purchase and repayments of $10.6 million from an affiliate.

The Company has incurred and expects to continue to incur significant capital expenditures in connection with tenant improvements and furniture and fixtures for the Company's leased facilities. The Company has used full-serviced office suites on a month-to-month rental basis to establish its presence in new locations. As these locations expand, the Company has begun to transition more of the office suites to leased space. This transition has involved build-out of tenant improvements, acquisition of furniture and fixtures and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company has already built out a number of leased facilities and expects this trend to continue. The Company may purchase land and buildings in the future to meet its facilities needs.

Cash provided by financing activities was $50.5 million and $37.9 million for the three months ended March 31, 2000 and 2001, respectively. For the three months ended March 31, 2000, the Company's financing activities consisted primarily of $30.6 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and proceeds of $20.0 million from the issuance of preferred stock by OnLink prior to its acquisition. For the three months ended March 31, 2001, the Company's financing activities consisted primarily of $37.2 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and proceeds of $0.7 million from the repayment of stockholder notes.

While the Company believes that the anticipated cash flows from operations, along with cash and cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months, the Company may elect to raise additional capital through a public offering in the future, depending upon market conditions.

Risk Factors

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Quarterly Report and our other public filings.

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

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for eBusiness application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy, domestically or internationally, may result in decreased revenues and growth rates.

Management uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically or internationally, may cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company's cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner and thereby could adversely affect our business or results of operations.

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

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. License revenues from our ten largest customers in the three months ended March 31, 2001 accounted for approximately 46% of total license revenues for such quarter. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future. However, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for the year ending December 31, 2001 will be significantly lower as a percentage of total license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition and results of operations.

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

A large number of personal, departmental and other products exist in the Siebel eBusiness applications market. Companies such as BroadVision, Inc., CAS Software AG, Dendrite International, Inc., E.piphany, Inc., FirePond, Inc., FrontRange Solutions, Inc., Interact Commerce Corporation, Kana Communications, Inc., Nortel Networks, ONYX Software Corporation, Oracle Corporation, PeopleSoft, Inc., Pivotal Software, Inc., Remedy Corporation, SAP AG, Trilogy Software, Inc. and Vignette Corporation are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

We have substantial amounts of outstanding indebtedness, primarily consisting of our 5.50% convertible subordinated notes due September 15, 2006 (see Note 7 to the consolidated financial statements). As a result of this indebtedness, our principal and interest payment obligations are substantial. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We also expect to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 2001. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A-1 Preferred Stock, which was issued in connection with the acquisition of Janna. Please see Note 2 to the consolidated financial statements. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. The first table includes the Company's foreign currency forward contracts used to hedge foreign currency receivables, payables and intercompany balances, which are subject to exchange rate risk. The second table includes the Company's available-for-sale short-term investments, which are subject to interest rate risk.

The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

The following summarizes the Company's foreign currency forward contracts, all of which mature in 2001, by currency, as of March 31, 2001. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                         Contract                  Fair Value at
                                          Amount       Contract     March 31,
                                     (Local Currency)   Amount      2001 (US$)
                                     ----------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...........      (AUD) 6,736   US$3,842  $        516

British pounds ("GBP") (contracts to
  pay GBP/receive US$)..............      (GBP) 3,307   US$4,795  $         48

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)..............  (YEN) 2,930,208  US$25,466  $      1,524

Canadian dollars ("CAN") (contracts
  to receive CAN/pay US$)...........     (CAN) 11,082   US$7,107  $        (24)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)...........      (SGD) 5,401   US$3,238  $        232

Euro ("EUR") (contracts to pay
  EUR/receive US$)..................     (EUR) 17,569  US$15,112  $       (487)

Swiss Franc ("CHF") (contracts to
  pay CHF/receive US$)..............      (CHF) 4,274   US$2,605  $        125

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)..............     (CHF) 15,268  EUR 10,087 $        (99)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)..............      (GBP) 2,763  EUR 3,346  $       (996)

The following summarizes the Company's short-term investments and the weighted average yields, as of March 31, 2001 (in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           2001     2002     2003     2004     2005    after
                         -------- -------- -------- -------- -------- --------
US Treasury and Agency
  securities............ $34,346  $25,409  $57,273  $17,248  $41,348   $7,047
Wtd. Avg. Yld...........    5.17%    4.74%    4.48%    4.61%    4.68%    5.31%

Municipal securities.... $22,941  $19,560   $1,981       --       --       --
Wtd. Avg. Yld...........    3.28%    3.41%    4.31%

Corporate bonds......... $53,309  $40,535  $54,397  $23,056  $23,370   $5,075
Wtd. Avg. Yld...........    5.37%    5.11%    5.19%    5.47%    5.74%    5.78%

As of March 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $426.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2001, the fair value of the portfolio would decline by approximately $7.1 million.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity prices would result in an approximate $439,000 decrease in the fair value of the Company's marketable equity securities as of March 31, 2001.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of March 31, 2001 was $420.0 million.

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

Item 5. Other Information.

The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of the Company's stock or trading of the Company's stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. The Company believes that certain of its directors, officers and employees, including Thomas M. Siebel, the Company's Chairman and Chief Executive Officer, may establish such programs.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (1)
2.2	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (2)
2.3	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly-owned subsidiaries of the Registrant, and Janna Systems Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (4)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant. (5)
3.3	Bylaws of the Registrant. (6)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate. (6)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (6)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Company. (3)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (4)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (4)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (6)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (7)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (6)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (5)
10.6.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (8)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (5)
10.7.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (8)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (5)
10.8.1	First Amendment to Lease dated September 23, 2000. (8)
10.9	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (5)
10.10	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (5)
10.11	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (5)
10.12	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (5)
10.13	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (5)
10.14	Registrant's 1998 Equity Incentive Plan, as amended. (9)
23.1	Consent of KPMG LLP, Independent Auditors. (10)

__________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2000.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 10, 2000.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72969), as amended.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: May 15, 2001

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)