Form 10-Q
period 2001-06-30
SIEBEL SYSTEMS INC
filed 2001-08-13
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 25, 2001 was 460,350,231.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2001
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; unaudited)

                                                             December 31,    June 30,
                                                                 2000          2001
                                                             ------------  ------------
Assets

Current assets:
   Cash and cash equivalents............................... $    751,384  $    831,545
   Short-term investments..................................      401,200       658,993
   Marketable equity securities............................       14,285         5,176
   Accounts receivable, net................................      521,358       449,726
   Deferred income taxes...................................       61,825        64,487
   Prepaids and other......................................       92,825        86,232
                                                             ------------  ------------
          Total current assets.............................    1,842,877     2,096,159

Property and equipment, net................................      189,610       329,764
Other assets...............................................       97,546        98,464
Deferred income taxes......................................       31,708        31,708
                                                             ------------  ------------
          Total assets..................................... $  2,161,741  $  2,556,095
                                                             ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable........................................ $     24,113  $     19,074
   Accrued expenses........................................      355,159       364,988
   Deferred revenue........................................      202,523       250,944
                                                             ------------  ------------
          Total current liabilities........................      581,795       635,006

Convertible subordinated debentures........................      300,000       300,000
                                                             ------------  ------------
          Total liabilities................................      881,795       935,006
                                                             ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000
    shares authorized; 442,392 and 459,544 shares
    issued and outstanding, respectively...................          442           460
  Additional paid-in capital...............................    1,062,599     1,255,989
  Notes receivable from stockholders.......................       (1,623)         (828)
  Deferred compensation....................................      (15,199)      (11,277)
  Accumulated other comprehensive income (loss)............        7,479        (2,981)
  Retained earnings........................................      226,248       379,726
                                                             ------------  ------------
          Total stockholders' equity.......................    1,279,946     1,621,089
                                                             ------------  ------------
          Total liabilities and stockholders' equity....... $  2,161,741  $  2,556,095
                                                             ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,               June 30,
                                                             ---------------------  ----------------------
                                                               2000        2001        2000        2001
                                                             ---------  ----------  ----------  ----------
Revenues:
  Software................................................. $ 245,301  $  286,839  $  440,816  $  621,940
  Professional services, maintenance and other.............   152,243     262,903     276,419     516,543
                                                             ---------  ----------  ----------  ----------
      Total revenues.......................................   397,544     549,742     717,235   1,138,483
                                                             ---------  ----------  ----------  ----------
Cost of revenues:
  Software.................................................     3,773       2,858       9,129       5,841
  Professional services, maintenance and other.............    98,915     149,123     171,420     311,789
                                                             ---------  ----------  ----------  ----------
      Total cost of revenues...............................   102,688     151,981     180,549     317,630
                                                             ---------  ----------  ----------  ----------
      Gross margin.........................................   294,856     397,761     536,686     820,853
                                                             ---------  ----------  ----------  ----------
Operating expenses:
  Product development......................................    33,531      50,142      59,966      98,829
  Sales and marketing......................................   161,632     194,045     302,179     406,558
  General and administrative...............................    35,989      42,652      64,882      97,148
  Merger-related expenses..................................    10,002          --      10,002          --
                                                             ---------  ----------  ----------  ----------
      Total operating expenses.............................   241,154     286,839     437,029     602,535
                                                             ---------  ----------  ----------  ----------
      Operating income.....................................    53,702     110,922      99,657     218,318
Other income, net..........................................    16,557      10,596      29,768      25,295
                                                             ---------  ----------  ----------  ----------
      Income before income taxes...........................    70,259     121,518     129,425     243,613
Income taxes...............................................    30,660      44,961      54,513      90,135
                                                             ---------  ----------  ----------  ----------
      Net income ..........................................    39,599      76,557      74,912     153,478
Accretion of preferred stock...............................   (21,707)         --     (98,755)         --
                                                             ---------  ----------  ----------  ----------
      Net income (loss) available to common stockholders... $  17,892  $   76,557  $  (23,843) $  153,478
                                                             =========  ==========  ==========  ==========

Diluted net income (loss) per common share................. $    0.04  $     0.15  $    (0.06) $     0.29
                                                             =========  ==========  ==========  ==========
Basic net income (loss) per common share................... $    0.04  $     0.17  $    (0.06) $     0.34
                                                             =========  ==========  ==========  ==========

Shares used in diluted share computation...................   511,182     522,758     412,346     521,846
                                                             =========  ==========  ==========  ==========
Shares used in basic share computation.....................   417,334     455,352     412,346     451,682
                                                             =========  ==========  ==========  ==========
Comprehensive income:
      Net income .......................................... $  39,599  $   76,557  $   74,912  $  153,478
      Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments..........     1,006      (1,801)       (197)     (6,669)
         Realized (gain) loss previously recognized
             in other comprehensive income.................   (11,193)       (598)    (50,112)     (1,102)
         Unrealized gain (loss) on investments.............    (7,580)        562      (8,296)     (2,689)
                                                             ---------  ----------  ----------  ----------
           Other comprehensive income (loss)...............   (17,767)     (1,837)    (58,605)    (10,460)
                                                             ---------  ----------  ----------  ----------
      Total comprehensive income........................... $  21,832  $   74,720  $   16,307  $  143,018
                                                             =========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                     2000        2001
                                                                                  ----------  ----------
Cash flows from operating activities:
   Net income................................................................... $   74,912  $  153,478
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options.....................................      5,473       2,803
      Depreciation and amortization.............................................     20,539      47,546
      Exchange of software for cost-method investments..........................     (4,396)       (971)
      Loss from equity method investee..........................................      5,408          --
      Deferred income taxes.....................................................    (60,587)       (201)
      Tax benefit from exercise of stock options................................     97,854      47,800
      Loss (gain) on investments and marketable equity securities...............    (50,112)        636
      Charitable contribution of marketable equity securities...................     28,700          --
      Provision for doubtful accounts and returns, net..........................     10,386      17,931
      Write-down of acquired companies' assets to be disposed of................        622          --
      Changes in operating assets and liabilities:
         Accounts receivable....................................................    (39,073)     54,459
         Prepaids and other.....................................................    (29,042)      6,923
         Accounts payable and accrued expenses..................................    125,535       3,902
         Deferred revenue.......................................................     72,237      48,421
                                                                                  ----------  ----------
           Net cash provided by operating activities............................    258,456     382,727
                                                                                  ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities...........................     23,876         714
   Purchases of property and equipment..........................................    (59,777)   (172,444)
   Purchases, sales and maturities of short-term investments, net...............    (52,186)   (255,075)
   Cash received in connection with Sales.com acquisition.......................         --      11,550
   Purchase consideration paid to the shareholders of MOHR Development, Inc. ...     (7,734)       (310)
   Purchase consideration paid to the shareholders of Paragren Technologies, Inc    (18,050)     (1,756)
   Other non-operating assets and non-marketable securities.....................     (1,864)     (8,442)
   Repayments from (advances to) affiliate, net.................................     (7,922)     10,579
                                                                                  ----------  ----------
           Net cash used in investing activities................................   (123,657)   (415,184)
                                                                                  ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases...................     77,200     118,492
   Proceeds from issuance of OnLink preferred stock.............................     19,975          --
   Repayments of line of credit and capital lease obligations...................       (114)         --
   Repayments of stockholder notes..............................................         78         795
                                                                                  ----------  ----------
           Net cash provided by financing activities............................     97,139     119,287
                                                                                  ----------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents...............       (197)     (6,669)
                                                                                  ----------  ----------
Change in cash and cash equivalents.............................................    231,741      80,161
Cash and cash equivalents, beginning of period..................................    486,321     751,384
                                                                                  ----------  ----------
Cash and cash equivalents, end of period........................................ $  718,062  $  831,545
                                                                                  ==========  ==========
Supplemental disclosures of cash flows information:
   Cash paid for interest....................................................... $    7,991  $    8,493
                                                                                  ==========  ==========

   Cash paid for income taxes................................................... $    9,523  $    8,934
                                                                                  ==========  ==========
Supplemental disclosures of non-cash activities:
   Issuance of common stock for Sales.com....................................... $       --  $   28,235
                                                                                  ==========  ==========
   Conversion of preferred stock into common stock.............................. $  179,214  $       --
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

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of June 30, 2001 and the three and six months ended June 30, 2000 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2001.

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

  The Company's customers include a number of its suppliers (e.g., Ariba, Inc., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Documentum, Inc., Informatica Corporation, IBM Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Peregrine Systems, Inc., Rational Software Corp., RSA Security, Inc., Quest Software, Inc., Siemens Corporation, and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the three months ended June 30, 2001, the Company recognized approximately $12,222,000 of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

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

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. As of June 30, 2001, marketable equity securities include the Company's investment in three publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

  Intangible Assets

  Included in other assets are intangible assets, primarily goodwill, related to acquisitions, which are being amortized over three to five years using the straight-line method. Intangible assets were $66,290,000 and $83,681,000 and related accumulated amortization was $21,473,000 and $33,917,000 at December 31, 2000 and June 30, 2001, respectively.

  Impairment of Long-Lived Assets

  The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In connection with the acquisition of OpenSite, the Company reviewed the carrying value of OpenSite's fixed assets and certain long-term assets and as a result recorded a charge to earnings of $622,000 for assets that the Company abandoned or disposed of at less than their carrying value. This provision has been reflected in merger-related expenses in the three and six months ended June 30, 2000. The Company does not have any additional long-lived assets it considers to be impaired.

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $10,381,000 and $21,271,000 for the three and six months ended June 30, 2000, respectively, and $5,806,000 and $14,869,000 for the three and six months ended June 30, 2001, respectively.

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

  Net Income (Loss) Available Per Common Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock, restricted common stock subject to repurchase by the Company, and warrants outstanding, using the treasury stock method. Dilutive net income (loss) per share also gives effect, when dilutive, to the conversion of the convertible notes, preferred stock and mandatorily redeemable convertible preferred stock, using the if-converted method.

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

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues, and the Company's customers, which are primarily in the high technology, telecom, financial services (including insurance), pharmaceutical, utilities and consumer packed goods industries, are sufficiently diverse that the Company does not consider itself significantly exposed to concentrations of credit risk.

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of the Company's convertible subordinated debentures was $639,000,000 at June 30, 2001, based on the quoted market price of the debentures. The net unrealized loss on the Company's derivative financial instruments at June 30, 2001 was $46,000.

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. The cumulative transition adjustment upon adoption on January 1, 2001 was insignificant. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

  Recent Accounting Pronouncements

  In late July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined by APB No. 16 "Business Combinations."

  For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS No. 141 provides that intangible assets that do not meet the separate identifiable intangible asset criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption. Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption (January 1, 2002).

  SFAS No. 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Identifiable intangible assets with an indefinite life, as defined in SFAS No. 142, will not be amortized until their life is determined to be finite. All other identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

  SFAS No. 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill is impaired. If the company determines that goodwill is impaired, the Company must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is an impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS No. 141.

  For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective beginning on January 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS No. 142.

  The Company is currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

  Business Combinations

  During the year ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a pooling of interests:

  Janna Systems Inc.

  On November 15, 2000, the Company acquired Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Janna's technology enables enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers. Under the terms of the agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna stockholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary of the Company that are currently exchangeable for the Company's common stock. This resulted in the issuance of approximately 9,385,000 shares of the Company's common stock to the former Janna stockholders (which number assumes that all of the Exchangeable Shares have been exchanged for the Company's common stock). In addition, all outstanding stock options of Janna were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. On November 30, 2005, any remaining outstanding Exchangeable Shares must convert on a one-for-one basis into the Company's common stock. All share data in the Company's financial statements reflects the Exchangeable Shares as having been exchanged for shares of the Company's common stock as of the earliest date presented.

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

  The Company expensed approximately $17,512,000 of direct merger-related expenses in connection with the Company's acquisition of Janna during the fourth quarter of 2000. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of June 30, 2001, the Company had settled approximately $16,866,000 of these merger-related costs and, accordingly, has reflected the remaining $646,000 of these merger-related costs in accounts payable and accrued liabilities. The remaining liabilities consist of approximately $49,000 of legal, accounting and other professional fees and $597,000 of lease termination and other miscellaneous merger-related costs. The Company expects to settle these liabilities by December 31, 2001.

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink Technologies, Inc. ("OnLink"), a provider of eCommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with their customers to find out what they need and automatically match them to product and service configurations. Primary customers of OnLink include a full range of small, medium and large businesses. Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for approximately 0.3308 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed approximately $8,990,000 of direct merger-related expenses in connection with the Company's acquisition of OnLink in the fourth quarter of 2000. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of June 30, 2001, the Company had settled approximately $2,219,000 of these merger-related costs and, accordingly, has reflected the remaining $6,771,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist of approximately $6,000,000 of investment banker fees and $771,000 of legal, accounting and other professional fees. The Company expects to settle these liabilities by December 31, 2001.

  OpenSite Technologies, Inc.

  On May 17, 2000, the Company acquired OpenSite Technologies, Inc. ("OpenSite"). OpenSite's technology enables companies to create branded, interactive, real-time Internet auctions and automates the process of installing, running and maintaining a company's dynamic commerce applications. Primary customers of OpenSite include a full range of small, medium and large businesses that are focusing on expanding their sales efforts to include dynamic commerce. Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for approximately 0.2630 newly issued shares of common stock of the Company. This resulted in the issuance of approximately 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed approximately $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite during the three months ended June 30, 2000. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of December 31, 2000, the Company had settled these merger-related costs.

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

                                  Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                              ----------------------  ----------------------
                                 2000        2001        2000        2001
                              ----------  ----------  ----------  ----------
   Total revenues:
       Siebel............... $  386,757  $  549,742  $  696,196  $1,138,483
       OpenSite.............        643          --       3,709          --
       OnLink...............      2,259          --       4,693          --
       Janna................      7,885          --      12,637          --
                              ----------  ----------  ----------  ----------
                             $  397,544  $  549,742  $  717,235  $1,138,483
                              ==========  ==========  ==========  ==========

   Net income (loss):
       Siebel............... $   46,945  $   76,557  $   93,202  $  153,478
       OpenSite.............     (1,602)         --      (6,310)         --
       OnLink...............     (5,144)         --      (8,419)         --
       Janna................       (600)         --      (3,561)         --
                              ----------  ----------  ----------  ----------
                             $   39,599  $   76,557  $   74,912  $  153,478
                              ==========  ==========  ==========  ==========

  The results of operations of the Company in the above schedule include the operations of the acquired companies from the date of acquisition for all periods presented. For the three and six months ended June 30, 2000, the Company's net income has been reduced by $10,002,000 of merger-related expenses in connection with the Company's acquisition of OpenSite. There were no adjustments to conform accounting methods or to eliminate intercompany transactions for the periods presented above.

  Acquisitions

  During the year ended December 31, 2000 and the six months ended June 30, 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. As a result, during the year ended December 31, 2000, the Company accounted for the investment in Sales.com using the equity method. As a result of recording the Company's portion of Sales.com's losses for the year ended December 31 2000, the carrying value of the Company's investment in Sales.com had been reduced to zero at December 31, 2000. On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of approximately $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000, and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk- free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology and other intangibles. This amount is being amortized over three years.

  Wind S.r.l.

  On September 27, 2000, the Company acquired approximately 81% of the outstanding shares of Wind S.r.l. ("Wind"), an Italian consulting company and a Siebel partner since 1999. Wind specializes in eBusiness, ERP and business intelligence systems implementation. Wind's customers include medium and large telecommunications, manufacturing and services companies. The Company acquired the 81% interest in Wind for net cash consideration of $3,257,000. The Company has the option to acquire, and Wind's stockholders have the option to require the Company to purchase, the remaining 19% interest in Wind in September 2001 for cash consideration of approximately $930,000. The purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $2,930,000 was allocated to goodwill. This amount is being amortized over three years. During the first quarter of 2001, the Company paid additional consideration of $814,000 to Wind's stockholders based on Wind meeting certain revenue targets, as defined in the merger agreement. In accordance with EITF 95-8, the Company recorded this additional consideration as compensation expense. In the event that Wind meets certain revenue targets, as defined in the merger agreement, during the years ending December 31, 2001 and 2002, the Company could pay the stockholders of Wind additional cash consideration in an aggregate amount of $3,000,000. The additional consideration will be recorded as compensation expense when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000 (the "MOHR Obligation"). The Company paid $1,500,000 of the MOHR Obligation in January 2001 and is required to make an additional payment of $1,500,000 on January 31, 2002. The initial purchase price of $10,905,000 was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,022,000 was allocated to goodwill. This amount is being amortized over three years. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,372,000 to MOHR's stockholders during the first quarter of 2001. In accordance with EITF 95-8, the Company recorded $310,000 of this additional consideration as goodwill and $1,062,000 as compensation expense.

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

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. A valuation study was performed on Paragren, and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and will be amortized over three years. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,756,000 to Paragren's stockholders during the first quarter of 2001. In accordance with EITF 95-8, the Company recorded this additional consideration as goodwill, which is being amortized over the remaining two-year life of the goodwill.

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

  Stockholders' Equity

  Amended and Restated Certificate of Incorporation

  On June 6, 2001, the Company's shareholders approved the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 800,000,000 shares to 2,000,000,000 shares.

  Stock-Based Compensation

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2000 and June 30, 2001, a total of 679,000 and 337,000 shares of common stock, respectively, are outstanding that remain subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares, and the cash paid by the Company did not exceed the market value of the restricted shares at the time of repurchase. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock- based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option.

  During the six months ended June 30, 2000, OnLink and Janna granted an aggregate of approximately 1,662,000 options with a weighted average exercise price of $14.21 per share to employees in which the exercise prices were below the fair market value of their common stock on the date of grant. Accordingly, the Company recorded deferred compensation of $20,182,000 during the six months ended June 30, 2000 related to these options. These grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years. During the six months ended June 30, 2001, there were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant.

  During 1999, the Company granted options to purchase an aggregate of 40,000 shares of the Company's common stock to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees, the Company recorded deferred compensation related to these options of $531,000 during the six months ended June 30, 2000, which is being amortized over the vesting period of five years.

  Net Income (Loss) Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                          June 30,               June 30,
                                                    --------------------   --------------------
                                                      2000       2001        2000       2001
                                                    ---------  ---------   ---------  ---------
Shares used in basic net income (loss)
  per share computation............................  417,334    455,352     412,346    451,682
Effect of dilutive potential common shares
   resulting from stock options and common
   stock warrants..................................   89,385     67,137          --     69,840
Effect of dilutive potential common shares
   resulting from common stock subject
   to repurchase....................................     947        269          --        324
Effect of dilutive convertible preferred stock.....    3,516         --          --         --
                                                    ---------  ---------   ---------  ---------
Shares used in diluted net income (loss)
   per share computation............................ 511,182    522,758     412,346    521,846
                                                    =========  =========   =========  =========

  The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                         June 30,               June 30,
                                                    --------------------   --------------------
                                                      2000       2001        2000       2001
                                                    ---------  ---------   ---------  ---------
Options excluded due to the exercise price
  exceeding the average fair value of  the
  Company's common stock during the period.........    6,694     42,630       8,576     39,935
Weighted average options, calculated using
  the treasury stock method, that were
  excluded due to the Company reporting a
  net loss available to common stockholders
  during the period................................       --         --      83,213         --
Weighted average shares issuable upon
  conversion of the subordinated debentures........   12,867     12,867      12,867     12,867
Weighted average shares issuable upon
  conversion of the preferred stock and
  mandatorily redeemable convertible
  preferred stock..................................    2,750         --       7,341         --
                                                    ---------  ---------   ---------  ---------
Total common stock equivalents excluded
  from diluted net income (loss) per
  share computation................................   22,311     55,497     111,997     52,802
                                                    =========  =========   =========  =========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the three and six months ended June 30, 2000 and the three and six months ended June 30, 2001 had weighted average exercise prices of $73.36, $71.08, $67.06 and $68.66 per share, respectively.

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

  Convertible Subordinated Debentures

  The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. In connection with the issuance of these convertible subordinated debentures, the Company incurred $8,684,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. The seven-year term notes bear interest at a rate of 5.50% per annum and are convertible into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 and September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company to the note holder in each redemption. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock

  During 1998 and 1999, OnLink sold an aggregate of 2,818,630 shares of Series A and B convertible preferred in private placement transactions. During the six months ended June 30, 2000, OnLink sold 697,432 shares of Series C convertible preferred stock in a private placement transaction for net proceeds of $19,975,000. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000. Prior to the conversion of the preferred stock, the holders of the Series A, Series B and Series C convertible preferred stock had certain preferences over the holders of OnLink's common stock, including liquidation preferences and dividend rights.

  Prior to the Company's acquisition of OpenSite, OpenSite had issued an aggregate of 5,323,200 shares of its Series A, B and C mandatorily redeemable convertible preferred stock (the "Preferred Stock"), net of repurchases, in private placement transactions. In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded non-cash charges to stockholders' equity of $21,707,000 and $98,755,000, respectively, during the three and six months ended June 30, 2000 to reflect the Preferred Stock at its then current redemption value. These charges to equity have been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

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

Results of Operations for the three and six months ended June 30, 2000 and 2001

The following table sets forth the consolidated statement of operations data for the three and six months ended June 30, 2000 and 2001, expressed as a percentage of total revenues:

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                             ------------------------    -----------------------
                                                2000         2001          2000        2001
                                             ---------    ---------      ---------   ---------
Revenues:
 Software....................................    61.7%       52.2%         61.5%      54.6%
 Professional services, maintenance and other    38.3         47.8           38.5        45.4
                                             ---------    ---------      ---------   ---------
     Total revenues..........................   100.0        100.0          100.0       100.0
                                             ---------    ---------      ---------   ---------
Cost of revenues:
 Software....................................     0.9          0.5            1.3         0.5
 Professional services, maintenance and other    24.9         27.1           23.9        27.4
                                             ---------    ---------      ---------   ---------
     Total cost of revenues..................    25.8         27.6           25.2        27.9
                                             ---------    ---------      ---------   ---------
       Gross margin..........................    74.2         72.4           74.8        72.1
                                             ---------    ---------      ---------   ---------
Operating expenses:
 Product development.........................     8.4          9.1            8.4         8.7
 Sales and marketing.........................    40.7         35.3           42.1        35.7
 General and administrative..................     9.1          7.8            9.0         8.5
 Merger-related expenses.....................     2.5           --            1.4          --
                                             ---------    ---------      ---------   ---------
     Total operating expenses................    60.7         52.2           60.9        52.9
                                             ---------    ---------      ---------   ---------
       Operating income......................    13.5         20.2           13.9        19.2
Other income, net............................     4.2          1.9            4.2         2.2
                                             ---------    ---------      ---------   ---------
       Income before income taxes............    17.7         22.1           18.1        21.4
Income taxes.................................     7.7          8.2            7.6         7.9
                                             ---------    ---------      ---------   ---------
       Net income............................    10.0%       13.9%         10.5%      13.5%
                                             =========    =========      =========   =========

Revenues

Software. License revenues increased by 17% from $245.3 million for the three months ended June 30, 2000 to $286.8 million for the three months ended June 30, 2001 and increased by 41% from $440.8 million for the six months ended June 30, 2000 to $621.9 million for the six months ended June 30, 2001. License revenues increased in absolute dollars during this period as compared to the respective prior period primarily due to an increase in the number of licenses of Siebel applications sold to new and existing customers, and licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel applications.

The Company's license revenue growth depends on the overall demand for eBusiness application software, particularly in the product segments in which the Company competes. The overall demand for the Company's software depends in large part on the general economic and business conditions. Due primarily to the general weakening of the U.S. economy in the first half of fiscal 2001, the Company experienced a decrease in the year-on-year growth rate of its software license revenues in the first six months of 2001. Software license revenues as a percentage of total revenues decreased from 62% in both the three and six months ended June 30, 2000 to 52% and 55% in the three and six months ended June 30, 2001, respectively. Software license revenues decreased as a percentage of total revenues primarily due to: (i) the growth of the Company's professional services business to meet the demand for implementation of the Company's products and (ii) a slower growth rate of the Company's software license revenues primarily as a result of the weakening U.S. economy. The Company currently believes that software license revenues, both in absolute dollars and as a percentage of total revenues, for the second half of 2001 will remain comparable to the levels achieved in the first six months of 2001. Please refer to the risk factor "Economic conditions could adversely affect our revenue growth and ability to forecast revenue."

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Asia, Japan, Latin America, and South Africa. The Company has continued to diversify its operations through the expansion of its international operations. International software license revenues increased from 41% and 39% of total software license revenues for the three and six months ended June 30, 2000, respectively, to 56% and 46% of total software license revenues for the three and six months ended June 30, 2001, respectively. International software license revenues increased as a percent of total software license revenues primarily due to the weakening U.S. economy, increased demand for the Company's products in Europe and the Company's expansion of its international operations. The Company expects international software license revenues will continue to account for a substantial portion of total software license revenues in absolute dollars in the future.

The Company's customers include a number of its suppliers (e.g., Ariba, Inc., AT&T Corporation, BankBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Documentum, Inc., Informatica Corporation, IBM Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, PeopleSoft, Inc., Peregrine Systems, Inc., Rational Software Corp., RSA Security, Inc., Quest Software, Inc., Siemens Corporation, and Sun Microsystems, Inc.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the three months ended June 30, 2001, the Company recognized approximately $12,222,000 of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

During the first quarter of 2000, the Company established a program whereby qualified start-up companies could obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified start-up companies are generally companies that have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized $2.0 million and $4.4 million of software license revenues related to this program during three and six months ended June 30, 2000, respectively, and $0.3 million and $1.0 million during the three and six months ended June 30, 2001, respectively. During the second quarter of fiscal 2001, the Company recognized approximately $2.9 million of revenue from a publicly-traded company with which it is negotiating a strategic investment. The software license was separately negotiated and recorded at terms the Company considers to be arm's-length.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased from $152.2 million for the three months ended June 30, 2000 to $262.9 million for the three months ended June 30, 2001 and as a percentage of total revenues were 38% in the second quarter of 2000 as compared to 48% in the second quarter of 2001. Professional services, maintenance and other revenues increased from $276.4 million for the six months ended June 30, 2000 to $516.5 million for the six months ended June 30, 2001 and, as a percentage of total revenues, were 38% for the fiscal 2000 period as compared to 45% for the fiscal 2001 period. The increase in the absolute dollar amount and as a percentage of total revenues was primarily due to growth in the Company's consulting business, sales and marketing training business and growth in the installed base of customers receiving maintenance. First-year maintenance is typically sold with the related software license. Revenue related to such maintenance is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. The Company expects that professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of total revenues will remain comparable to the levels obtained during the first six months of fiscal 2001.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of software license revenues decreased from $3.8 million and $9.1 million for the three and six months ended June 30, 2000, respectively, to $2.9 million and $5.8 million for the three and six months ended June 30, 2001, respectively. As a percentage of software license revenues, cost of license revenues decreased from 2% in both the three and six months ended June 30, 2000 to 1% for both the three and six months ended June 30, 2001. Cost of license revenues decreased both in absolute dollars and as a percentage of software license revenue primarily due to a shift from products subject to third-party software royalties and the Company renegotiating certain third-party royalty agreements to more favorable terms. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same or increase as a percentage of software license revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred in providing sales and marketing training, consulting and other global services. Cost of professional services, maintenance and other revenues increased from $98.9 million for the three months ended June 30, 2000 to $149.1 million for the three months ended June 30, 2001 and decreased as a percentage of professional services, maintenance and other revenues from 65% in the second quarter of 2000 to 57% in the second quarter of 2001. Cost of professional services, maintenance and other revenues increased from $171.4 million for the six months ended June 30, 2000 to $311.8 million for the six months ended June 30, 2001 and decreased as a percentage of professional services, maintenance and other revenues from 62% for the fiscal 2000 period to 60% for the fiscal 2001 period. The increase in the absolute dollar amount reflects increased costs resulting from the Company's expansion of its global services organization in order to meet the demand for the Company's consulting and training services. The decrease as a percentage of professional services, maintenance and other revenues reflects a higher utilization of the Company's global services' personnel, a lower use of third party contractors and an acceleration of the Company's cost control initiatives in early 2001. The Company expects that professional services, maintenance and other costs will remain comparable to the percentage of professional services, maintenance and other revenues obtained during the first half of fiscal 2001.

Operating Expenses

Product Development. Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased from $33.5 million for the three months ended June 30, 2000 to $50.1 million for the three months ended June 30, 2001 and as a percentage of total revenues, product development expenses were 8% and 9% in the second quarter of fiscal 2000 and 2001, respectively. Product development expenses increased from $60.0 million for the six months ended June 30, 2000 to $98.8 million for the six months ended June 30, 2001 and as a percentage of total revenues, product development expenses were 8% and 9% of total revenues during the six months ended June 30, 2000 and 2001, respectively. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations. The Company anticipates that it will continue to devote substantial resources to product development. The Company expects product development expenses to continue to increase in absolute dollar amount but remain at a similar percentage of total revenues as the percentage of total revenues in the first six months of fiscal 2001. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses increased from $161.6 million for the three months ended June 30, 2000 to $194.0 million for the three months ended June 30, 2001 and as a percentage of total revenues, sales and marketing expenses were 41% and 35% in the second quarter of fiscal 2000 and 2001, respectively. Sales and marketing expenses increased from $302.2 million for the six months ended June 30, 2000 to $406.6 million for the six months ended June 30, 2001 and as a percentage of total revenues, sales and marketing expenses were 42% and 36% for the fiscal 2000 and 2001 periods, respectively. The increase in the absolute dollar amount of sales and marketing expenses reflect the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities. Sales and marketing expense as a percentage of total revenues decreased from the comparable periods in 2000 primarily as the result of: (i) management's acceleration of its cost control initiatives, including reducing advertising expenditures and other discretionary expenditures, such as travel, as part of an overall program to improve operational efficiencies and in response to the weakening U.S. economy and (ii) operating efficiencies obtained from combining the sales and marketing efforts of OpenSite, OnLink and Janna with the Company's efforts subsequent to their acquisition by the Company. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amount as the Company continues to expand its sales and marketing efforts and increases promotional activities. These expenses as a percentage of total revenues in the future are expected to remain the same or increase as compared to the percentage of total revenues in the first six months of 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses increased from $36.0 million for the three months ended June 30, 2000 to $42.7 million for the three months ended June 30, 2001 and as a percentage of total revenues were 9% and 8% in the three months ended June 30, 2000 and 2001, respectively. General and administrative expenses increased from $64.9 million for the six months ended June 30, 2000 to $97.1 million for the six months ended June 30, 2001 and as a percentage of total revenues were 9% in each of the six months ended June 30, 2000 and 2001. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations, partially offset by reductions in discretionary costs as a result of the Company's acceleration of its control initiatives in early 2001. The Company believes that its general and administrative expenses will continue to increase in absolute dollar amount as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. The Company anticipates that general and administrative expenses as a percentage of total revenues will remain the same or decrease as a percentage of total revenues as compared to the percentage of total revenues in the first six months of fiscal 2001.

Merger-Related Expenses. During the second quarter of 2000, the Company expensed $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. The Company settled these liabilities by December 31, 2000. The Company did not incur any significant merger-related costs during the first six months of 2001.

Operating Income and Operating Margin

Operating income increased from $53.7 million for the three months ended June 30, 2000 to $110.9 million for the three months ended June 30, 2001 and operating margin was 14% and 20% in the second quarter of 2000 and 2001, respectively. Excluding merger-related expenses, operating income increased from $63.7 million for the second quarter of 2000 to $110.9 million for the second quarter of 2001 and operating margin increased from 16% in the second quarter of 2000 to 20% in the second quarter of 2001. Operating income increased from $99.7 million for the six months ended June 30, 2000 to $218.3 million for the six months ended June 30, 2001 and operating margin was 14% and 19% in the six months ended June 30, 2000 and 2001, respectively. Excluding merger-related expenses, operating income increased from $109.7 million for the first six months of 2000 to $218.3 million for the first six months of 2001 and operating margin increased from 15% for the six months ended June 30, 2000 to 19% for the six months ended June 30, 2001. Operating margins, excluding merger-related expenses, increased in the three and six months ended June 30, 2001 over the comparable periods in 2000 primarily due to management's acceleration of cost control initiatives as part of an overall program to improve operational efficiencies and in response to the weakening U.S. economy, and efficiencies obtained subsequent to the Company's acquisition of OpenSite, OnLink and Janna.

Other Income, Net

For the three and six months ended June 30, 2000 and 2001, other income, net was comprised of the following:

                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                --------------------------   --------------------------
                                                    2000          2001           2000          2001
                                                ------------  ------------   ------------  ------------
Interest income............................... $     12,501  $     17,136   $     22,808  $     36,244
Interest expense..............................       (4,453)       (4,362)        (8,903)       (9,096)
Losses from equity method investee (Sales.com)       (2,877)           --         (5,408)           --
Contribution of investments...................           --            --        (28,700)           --
Gain (loss) on investments....................       11,193        (1,140)        50,112          (636)
Other, net....................................          193        (1,038)          (141)       (1,217)
                                                ------------  ------------   ------------  ------------
                                               $     16,557  $     10,596   $     29,768  $     25,295
                                                ============  ============   ============  ============

Interest income represents earnings on the Company's increased balances of cash, cash equivalents and short- term investments. Interest expense represents interest on the Company's $300.0 million of convertible subordinated debentures, which bear interest at 5.50%. In December 1999, the Company sold a controlling interest in Sales.com and accounted for this investment under the equity method of accounting during fiscal 2000. The Company re-acquired Sales.com in early January 2001 and, accordingly, has consolidated the operations of Sales.com in 2001. During the three and six months ended June 30, 2000, the Company had realized gains on sales of investments of $11.2 million and $50.1 million, respectively, which primarily represented gains on the Company's investment in USinternetworking, Inc. During the three and six months ended June 30, 2001, the Company had losses on investments of $1.1 million and $0.6 million, respectively, primarily related to write-downs of the Company's cost method investments, partially offset by realized gains on sales of short-term investments. Charitable contributions during the six months ended June 30, 2000 were primarily comprised of the Company's contribution of a portion of its investment in USinternetworking, Inc. to various charitable organizations. Other, net for all periods presented is primarily composed of foreign currency gains or losses.

Provision for Income Taxes

Income taxes totaled $30.7 million and $45.0 million for the three months ended June 30, 2000 and 2001, respectively. The provision for income taxes as a percentage of pretax income decreased from 44% during the three months ended June 30, 2000 to 37% during the three months ended June 30, 2001. Income taxes totaled $54.5 million and $90.1 million for the six months ended June 30, 2000 and 2001, respectively. The provision for income taxes as a percentage of pretax income decreased from 42% during the six months ended June 30, 2000 to 37% during the six months ended June 30, 2001. The decrease in the provision for income taxes as a percentage of pretax income from the respective periods in fiscal 2000 to the respective periods in fiscal 2001 was primarily due to non-deductible merger-related expenses in fiscal 2000 and a shift of the Company's taxable income to more favorable tax jurisdictions. The Company expects its effective tax rate for the remainder of 2001 to be approximately 37%, excluding the effect of non-deductible costs such as merger-related expenses.

Net Income and Net Income (Loss) Available to Common Stockholders

The Company had net income of $39.6 million and $76.6 million for the three months ended June 30, 2000 and 2001, respectively. Net income increased from $74.9 million for the six months ended June 30, 2000 to $153.5 million for the six months ended June 30, 2001.

The Company had net income available to common stockholders of $17.9 million for the three months ended June 30, 2000 compared to net income available to common stockholders of $76.6 million for the three months ended June 30, 2001. The Company had a net loss available to common stockholders of $23.8 million for the six months ended June 30, 2000 compared to net income available to common stockholders of $153.5 million for the six months ended June 30, 2001. Net income for the three and six months ended June 30, 2000 has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine net loss available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in non-cash charges to accretion and offsetting credits to mandatorily redeemable convertible preferred stock for the three and six months ended June 30, 2000. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one for one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Diluted net income per share was $0.04 in the second quarter of 2000 and $0.15 in the second quarter of 2001. For the six months ended June 30, 2000 diluted net loss per share was $0.06 compared to diluted net income per share of $0.29 for the six months ended June 30, 2001.

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

Recent Accounting Pronouncements

In late July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As further described under "Recent Accounting Pronouncements" in Note 1 to the accompanying unaudited financial statements, SFAS Nos. 141 and 142 prescribe new accounting guidance for business combinations and the related acquired intangible assets. The Company is currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments in aggregate increased from $1,152.6 million as of December 31, 2000 to $1,490.5 million as of June 30, 2001, representing approximately 53% and 58% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 81 days as of December 31, 2000 compared with 74 days as of June 30, 2001.

As of June 30, 2001, the Company had $300.0 million of convertible subordinated debentures outstanding. The seven-year term notes bear interest at a rate of 5.50% and are convertible into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300.0 million. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

Cash provided by operating activities was $258.5 million and $382.7 million for the six months ended June 30, 2000 and 2001, respectively. For the six months ended June 30, 2000, cash provided by operating activities was primarily due to net income of $74.9 million, the tax benefit from exercise of stock options of $97.9 million, increases in accounts payable, accrued expenses and deferred revenue of $197.8 million, partially offset by increases in accounts receivable and prepaid expenses of $68.1 million and the gain on sale of marketable equity securities of $50.1 million. For the six months ended June 30, 2001, cash provided by operating activities was primarily due to net income of $153.5 million; the tax benefit from exercise of stock options of $47.8 million; noncash expenses such as depreciation, amortization and provision for doubtful accounts that in the aggregate totaled $68.3 million; decreases in accounts receivable of $54.5 million as a result of the reduction of days sales outstanding from 81 days to 74 days; decreases in prepaid expenses of $6.9 million; and increases in deferred revenue, accounts payable and accrued expenses of $52.3 million.

Cash used in investing activities was $123.7 million and $415.2 million for the six months ended June 30, 2000 and 2001, respectively. Cash used in investing activities during the first six months of fiscal 2000 was primarily the result of: (i) the Company's purchase of $52.2 million of short-term investments; (ii) the Company's purchase of $59.8 million of property and equipment, including leasehold improvements; (iii) the acquisitions of Paragren and MOHR for proceeds totaling $25.8 million; and (iv) advances to an affiliate of $7.9 million, partially offset by proceeds from the sale of marketable equity securities of $23.9 million. Cash used in investing activities during the first six months of fiscal 2001 was primarily the result of: (i) the Company's purchase of $255.1 million of short-term investments; (ii) the Company's purchase of $172.4 million of property and equipment, including leasehold improvements; (iii) earnout payments in the aggregate of $2.1 million to the stockholders of MOHR and Paragren; and (iv) purchases of other non-operating assets of $8.4 million, partially offset by cash received in the amount of $11.6 million as part of the Sales.com acquisition and repayments of $10.6 million from an affiliate.

During the six months ended June 30, 2001, the Company significantly increased its capital expenditures primarily as a result of the following: (i) the expansion of the Company's infrastructure to support the development and testing of the Company's upcoming release of the latest version of its software, Siebel 2001 ("Siebel 7.0"); (ii) the expansion of the Company's domestic and international staff from approximately 7,400 employees as of December 31, 2000 to approximately 8,000 employees as of June 30, 2001; and (iii) increased purchases of tenant improvements and furniture and fixtures due to converting the Company's full-serviced office suites, which were rented on a month-to-month basis, to leased space. This transition to leased space has involved build-out of tenant improvements, acquisition of furniture and fixtures and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company currently anticipates that investments in property and equipment in the second half of fiscal 2001 will decrease from the levels in the six months ended June 30, 2001. The Company may purchase land and buildings in the future to meet its facilities' needs.

Cash provided by financing activities was $97.1 million and $119.3 million for the six months ended June 30, 2000 and 2001, respectively. For the six months ended June 30, 2000, the Company's financing activities consisted primarily of $77.2 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan, along with proceeds of $20.0 million from the issuance of preferred stock by OnLink prior to its acquisition by the Company. For the six months ended June 30, 2001, the Company's financing activities consisted primarily of $118.5 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan, along with proceeds of $0.8 million from the repayment of stockholder notes.

While the Company believes that the anticipated cash flows from operations, along with cash and cash equivalents and short-term investments, will be adequate to meet its cash needs for working capital and capital expenditures for at least the next twelve months, the Company may elect to raise additional capital through a public offering in the future, depending upon market conditions.

Risk Factors

Set forth below and elsewhere in this Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings.

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

  Changes in the domestic and international economic and business conditions and foreign currency exchange rates;

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

  Domestic and international economic and business conditions; and

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. The general weakening of the U.S. economy has caused the Company to experience a decrease in the growth rate of its software license revenues in the first six months of 2001. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates.

Management uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company's cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affecting our business or results of operations.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. License revenues from our ten largest customers in the three and six months ended June 30, 2001 accounted for approximately 38% and 34%, respectively, of total license revenues for such period. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future. However, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for the year ending December 31, 2001 will be significantly lower as a percentage of total license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition and results of operations.

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

A large number of personal, departmental and other products exist in the Siebel eBusiness Applications market. Companies such as E.piphany, Inc., FrontRange Solutions, Inc., Interact Commerce Corporation, Kana Communications, Inc., Nortel Networks Corp., ONYX Software Corporation, Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation, and SAP AG are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. None of our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. On May 24, 2001, we announced the appointment of William R. McDermott as our Executive Vice President, Worldwide Sales Operations. He replaced Thomas E. Hogan, who resigned in March of 2001. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

Substantial leverage and debt service obligations may adversely affect our cash flow.

We have substantial amounts of outstanding indebtedness, primarily consisting of our 5.50% convertible subordinated notes due September 15, 2006 (see Note 7 to the unaudited consolidated financial statements). As a result of this indebtedness, our principal and interest payment obligations are substantial. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We also expect to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of June 30, 2001. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, changes in the domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Provisions in our charter documents may prevent certain corporate actions.

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A-1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. Please see Note 2 to the unaudited consolidated financial statements for a more detailed description of this transaction. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The tables below provide information about the Company's derivative financial instruments and financial instruments that are subject to market risk. The first table includes the Company's foreign currency contracts used to minimize the impact of changes in currency rates on existing foreign currency receivables, payables and intercompany balances, which are subject to exchange rate risk. The second table includes the Company's available-for-sale short-term investments, which are subject to interest rate risk.

The Company manages its foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

The following summarizes the Company's foreign currency forward contracts, all of which mature in 2001, by currency, as of June 30, 2001. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract                  Fair Value at
                                            Amount       Contract      June 30,
                                       (Local Currency)   Amount      2001 (US$)
                                       ----------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...........       (AUD) 12,666   US$6,741  $        171

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)..............       (BRL) 20,595   US$3,360  $        (41)

British pounds ("GBP") (contracts to
  pay GBP/receive US$)..............        (GBP) 3,359   US$4,809  $         41

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)..............    (YEN) 1,252,254  US$10,504  $        427

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)...........        (SGD) 2,818   US$1,582  $         34

Swiss Franc ("CHF") (contracts to
  pay CHF/receive US$)..............        (CHF) 4,274   US$2,504  $         83

British pounds ("GBP") (contracts to
  receive GBP/pay EUR)..............        (GBP) 4,283  EUR 7,860  $       (695)

Canadian dollars ("CAN") (contracts
  to receive CAN/pay US$)...........       (CAN) 14,076   US$9,341  $        (37)

Euro ("EUR") (contracts to receive
  EUR/pay US$)......................       (EUR) 33,954  US$29,327  $        (62)

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)..............       (CHF) 19,984  EUR 13,097 $         33

The following summarizes the Company's short-term investments and the weighted average yields, as of June 30, 2001 (in thousands):

                                           Expected maturity date
                         -----------------------------------------------------
                                                                       There-
                           2001     2002     2003     2004     2005    after
                         -------- -------- -------- -------- -------- --------
US Treasury and Agency
  securities............ $26,422  $26,826  $92,535  $21,212  $36,230       --
Wtd. Avg. Yld...........    4.31%    4.14%    4.37%    4.70%    4.82%

Municipal securities....  $6,015       --       --       --       --       --
Wtd. Avg. Yld...........    3.40%

Corporate bonds......... $54,391  $98,170  $89,392  $42,316  $40,366  $48,156
Wtd. Avg. Yld...........    4.07%    4.49%    4.89%    5.45%    5.94%    5.95%

Asset-backed securities.      --   $4,000  $14,403  $41,417  $17,142       --
Wtd. Avg. Yld...........             4.29%    5.05%    5.27%    5.72%

As of June 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $659.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2001, the fair value of the portfolio would decline by approximately $12.8 million.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity prices would result in an approximate $0.5 million decrease in the fair value of the Company's marketable equity securities as of June 30, 2001.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of June 30, 2001 was $639.0 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 6, 2001. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons below to serve as a director of the Company until the 2004 Annual Meeting of Stockholders or until his successor is elected; (ii) approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 800.0 million shares to 2.0 billion shares; and (iii) ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The following sets forth the results of the voting at the Annual Meeting.

The first proposal related to the election of Charles R. Schwab and George T. Shaheen to serve as directors of the Company until the 2004 Annual Meeting of Stockholders or until their successors are elected. The votes for and withheld for such nominees were as follows:

      NAME                 FOR            WITHHELD
-----------------      -----------     --------------

Charles R. Schwab      376,251,727        1,877,009

George T. Shaheen      375,746,133        2,382,603

The second proposal related to the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 800.0 million shares to 2.0 billion shares. There were 332,355,547 votes cast in favor of the proposal and 44,316,355 votes cast against the proposal. There were 1,456,834 abstentions and no broker non-votes.

The third proposal related to the selection of KPMG LLP as the Company's independent auditors for its fiscal year ending December 31, 2001. There were 375,656,386 votes cast in favor of the proposal and 1,129,370 votes cast against the proposal. There were 1,342,980 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (1)
2.2	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (2)
2.3	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly-owned subsidiaries of the Registrant, and Janna Systems Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (4)
3.2	Bylaws of the Registrant. (5)
4.1	Reference is made to Exhibit 3.1.
4.2	Specimen Stock Certificate. (5)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (5)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Company. (3)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (6)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (7)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (5)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (8)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (5)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.6.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (10)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.7.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (10)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.8.1	First Amendment to Lease dated September 23, 2000. (10)
10.9	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (9)
10.10	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.11	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.12	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.13	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.14	Registrant's 1998 Equity Incentive Plan, as amended. (11)
23.1	Consent of KPMG LLP, Independent Auditors. (12)

__________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2000.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 10, 2000.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.

(4) Filed herewith.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

(6) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 17, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72969), as amended.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: August 13, 2001

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)