Form 10-Q
period 2001-09-30
SIEBEL SYSTEMS INC
filed 2001-11-14
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 25, 2001 was 462,362,959.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2001
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                             December 31,  September 30,
                                                                 2000          2001
                                                             ------------  ------------
Assets

Current assets:
   Cash and cash equivalents............................... $    751,384  $    776,279
   Short-term investments..................................      401,200       771,487
   Marketable equity securities............................       14,285         1,796
   Accounts receivable, net................................      521,358       415,494
   Deferred income taxes...................................       61,825        60,751
   Prepaids and other......................................       92,825        76,061
                                                             ------------  ------------
          Total current assets.............................    1,842,877     2,101,868

Property and equipment, net................................      189,610       349,663
Other assets...............................................       97,546        99,894
Deferred income taxes......................................       31,708        31,708
                                                             ------------  ------------
          Total assets..................................... $  2,161,741  $  2,583,133
                                                             ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable........................................ $     24,113  $     40,907
   Accrued expenses........................................      355,159       322,169
   Deferred revenue........................................      202,523       230,689
                                                             ------------  ------------
          Total current liabilities........................      581,795       593,765

Convertible subordinated debentures........................      300,000       300,000
                                                             ------------  ------------
          Total liabilities................................      881,795       893,765
                                                             ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000
    shares authorized; 442,392 and 461,974 shares
    issued and outstanding, respectively...................          442           462
  Additional paid-in capital...............................    1,062,599     1,272,470
  Notes receivable from stockholders.......................       (1,623)         (422)
  Deferred compensation....................................      (15,199)       (9,266)
  Accumulated other comprehensive income...................        7,479        11,201
  Retained earnings........................................      226,248       414,923
                                                             ------------  ------------
          Total stockholders' equity.......................    1,279,946     1,689,368
                                                             ------------  ------------
          Total liabilities and stockholders' equity....... $  2,161,741  $  2,583,133
                                                             ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                             ---------------------  ----------------------
                                                               2000        2001        2000        2001
                                                             ---------  ----------  ----------  ----------
Revenues:
  Software................................................. $ 308,776  $  193,473  $  749,592  $  815,413
  Professional services, maintenance and other.............   187,739     235,014     464,158     751,557
                                                             ---------  ----------  ----------  ----------
      Total revenues.......................................   496,515     428,487   1,213,750   1,566,970
                                                             ---------  ----------  ----------  ----------
Cost of revenues:
  Software.................................................     4,882       1,801      14,011       7,642
  Professional services, maintenance and other.............   122,008     135,472     293,428     447,261
                                                             ---------  ----------  ----------  ----------
      Total cost of revenues...............................   126,890     137,273     307,439     454,903
                                                             ---------  ----------  ----------  ----------
      Gross margin.........................................   369,625     291,214     906,311   1,112,067
                                                             ---------  ----------  ----------  ----------
Operating expenses:
  Product development......................................    39,051      53,089      99,017     151,918
  Sales and marketing......................................   197,284     155,965     499,463     562,523
  General and administrative...............................    42,113      37,213     106,995     134,361
  Merger-related expenses..................................        --          --      10,002          --
                                                             ---------  ----------  ----------  ----------
      Total operating expenses.............................   278,448     246,267     715,477     848,802
                                                             ---------  ----------  ----------  ----------
      Operating income.....................................    91,177      44,947     190,834     263,265
Other income, net..........................................    19,358      10,921      49,126      36,216
                                                             ---------  ----------  ----------  ----------
      Income before income taxes...........................   110,535      55,868     239,960     299,481
Income taxes...............................................    43,032      20,671      97,545     110,806
                                                             ---------  ----------  ----------  ----------
      Net income ..........................................    67,503      35,197     142,415     188,675
Accretion of preferred stock...............................        --          --     (98,755)         --
                                                             ---------  ----------  ----------  ----------
      Net income available to common stockholders.......... $  67,503  $   35,197  $   43,660  $  188,675
                                                             =========  ==========  ==========  ==========

Diluted net income per common share........................ $    0.13  $     0.07  $     0.09  $     0.36
                                                             =========  ==========  ==========  ==========
Basic net income per common share.......................... $    0.16  $     0.08  $     0.10  $     0.41
                                                             =========  ==========  ==========  ==========

Shares used in diluted share computation...................   523,684     516,282     513,068     520,402
                                                             =========  ==========  ==========  ==========
Shares used in basic share computation.....................   429,334     460,756     418,181     454,762
                                                             =========  ==========  ==========  ==========
Comprehensive income:
      Net income .......................................... $  67,503  $   35,197  $  142,415  $  188,675
      Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments..........    (4,500)      7,986      (4,697)      1,317
         Realized (gain) loss previously recognized
           in other comprehensive income...................   (10,040)       (944)    (60,152)     (2,718)
         Unrealized gain (loss) on investments.............     2,367       7,140      (5,929)      5,123
                                                             ---------  ----------  ----------  ----------
              Other comprehensive income (loss)............   (12,173)     14,182     (70,778)      3,722
                                                             ---------  ----------  ----------  ----------
      Total comprehensive income........................... $  55,330  $   49,379  $   71,637  $  192,397
                                                             =========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  ----------------------
                                                                                     2000        2001
                                                                                  ----------  ----------
Cash flows from operating activities:
   Net income................................................................... $  142,415  $  188,675
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options.....................................      7,279       4,047
      Depreciation and amortization.............................................     35,493      81,849
      Exchange of software for cost-method investments..........................     (9,563)       (971)
      Loss from equity method investee..........................................      7,481          --
      Deferred income taxes.....................................................    (27,829)       (556)
      Tax benefit from exercise of stock options................................     97,854      53,800
      Loss (gain) on investments and marketable equity securities...............    (60,152)        355
      Charitable contribution of marketable equity securities...................     28,700          --
      Provision for doubtful accounts and returns, net..........................     18,945      23,404
      Write-down of acquired companies' assets to be disposed of................        622          --
      Changes in operating assets and liabilities:
         Accounts receivable....................................................    (88,164)     83,218
         Prepaids and other.....................................................    (13,657)     17,094
         Accounts payable and accrued expenses..................................    194,822     (17,084)
         Deferred revenue.......................................................     89,215      28,166
                                                                                  ----------  ----------
           Net cash provided by operating activities............................    423,461     461,997
                                                                                  ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities...........................     35,337         821
   Purchases of property and equipment..........................................   (101,481)   (218,691)
   Purchases, sales and maturities of short-term investments, net...............    (73,295)   (354,090)
   Cash received in connection with Sales.com acquisition.......................         --      11,550
   Purchase consideration paid to the shareholders of Wind S.r.l. ..............     (3,257)       (929)
   Purchase consideration paid to the shareholders of MOHR Development, Inc. ...     (7,905)       (310)
   Purchase consideration paid to the shareholders of Paragren Technologies, Inc    (18,050)     (1,756)
   Other non-operating assets and non-marketable securities.....................     (3,964)    (16,536)
   Repayments from (advances to) affiliate, net.................................    (10,150)     10,579
                                                                                  ----------  ----------
           Net cash used in investing activities................................   (182,765)   (569,362)
                                                                                  ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases...................    130,704     129,742
   Proceeds from issuance of OnLink preferred stock.............................     19,975          --
   Repayments of line of credit and capital lease obligations...................       (222)         --
   Repayments of stockholder notes..............................................         78       1,201
                                                                                  ----------  ----------
           Net cash provided by financing activities............................    150,535     130,943
                                                                                  ----------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents...............     (4,697)      1,317
                                                                                  ----------  ----------
Change in cash and cash equivalents.............................................    386,534      24,895
Cash and cash equivalents, beginning of period..................................    486,321     751,384
                                                                                  ----------  ----------
Cash and cash equivalents, end of period........................................ $  872,855  $  776,279
                                                                                  ==========  ==========
Supplemental disclosures of cash flows information:
   Cash paid for interest....................................................... $   16,226  $   16,768
                                                                                  ==========  ==========

   Cash paid for income taxes................................................... $   14,434  $   17,469
                                                                                  ==========  ==========
Supplemental disclosures of non-cash activities:
   Issuance of common stock for Sales.com....................................... $       --  $   28,235
                                                                                  ==========  ==========
   Conversion of preferred stock into common stock.............................. $  179,214  $       --
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

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of September 30, 2001 and the three and nine months ended September 30, 2000 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2001.

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

  The Company's customers include a number of its suppliers (e.g., Ariba, Inc., AT&T Corporation, BancBoston Robertson Stephens, Bank of America Corporation, Cabletron Systems, Inc., The Charles Schwab Corporation, Cisco Systems, Inc., Compaq Computer Corporation, Documentum, Inc., Informatica Corporation, IBM Corporation, Lucent Technologies, Inc., MCI WorldCom Inc., Microsoft Corporation, Palm, Inc., PeopleSoft, Inc., Peregrine Systems, Inc., Rational Software Corp., RSA Security, Inc., Quest Software, Inc., Siemens Corporation, Sun Microsystems, Inc., and Veritas Software Corp.). On occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the three months ended September 30, 2001, the Company recognized approximately $11,700,000 of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

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

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. As of September 30, 2001, marketable equity securities include the Company's investment in two publicly traded companies. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available for sale securities are computed using the specific identification method.

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

  Intangible Assets

  Included in other assets are intangible assets, primarily goodwill, related to acquisitions, which are being amortized over three to five years using the straight-line method. Intangible assets, including goodwill, were $66,290,000 and $84,610,000 and related accumulated amortization was $21,473,000 and $40,392,000 at December 31, 2000 and September 30, 2001, respectively.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $12,930,000 and $34,201,000 for the three and nine months ended September 30, 2000, respectively, and $6,487,000 and $21,356,000 for the three and nine months ended September 30, 2001, respectively.

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

  For both basic and diluted net income per common share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income available to common stockholders. See Note 8.

  Employee Stock Option and Purchase Plans

  The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, deferred compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock option.

  Foreign Currency Translation

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company's operating results in any period.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues, and the Company's customers, which are primarily in the high technology, telecom, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, are sufficiently diverse that the Company does not consider itself significantly exposed to concentrations of credit risk.

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the Company's convertible subordinated debentures was $280,140,000 as of September 30, 2001. The fair value of the Company's derivative financial instruments as of September 30, 2001 was $1,089,000.

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

  Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. SFAS 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined.

  For business combinations completed prior to July 1, 2001 and accounted for by the purchase method, SFAS 141 provides that intangible assets that do not meet the separate recognition criteria prescribed by this pronouncement (e.g., assembled workforce, among others) be reclassified to goodwill as of the date of adoption (January 1, 2002). Conversely, if a portion of the purchase price had been assigned to an intangible asset that meets the criteria for recognition apart from goodwill and that intangible asset is classified as part of goodwill for financial reporting purposes, the carrying amount of that intangible asset must be reclassified and reported separately from goodwill as of the date of adoption.

  SFAS 142 requires that goodwill should not be amortized but should be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Identifiable intangible assets with an indefinite life, as defined in SFAS 142, will not be amortized until their life is determined to be finite. All other identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Goodwill is not tested for impairment under SFAS 144, but instead is tested for impairment as prescribed in SFAS 142.

  SFAS 142 requires that goodwill be tested for impairment in a two-step process. First, a company must compare the "estimated fair value" of a Reporting Unit to its carrying amount, including goodwill, to determine if the fair value of the Reporting Unit is less than the carrying amount, which would indicate that goodwill might be impaired. If the company determines that goodwill may be impaired, the Company must compare the "implied fair value" of the goodwill to its carrying amount to determine if there is an impairment loss. The "implied fair value" is calculated by allocating the fair value of the Reporting Unit to all assets and liabilities as if the Reporting Unit had been acquired in a business combination and accounted for under SFAS 141.

  For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS 142 is effective beginning on January 1, 2002, the date the Company is required to adopt SFAS 142. Goodwill and intangible assets acquired in a purchase business combination completed after June 30, 2001 are required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS 142.

  In accordance with SFAS 142, the Company will perform an evaluation of the Company's identifiable intangible assets and goodwill as of January 1, 2002 to reassess the lives of identifiable intangible assets and to determine whether any of the Company's goodwill is impaired. If the Company determines that a portion of the goodwill is impaired as of the date of adoption, the impairment will be recorded as a "cumulative effect of a change in accounting principle." Because of the extensive effort needed to comply with adopting SFAS 141 and 142 and the Company's expectation that the FASB will issue further guidance with respect to the adoption of SFAS 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its consolidated financial position, results of operations, or cash flows.

  In October 2001, the FASB issued SFAS 144, which is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Although SFAS 144 supersedes SFAS 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of SFAS 121 and the requirements in APB 30 to report separately discontinued operations. SFAS 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position, results of operations, or cash flows.

  Business Combinations

  During the year ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a pooling of interests:

  Janna Systems Inc.

  On November 15, 2000, the Company acquired Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Janna's technology enables enterprises to synchronize customer interactions across multiple channels, including the Internet, and to offer personalized Web "self-service" eBusiness solutions to their customers. Under the terms of the agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna stockholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary of the Company that are currently exchangeable for the Company's common stock. This resulted in the issuance of 9,385,000 shares of the Company's common stock to the former Janna stockholders (which number assumes that all of the Exchangeable Shares have been exchanged for the Company's common stock). In addition, all outstanding stock options of Janna were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. On November 30, 2005, any remaining outstanding Exchangeable Shares must convert on a one-for-one basis into the Company's common stock. All share data in the Company's financial statements reflects the Exchangeable Shares as having been exchanged for shares of the Company's common stock as of the earliest date presented.

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

  The Company expensed $17,512,000 of direct merger-related expenses in connection with the Company's acquisition of Janna during the fourth quarter of 2000. These costs consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of September 30, 2001, the Company had settled $16,827,000 of these merger-related costs and has reflected the remaining $685,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist primarily of legal and lease termination fees. The Company expects to settle these liabilities in fiscal 2002.

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink Technologies, Inc. ("OnLink"), a provider of eCommerce software. OnLink's technology is designed to provide companies with guided, interactive online communication with their customers to determine what they need and automatically match them to product and service configurations. Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for 0.3308 newly issued shares of common stock of the Company. This resulted in the issuance of 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed $8,990,000 of direct merger-related expenses in connection with the Company's acquisition of OnLink in the fourth quarter of 2000. These costs consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of September 30, 2001, the Company had settled $8,579,000 of these merger-related costs and has reflected the remaining $411,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist primarily of legal, accounting and other professional fees. The Company expects to settle these liabilities by December 31, 2001.

  OpenSite Technologies, Inc.

  On May 17, 2000, the Company acquired OpenSite Technologies, Inc. ("OpenSite"). OpenSite's technology enables companies to create branded, interactive, real-time Internet auctions and automates the process of installing, running and maintaining a company's dynamic commerce applications. Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for 0.2630 newly issued shares of common stock of the Company. This resulted in the issuance of 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. The Company expensed $10,002,000 of direct merger-related expenses in connection with the Company's acquisition of OpenSite during the nine months ended September 30, 2000. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. As of December 31, 2000, the Company had settled these merger-related costs.

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

                                 Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                              ----------------------  ----------------------
                                 2000        2001        2000        2001
                              ----------  ----------  ----------  ----------
   Total revenues:
       Siebel............... $  480,949  $  428,487  $1,177,145  $1,566,970
       OpenSite.............         --          --       3,709          --
       OnLink...............      3,490          --       8,183          --
       Janna................     12,076          --      24,713          --
                              ----------  ----------  ----------  ----------
                             $  496,515  $  428,487  $1,213,750  $1,566,970
                              ==========  ==========  ==========  ==========

   Net income (loss):
       Siebel............... $   71,026  $   35,197  $  164,228  $  188,675
       OpenSite.............         --          --      (6,310)         --
       OnLink...............     (5,031)         --     (13,450)         --
       Janna................      1,508          --      (2,053)         --
                              ----------  ----------  ----------  ----------
                             $   67,503  $   35,197  $  142,415  $  188,675
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

  Acquisitions

  During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. As a result, during the year ended December 31, 2000, the Company accounted for the investment in Sales.com using the equity method. As a result of recording the Company's portion of Sales.com's losses for the year ended December 31 2000, the carrying value of the Company's investment in Sales.com had been reduced to zero at December 31, 2000. On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000, and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to intangible assets. This amount is being amortized over three years.

  Wind S.r.l.

  On September 27, 2000 (the "Initial Purchase") and September 28, 2001 (the "Final Purchase"), the Company acquired 81% and 19%, respectively, of the outstanding shares of Wind S.r.l. ("Wind") for net cash consideration of $3,257,000 and $928,500, respectively. Wind, an Italian consulting company and a Siebel partner since 1999, specializes in eBusiness, ERP and business intelligence systems implementation. Wind's customers include medium and large telecommunications, manufacturing and services companies. The Initial Purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $2,930,000 was allocated to goodwill, which is being amortized using a three-year life, with amortization ceasing on January 1, 2002, the date the Company will adopt SFAS 142. The Final Purchase price of $928,500 was recorded as goodwill and is being amortized over the remaining life of the goodwill through January 1, 2002, the date the Company will adopt SFAS 142. During the first quarter of 2001, the Company paid additional consideration of $814,000 to Wind's stockholders based on Wind meeting certain revenue targets, as defined in the merger agreement. The Company recorded this additional consideration as compensation expense. In the event that Wind meets certain revenue targets, as defined in the merger agreement, during the years ending December 31, 2001 and 2002, the Company could pay the stockholders of Wind additional cash consideration in an aggregate amount of $3,000,000. The additional consideration will be recorded as compensation expense when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. MOHR focuses on customers in the financial services, manufacturing and technology business sectors. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000 (the "MOHR Obligation"). The Company paid $1,500,000 of the MOHR Obligation in January 2001 and is required to make an additional payment of $1,500,000 on January 31, 2002. The purchase price of $10,905,000 was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,022,000 was allocated to goodwill, which is being amortized using a three-year life, with amortization ceasing on January 1, 2002, the date the Company will adopt SFAS 142. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,372,000 to MOHR's stockholders during the first quarter of 2001. The Company recorded $310,000 of this additional consideration as goodwill and $1,062,000 as compensation expense.

  In the event that (i) MOHR meets certain revenue targets, as defined in the merger agreement, during the fiscal year ending December 31, 2001 and (ii) certain individuals meet certain post closing requirements, as defined in the merger agreement, the Company could pay additional cash consideration (the "MOHR Earnout") in an aggregate amount of $3,500,000. The Company will record approximately $1,460,000 of the MOHR Earnout, if paid, as goodwill and $2,040,000 of the MOHR Earnout, if paid, as compensation expense. Amounts recorded as goodwill will be amortized over the remaining life of the goodwill through January 1, 2002, the date the Company will adopt SFAS 142, and the compensation portion of the payments will be expensed when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. A valuation study was performed on Paragren, and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to intangible assets and is being amortized over a three-year life, with amortization ceasing on January 1, 2002, the date the Company will adopt SFAS 142. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,756,000 to Paragren's stockholders during the first quarter of 2001. The Company recorded this additional consideration as goodwill, which is being amortized over the remaining two-year life of the goodwill through January 1, 2002, the date the Company will adopt SFAS 142.

  Each of the above transactions was accounted for by the purchase method and, accordingly, the operating results of each of the acquired companies have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Pro forma information giving effect to these acquisitions has not been presented since the pro forma information would not differ materially from the historical results of the Company.

  Stockholders' Equity

  Amended and Restated Certificate of Incorporation

  On June 6, 2001, the Company's stockholders approved the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 800,000,000 shares to 2,000,000,000 shares.

  Stock-Based Compensation

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2000 and September 30, 2001, a total of 679,000 and 278,000 shares of common stock, respectively, were outstanding that were subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares, and the cash paid by the Company did not exceed the market value of the restricted shares at the time of repurchase. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option.

  During the nine months ended September 30, 2000, OnLink and Janna granted an aggregate of 1,787,000 options with a weighted average exercise price of $15.17 per share to employees in which the exercise prices were below the fair market value of their common stock on the date of grant. Accordingly, the Company recorded deferred compensation of $23,776,000 during the nine months ended September 30, 2000 related to these options. These grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years. During the nine months ended September 30, 2001, there were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant.

  During 1999, the Company granted options to purchase an aggregate of 40,000 shares of the Company's common stock to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees, during the nine months ended September 30, 2000 the Company recorded deferred compensation related to these options of $531,000. This amount is being amortized over the remaining vesting period of five years.

  Net Income Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                    --------------------   --------------------
                                                      2000       2001        2000       2001
                                                    ---------  ---------   ---------  ---------
Shares used in basic net income
  per share computation............................  429,334    460,756     418,181    454,762
Effect of dilutive potential common shares
   resulting from stock options and common
   stock warrants..................................   90,123     55,323      90,569     65,371
Effect of dilutive potential common shares
   resulting from common stock subject
   to repurchase...................................      711        203         939        269
Effect of dilutive convertible preferred stock.....    3,516         --       3,379         --
                                                    ---------  ---------   ---------  ---------
Shares used in diluted net income
   per share computation...........................  523,684    516,282     513,068    520,402
                                                    =========  =========   =========  =========

  The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                    --------------------   --------------------
                                                      2000       2001        2000       2001
                                                    ---------  ---------   ---------  ---------
Options excluded due to the exercise price
  exceeding the average fair value of  the
  Company's common stock during the period.........    1,450     73,998      11,684     45,995
Weighted average shares issuable upon
  conversion of the subordinated debentures........   12,867     12,867      12,867     12,867
Weighted average shares issuable upon
  conversion of the mandatorily redeemable
  convertible preferred stock......................       --         --       2,682         --
                                                    ---------  ---------   ---------  ---------
Total common stock equivalents excluded
  from diluted net income per share
  computation......................................   14,317     86,865      27,233     58,862
                                                    =========  =========   =========  =========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock had weighted average exercise prices of $95.30 and $80.94 per share during the three and nine months ended September 30, 2000, respectively, and $54.00 and $64.47 per share during the three and nine months ended September 30, 2001, respectively.

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

  Convertible Subordinated Debentures

  The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. In connection with the issuance of these convertible subordinated debentures, the Company incurred $8,684,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. The seven-year term notes bear interest at a rate of 5.50% per annum and are convertible into an aggregate of 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after September 15, 2002. The redemption price will range from $309,420,000 to $302,370,000 if the notes are redeemed between September 15, 2002 and September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300,000,000. Accrued interest to the redemption date will be paid by the Company to the note holder in each redemption. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock

  In 1998 and 1999, OnLink sold an aggregate of 2,818,630 shares of Series A and B convertible preferred stock in private placement transactions. During the nine months ended September 30, 2000, OnLink sold 697,432 shares of Series C convertible preferred stock in a private placement transaction for net proceeds of $19,975,000. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000. Prior to the conversion of the preferred stock, the holders of the Series A, Series B and Series C convertible preferred stock had certain preferences over the holders of OnLink's common stock, including liquidation preferences and dividend rights.

  Prior to the Company's acquisition of OpenSite, OpenSite had issued an aggregate of 5,323,200 shares of its Series A, B and C mandatorily redeemable convertible preferred stock (the "Preferred Stock"), net of repurchases, in private placement transactions. In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded a non-cash charge to stockholders' equity of $98,755,000 during the nine months ended September 30, 2000 to reflect the Preferred Stock at its then current redemption value. This charge to equity has been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

  Acquisition of nQuire Software, Inc.

  On October 1, 2001, the Company announced an agreement to acquire all of the outstanding securities of nQuire Software, Inc. ("nQuire"), a provider of Internet-based business analytics software, in exchange for shares of the Company's common stock valued at approximately $50,000,000, subject to adjustment in certain circumstances. In the event that nQuire meets certain post-closing revenue and product delivery targets, the Company may issue to the shareholders of nQuire an additional $30,000,000 of the Company's common stock in connection with the acquisition. The consummation of the Company's acquisition of nQuire is subject to various closing conditions, including approval by the requisite shareholders of nQuire and certain regulatory approvals. While the Company expects that the transaction will close in the fourth quarter of fiscal 2001, there can be no assurance that the acquisition will close in the fourth quarter or at all.

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

Siebel eBusiness Applications are available in industry-specific versions designed for the pharmaceutical, healthcare, consumer goods, telecommunications, insurance, energy, automotive, technology, public sector and finance markets. With best-of-class functionality, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet their customer's unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers and integrate their systems with those of their partners, suppliers and customers, regardless of location.

In May 2000, October 2000 and November 2000, the Company acquired OpenSite, OnLink and Janna, respectively. Each of these acquisitions has been accounted for as a pooling-of-interests. Accordingly, the financial statements of the Company have been restated to include the financial position and results of operations of each of these entities for all periods presented.

Results of Operations for the three and nine months ended September 30, 2000 and 2001

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from the licensing of the Company's software products and the related professional and customer support (maintenance) services. Professional services consist of implementation services related to the installation of the Company's products and training revenues, which typically are recognized as the services are performed on a time and materials basis over a three to six month period subsequent to licensing of the Company's software. The implementation services related to the installation of the Company's products do not include significant customization to or development of the underlying software code. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months.

The overall demand for the Company's software depends in large part on the general economic and business conditions. Throughout the three and nine months ended September 30, 2001, the global economy and particularly the economy of the United States continued to weaken and, as a result, the Company experienced a decrease in sequential quarterly software license revenues and in the year-on-year growth rate of its software license revenue. The recent terrorist attacks upon the United States only exacerbated this weakening of the global economy and the decline in software license revenue. Please refer to the risk factor "Economic conditions could adversely affect our revenue growth and ability to forecast revenue." The Company's professional services, maintenance and other revenues have continued to grow over the comparable periods in fiscal 2000 due primarily to: (i) the continued growth in the Company's installed base of customers receiving maintenance and (ii) the Company services' growth rate not being impacted to the extent of the software license growth rate due to the fact that implementation services are typically provided over a three to six month period subsequent to a license of the Company's software.

Through the use of the Company's proprietary software for managing the sales pipeline and forecasting revenues, management has responded to the weakening global economy by further implementing its cost control initiatives, including reducing advertising expenditures and other discretionary expenditures, such as travel. Accordingly, the Company has continued to manage the Company's operations to ensure a cash-flow positive, profitable business in these challenging economic times.

The following table sets forth the consolidated statement of operations data for the three and nine months ended September 30, 2000 and 2001, expressed as a percentage of total revenues:

                                                   Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                 ----------------------- ----------------------
                                                   2000        2001        2000       2001
                                                 ---------   ---------   ---------  ---------
Revenues:
  Software......................................     62.2%      45.2%      61.8%     52.0%
  Professional services, maintenance and other..     37.8        54.8        38.2       48.0
                                                 ---------   ---------   ---------  ---------
      Total revenues............................    100.0       100.0       100.0      100.0
                                                 ---------   ---------   ---------  ---------
Cost of revenues:
  Software......................................      1.0         0.4         1.1        0.5
  Professional services, maintenance and other..     24.6        31.6        24.2       28.5
                                                 ---------   ---------   ---------  ---------
      Total cost of revenues....................     25.6        32.0        25.3       29.0
                                                 ---------   ---------   ---------  ---------
        Gross margin............................     74.4        68.0        74.7       71.0
                                                 ---------   ---------   ---------  ---------
Operating expenses:
  Product development...........................      7.9        12.4         8.2        9.7
  Sales and marketing...........................     39.7        36.4        41.2       35.9
  General and administrative....................      8.5         8.7         8.8        8.6
  Merger-related expenses.......................       --          --         0.8         --
                                                 ---------   ---------   ---------  ---------
      Total operating expenses..................     56.1        57.5        59.0       54.2
                                                 ---------   ---------   ---------  ---------
        Operating income........................     18.3        10.5        15.7       16.8
Other income, net...............................      3.9         2.5         4.1        2.3
                                                 ---------   ---------   ---------  ---------
        Income before income taxes..............     22.2        13.0        19.8       19.1
Income taxes....................................      8.6         4.8         8.1        7.1
                                                 ---------   ---------   ---------  ---------
        Net income..............................     13.6%       8.2%      11.7%     12.0%
                                                 =========   =========   =========  =========

Revenues

Software. The Company's software license revenues decreased by 37% from $308.8 million, or 62% of total revenues, for the three months ended September 30, 2000 to $193.5 million, or 45% of total revenues, for the three months ended September 30, 2001. Software license revenues decreased in absolute dollars primarily due to the weakening of the global economy, along with the recent terrorist attacks upon the United States, which accelerated the weakening of the global economy and resulted in customers delaying purchasing decisions. Software license revenues decreased as a percentage of total revenues primarily due to the growth of the Company's professional services business to meet the demand for implementation of the Company's products and the decrease in the Company's software license revenues for the reasons described above. Despite the slowdown in the global economy, during the quarter ended September 30, 2001, the Company continued to increase its customer base with 72% of software license revenues coming from new customer orders. The Company currently believes that software license revenues for the fourth quarter of 2001, in absolute dollars and as a percentage of total revenues, will remain the same as or increase from the levels achieved in the third quarter of 2001.

Software license revenues increased by 9% from $749.6 million for the nine months ended September 30, 2000 to $815.4 million for the nine months ended September 30, 2001 primarily due to an increase in the number of licenses of Siebel applications sold to new and existing customers, and licenses of new modules, released with the latest version of Siebel applications, sold to existing users of Siebel applications. Throughout the nine months ended September 30, 2001, the global economy and particularly the economy of the United States continued to weaken and, as a result, the Company experienced a decrease in the year-on-year growth rate of its software license revenue. Due in part to this decrease in the year-on-year growth rate of software license revenue and the reasons described above for the quarter ended September 30, 2001, the Company's software license revenues as a percentage of total revenues decreased from 62% in the nine months ended September 30, 2000 to 52% in the nine months ended September 30, 2001.

The Company markets its products in the United States through its direct sales force and internationally through its sales force and distributors, primarily in Europe, Asia, Japan, and Latin America. International software license revenues were 45% and 42% of total software license revenues for the three months ended September 30, 2000 and 2001, respectively, and were 41% and 45% of total software license revenues for the nine months ended September 30, 2000 and 2001, respectively. The Company expects international software license revenues will continue to account for a significant portion of total software license revenues in the future.

The Company's customers include a number of its suppliers and, on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time Siebel has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the three months ended September 30, 2001, the Company recognized $11.7 million of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions.

During fiscal 2000, the Company established a program whereby qualified start-up companies could obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified start-up companies are generally companies that have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized $5.4 million of software license revenues related to this program during three months ended September 30, 2000 and none in the three months ended September 30, 2001.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues increased from $187.7 million, or 38% of total revenues, for the three months ended September 30, 2000 to $235.0 million, or 55% of total revenues, for the three months ended September 30, 2001. Professional services, maintenance and other revenues increased from $464.2 million, or 38% of total revenues, for the nine months ended September 30, 2000 to $751.6 million, or 48% of total revenues, for the nine months ended September 30, 2001. The increase in the absolute dollar amount in the fiscal 2001 periods over the comparable periods in fiscal 2000 was primarily due to growth in the installed base of customers receiving maintenance and the growth of the Company's consulting and training services. The increase in professional services, maintenance and other revenues as a percentage of total revenues in the fiscal 2001 periods over the comparable periods in fiscal 2000 was also due to the growth in the number of customers receiving maintenance and in the Company's consulting and training services, along with the decrease in software license revenues. The continued growth of the Company's professional services, maintenance and other revenues depends on the growth of the Company's software license revenues. Accordingly, the Company expects that professional services, maintenance and other revenue in terms of absolute dollars and as a percentage of total revenues will remain the same or decrease in the fourth quarter of fiscal 2001 compared to the levels obtained during the third quarter of fiscal 2001.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties, product packaging, documentation and production. Cost of software license revenues decreased from $4.9 million and $14.0 million for the three and nine months ended September 30, 2000, respectively, to $1.8 million and $7.6 million for the three and nine months ended September 30, 2001, respectively. As a percentage of software license revenues, cost of license revenues decreased from 2% in the three and nine months ended September 30, 2000 to 1% for the three and nine months ended September 30, 2001. Cost of license revenues decreased in absolute dollars and as a percentage of software license revenue primarily due to a shift from products subject to third-party software royalties and the Company renegotiating certain third-party royalty agreements to more favorable terms. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred, and, as a result, cost of license revenues includes no amortization of capitalized software development costs. These costs are expected to remain the same as a percentage of software license revenues.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues increased from $122.0 million for the three months ended September 30, 2000 to $135.5 million for the three months ended September 30, 2001 and decreased as a percentage of professional services, maintenance and other revenues from 65% in the third quarter of 2000 to 58% in the third quarter of 2001. Cost of professional services, maintenance and other revenues increased from $293.4 million for the nine months ended September 30, 2000 to $447.3 million for the nine months ended September 30, 2001 and decreased as a percentage of professional services, maintenance and other revenues from 63% for the fiscal 2000 period to 60% for the fiscal 2001 period. The increase in the absolute dollar amount reflects increased costs from the Company's expansion of its global services organization in order to meet the demand for the Company's consulting and training services. The decrease as a percentage of professional services, maintenance and other revenues reflects a higher utilization of the Company's global services' personnel, a lower use of third party contractors and an acceleration of the Company's cost control initiatives in early 2001, including reductions of headcount in geographic regions with low personnel utilization. The Company expects that professional services, maintenance and other costs as a percentage of professional services, maintenance and other revenues will remain comparable to the percentage obtained during the quarter ended September 30, 2001.

Operating Expenses

Product Development. Product development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. Product development expenses increased from $39.1 million for the three months ended September 30, 2000 to $53.1 million for the three months ended September 30, 2001 and as a percentage of total revenues, product development expenses were 8% and 12% in the third quarter of fiscal 2000 and 2001, respectively. Product development expenses increased from $99.0 million for the nine months ended September 30, 2000 to $151.9 million for the nine months ended September 30, 2001 and as a percentage of total revenues, product development expenses were 8% and 10% of total revenues during the nine months ended September 30, 2000 and 2001, respectively. The increase in the absolute dollar amount of product development expenses was primarily attributable to costs of additional personnel in the Company's product development operations, including additional personnel to support the development and testing of the Company's release of Siebel 2001 ("Siebel 7.0"). The increase as a percentage of total revenues was primarily due to the growth in the Company's product development personnel during a period in which the Company's software license revenues decreased as a result of the weakening global economy. The Company expects product development expenses in terms of absolute dollars to remain comparable in the fourth quarter of fiscal 2001 with the levels in the third quarter of fiscal 2001 and that product development as a percentage of total revenues will remain the same as or decrease in the fourth quarter of fiscal 2001 from the levels in the third quarter of fiscal 2001. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses decreased from $197.3 million for the three months ended September 30, 2000 to $156.0 million for the three months ended September 30, 2001 primarily due to: (i) the decrease in sales commissions and bonuses as a result of the decrease in software license revenues; (ii) management's further implementation of cost control initiatives, including reducing advertising expenditures and other discretionary expenditures, such as travel, as part of an overall program to improve operational efficiencies and in response to the weakening global economy; (iii) reductions in headcount, and (iv) operating efficiencies obtained from combining the operations of OpenSite, OnLink and Janna with the Company. Sales and marketing expenses increased from $499.5 million for the nine months ended September 30, 2000 to $562.5 million for the nine months ended September 30, 2001 primarily due to costs associated with additional sales and marketing personnel and increased commissions as a result of the increase in software license revenues in the first half of fiscal 2001 compared to the first half of fiscal 2000, partially offset by the Company's cost control initiatives and operating efficiencies obtained from integrating OpenSite, OnLink and Janna with the Company. Sales and marketing expense as a percentage of total revenues decreased from 40% and 41%, respectively, for the three and nine months ended September 30, 2000 to 36% in both the three and nine months ended September 30, 2001. The decrease of sales and marketing expense as a percentage of total revenues from the comparable periods in fiscal 2000 was primarily the result of: (i) management's further implementation of the cost control initiatives described above; (ii) the decrease in variable compensation, including sales commissions and bonuses, as a result of the decrease in software license revenues; and (iii) operating efficiencies obtained from combining the operations of OpenSite, OnLink and Janna with the Company. The Company expects that sales and marketing expenses in terms of absolute dollars and as a percentage of total revenues will remain the same or increase in the fourth quarter of fiscal 2001 compared to the third quarter of fiscal 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $42.1 million for the three months ended September 30, 2000 to $37.2 million for the three months ended September 30, 2001 and as a percentage of total revenues were 9% in both the three-month periods ended September 30, 2000 and 2001. The decrease in absolute dollars from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 was primarily due to management's cost control initiatives, along with reductions in variable compensation and bad debt expense. General and administrative expenses increased from $107.0 million for the nine months ended September 30, 2000 to $134.4 million for the nine months ended September 30, 2001 and as a percentage of total revenues were 9% in each of the nine months ended September 30, 2000 and 2001. The increase in the absolute dollar amount of general and administrative expenses from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations, partially offset by reductions in discretionary costs as a result of the Company's cost control initiatives. The Company believes that general and administrative expenses in terms of absolute dollars and as a percentage of total revenues will remain comparable in the fourth quarter of fiscal 2001 to the levels in the third quarter of fiscal 2001.

Merger-Related Expenses. During the nine months ended September 30 2000, the Company expensed $10.0 million of direct merger-related expenses in connection with the Company's acquisition of OpenSite. These costs primarily consisted of investment banker fees, along with attorneys, accountants and other professional fees. The Company settled these liabilities by December 31, 2000. The Company did not incur any significant merger-related costs during the first nine months of 2001.

Operating Income and Operating Margin

Operating income was $91.2 million and $44.9 million for the three months ended September 30, 2000 and 2001, respectively, and operating margin was 18% and 11% in the third quarters of 2000 and 2001, respectively. Operating margins decreased in the three months ended September 30, 2001 from the comparable period in 2000 primarily due to: (i) the decrease in software license revenues on a year-over-year basis as a result of the weakening global economy and the recent terrorist attacks upon the United States; (ii) the increase in the Company's investment in product development to support the release of Siebel 7.0; and (iii) the increase as a percentage of total revenues during the third quarter of 2001 of professional services, maintenance and other revenues, which operate at lower margins than software license revenues. Management's cost control initiatives and the efficiencies obtained from integrating OpenSite, OnLink and Janna only partially offset the above factors that contributed to the decline in operating margins.

Operating income increased from $190.8 million for the nine months ended September 30, 2000 to $263.3 million for the nine months ended September 30, 2001 and operating margin was 16% and 17% in the nine-month periods ended September 30, 2000 and 2001, respectively. Excluding merger-related expenses, operating income increased from $200.8 million for the first nine months of 2000 to $263.3 million for the first nine months of 2001 and operating margin was 17% for each of the nine-month periods ended September 30, 2000 and 2001. Operating margins during the nine months ended September 30, 2001 remained comparable to the prior year due to the Company's further implementation of its cost control initiatives and the efficiencies obtained in integrating OpenSite, OnLink and Janna, both of which offset the negative impact on operating margins from the decline of software license revenues as a percentage of total revenues.

Other Income, Net

For the three and nine months ended September 30, 2000 and 2001, other income, net was comprised of the following (in thousands):

                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 --------------------  --------------------
                                                   2000       2001       2000       2001
                                                 ---------  ---------  ---------  ---------
Interest income................................ $  16,326  $  16,355  $  39,134  $  52,599
Interest expense...............................    (4,522)    (4,453)   (13,425)   (13,549)
Losses from equity method investee (Sales.com).    (2,073)        --     (7,481)        --
Charitable contributions.......................        --     (1,007)   (28,700)    (1,267)
Gain (loss) on investments.....................    10,040        281     60,152       (355)
Other, net.....................................      (413)      (255)      (554)    (1,212)
                                                 ---------  ---------  ---------  ---------
                                                $  19,358  $  10,921  $  49,126  $  36,216
                                                 =========  =========  =========  =========

Interest income for the three months ended September 30, 2001 was comparable with that of the three months ended September 30, 2000, despite the decrease in interest rates, primarily due to the Company's increased balances of cash, cash equivalents and short-term investments. Interest income has increased during the nine months ended September 30, 2001 from the nine months ended September 30, 2000 primarily due to the increased balances of cash, cash equivalents and short-term investments, partially offset by a decline in interest rates. Interest expense for all periods presented represents interest on the Company's $300.0 million of convertible subordinated debentures. In January 2001, the Company acquired the remaining interest in Sales.com and, accordingly, no longer accounted for its investment under the equity method of accounting. During the three and nine months ended September 30, 2000, the Company had realized gains on investments of $10.0 million and $60.2 million, respectively, which primarily represented gains on the Company's investment in USinternetworking, Inc. During the three and nine months ended September 30, 2001, the Company's net gains and losses on investments primarily related to the write-down to fair value of the Company's cost method investments net of realized gains on short-term investments. Charitable contributions during the nine months ended September 30, 2000 were primarily comprised of contributions of marketable equity securities to various charitable organizations. Charitable contributions during the three and nine months ended September 30, 2001 primarily relate to cash contributions made to charities assisting with the September 11, 2001 disaster relief efforts. Other, net for all periods presented is primarily composed of banking fees and foreign currency gains or losses.

Provision for Income Taxes

Income taxes totaled $43.0 million and $20.7 million for the three months ended September 30, 2000 and 2001, respectively. The provision for income taxes as a percentage of pre-tax income decreased from 39% during the three months ended September 30, 2000 to 37% during the three months ended September 30, 2001 primarily due to the Company deriving a higher percentage of its taxable income from more favorable tax jurisdictions. Income taxes totaled $97.5 million and $110.8 million for the nine months ended September 30, 2000 and 2001, respectively. The provision for income taxes as a percentage of pre-tax income decreased from 41% during the nine months ended September 30, 2000 to 37% during the nine months ended September 30, 2001 primarily due to the non-deductible merger-related expenses in fiscal 2000 and the Company deriving a higher percentage of its taxable income from more favorable tax jurisdictions. The Company expects its effective tax rate for the remainder of 2001 to be approximately 37%.

Net Income and Net Income Available to Common Stockholders

The Company had net income of $67.5 million and $35.2 million for the three months ended September 30, 2000 and 2001, respectively. Net income increased from $142.4 million for the nine months ended September 30, 2000 to $188.7 million for the nine months ended September 30, 2001.

The Company had net income available to common stockholders of $67.5 million and $35.2 million for the three months ended September 30, 2000 and 2001, respectively, and net income available to common stockholders of $43.7 million and $188.7 million for the nine months ended September 30, 2000 and 2001, respectively. Net income for the nine months ended September 30, 2000 has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in non-cash charges to accretion and offsetting credits to mandatorily redeemable convertible preferred stock for the nine months ended September 30, 2000. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one for one basis into shares of OpenSite's common stock. Accordingly, the Company stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Diluted net income per share was $0.13 in the third quarter of 2000 and $0.07 in the third quarter of 2001. For the nine months ended September 30, 2000 diluted net income per share was $0.09 compared to diluted net income per share of $0.36 for the nine months ended September 30, 2001.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). As further described under "Recent Accounting Pronouncements" in Note 1 to the accompanying unaudited financial statements, SFAS 141 and 142 prescribe new accounting guidance for business combinations and the related acquired intangible assets. The Company is currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to the extensive effort needed to comply with adopting SFAS 141 and 142 and due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position or results of operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments in aggregate increased from $1,152.6 million as of December 31, 2000 to $1,547.8 million as of September 30, 2001, representing 53% and 60% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 81 days as of December 31, 2000 compared with 87 days as of September 30, 2001.

As of September 30, 2001, the Company had $300.0 million of convertible subordinated debentures outstanding. The seven-year term notes bear interest at a rate of 5.50% and are convertible into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002 through September 14, 2006. Any redemption made on or after September 15, 2006 will be redeemed at $300.0 million. In addition, accrued interest to the redemption date will be paid by the Company in each redemption.

Cash provided by operating activities was $423.5 million and $462.0 million for the nine months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2000, cash provided by operating activities was primarily due to net income of $142.4 million; the tax benefit from exercise of stock options of $97.9 million; noncash expenses such as depreciation, amortization and provision for doubtful accounts that in the aggregate totaled $61.7 million; increases in accounts payable, accrued expenses and deferred revenue of $284.0 million; partially offset by increases in accounts receivable and prepaid expenses of $101.8 million and the gain on sale of marketable equity securities of $60.2 million. For the nine months ended September 30, 2001, cash provided by operating activities was primarily due to net income of $188.7 million; the tax benefit from exercise of stock options of $53.8 million; noncash expenses such as depreciation, amortization and provision for doubtful accounts that in the aggregate totaled $109.3 million; decreases in accounts receivable of $83.2 million and prepaid expenses of $17.1 million; and increases in deferred revenue of $28.2 million, partially offset by decreases in accounts payable and accrued expenses of $17.1 million.

Cash used in investing activities was $182.8 million and $569.4 million for the nine months ended September 30, 2000 and 2001, respectively. Cash used in investing activities during the first nine months of fiscal 2000 was primarily the result of: (i) the Company's purchase of $73.3 million of short-term investments; (ii) the Company's purchase of $101.5 million of property and equipment, including leasehold improvements; (iii) the acquisitions of Paragren, MOHR, and Wind for proceeds totaling $29.2 million; and (iv) advances to an affiliate of $10.2 million, partially offset by proceeds from the sale of marketable equity securities of $35.3 million. Cash used in investing activities during the first nine months of fiscal 2001 was primarily the result of: (i) the Company's purchase of $354.1 million of short-term investments; (ii) the Company's purchase of $218.7 million of property and equipment, including leasehold improvements; (iii) additional purchase price in the aggregate of $3.0 million paid to the stockholders of Paragren, Wind and MOHR; and (iv) purchases of other non-operating assets, primarily non-marketable securities, of $16.5 million, partially offset by cash received in the amount of $11.6 million as part of the Sales.com acquisition and repayments of $10.6 million from an affiliate.

During the nine months ended September 30, 2001, the Company increased its capital expenditures primarily as a result of the following: (i) the expansion of the Company's infrastructure to support the development and testing of the Company's release of Siebel 7.0; (ii) the expansion of the Company's domestic and international staff from approximately 7,400 employees as of December 31, 2000 to approximately 7,800 employees as of September 30, 2001; (iii) increased purchases of tenant improvements and furniture and fixtures due to converting the Company's full-serviced office suites, which were rented on a month-to-month basis, to leased space; and (iv) increased purchases of tenant improvements and furniture and fixtures for new leased facilities. This transition to leased space has involved build-out of tenant improvements, acquisition of furniture and fixtures and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company may purchase land and buildings in the future to meet its facilities' needs.

Cash provided by financing activities was $150.5 million and $130.9 million for the nine months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2000, the Company's financing activities consisted primarily of $130.7 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan, along with proceeds of $20.0 million from the issuance of preferred stock by OnLink prior to its acquisition by the Company. For the nine months ended September 30, 2001, the Company's financing activities consisted primarily of $129.7 million of proceeds from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan.

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. The general weakening of the global economy has caused the Company to experience a decrease in the growth rate of its software license revenues in the first nine months of 2001. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the recent terrorist attacks upon the United States have lead to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of the Company's software license revenue and have an adverse effect on our business, operating results and financial condition.

Management uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company's cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affecting our business, financial condition or results of operations.

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

In particular, we have established non-exclusive strategic relationships with Accenture (formerly Andersen Consulting), IBM Global Services, PricewaterhouseCoopers and Deloitte Consulting. A significant portion of our revenues has historically been derived from customers for whom the systems integrators with which we have a relationship have been engaged to provide system integration services. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition and results of operations. We also have relationships with technology vendors such as IBM Corporation, Compaq Computer Corporation, Microsoft Corporation and Sun Microsystems, Inc., among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success will require us to manage the size of our employee base, particularly our direct sales force and global support staff.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base, particularly our direct sales force and technical and global services staff, to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expansion of the distribution of our products may place new and increased demands on our direct sales force and technical and sales support staff. Although we currently invest sufficient resources in our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and global services personnel. We may not be able to expand our direct sales force and technical support staff as necessary to support our growing operations. In addition, such expansion may not result in increased revenues.

Our expanding distribution channels may create additional risks.

Failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition. We have a number of relationships with resellers, which assist us in obtaining broad market coverage. We have generally avoided exclusive relationships with resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts.

Our revenue is concentrated in a relatively small number of customers.

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. License revenues from our ten largest customers in the three and nine months ended September 30, 2001 accounted for 39% and 27%, respectively, of total license revenues for such period. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future. However, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for the year ending December 31, 2001 will continue to decrease as a percentage of total license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products (e.g. Siebel 7.0, which is scheduled for release in the fourth quarter of 2001). We may not be successful in developing, marketing and releasing new products or new versions of the Siebel eBusiness Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to the Siebel eBusiness Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

A large number of personal, departmental and other products exist in the Siebel eBusiness Applications market. Companies such as Amdocs Limited, Dendrite, International, Inc., E.piphany, Inc., FrontRange Solutions, Inc., Interact Commerce Corporation, Kana Communications, Inc., ONYX Software Corporation, Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation, Remedy Corporation, and SAP AG are among the many firms in this market segment. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

We may continue to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income, and harm to our operations due to power loss.

Earlier this year the western United States (and California in particular) experienced significant power shortages, and such shortages may continue or worsen in the near future. As a result, energy costs in California, including natural gas and electricity, have risen significantly relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this shortage recurs or worsens. In addition, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. A sustained or frequent power failure could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships, and having an adverse effect on our business, operating results and financial condition.

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

Catastrophic events could negatively affect our information technology infrastructure.

The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. A significant portion of these critical business and information technology systems are concentrated at or near the same location. In the event of a natural disaster, a fire or other catastrophic event, such as the recent terrorist attacks upon the United States, at these locations that results in the destruction of these systems, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial condition could be adversely affected.

Leverage and debt service obligations may adversely affect our cash flow.

We have substantial amounts of outstanding indebtedness, primarily consisting of our 5.50% convertible subordinated notes due September 15, 2006 (see Note 7 to the unaudited consolidated financial statements). As a result of this outstanding indebtedness, our principal and interest payment obligations are substantial. Moreover, in the future, we may obtain equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines. While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we may be unable to generate sufficient cash to pay the principal of, interest on and other amounts due in respect of our current and future indebtedness when due. We cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our substantial leverage could have significant negative consequences, including:

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

Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales or purchases are denominated in foreign currency, any fluctuation in the exchange rate may adversely affect our business, financial condition and results of operations. We manage our foreign currency exchange rate risk by entering into contracts to sell or purchase foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. In certain instances, we have not hedged foreign currency receivables and payables when the forward contracts in the relevant currency were not readily available or were not cost effective.

Some of our stockholders may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 2001. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, changes in the domestic and international economic, political, and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

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

The following summarizes the Company's foreign currency forward contracts, by currency, as of September 30, 2001. All of the Company's foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract                  Fair Value at
                                              Amount       Contract    September 30,
                                          (Local Currency)  Amount      2001 (US$)
                                          ---------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)................     (AUD) 5,319   US$3,431  $        822

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)...................     (BRL) 8,637   US$3,193  $         32

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)...................       (GBP) 729  EUR 1,315  $        138

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)................... (YEN) 1,798,491  US$14,972  $       (293)

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)................    (MXN) 18,582   US$2,017  $         65

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)................     (SGD) 3,761   US$2,168  $         40

Canadian dollars ("CAD") (contracts
  to receive CAD/pay US$)................     (CAD) 7,640   US$4,882  $        (24)

Euro ("EUR") (contracts to receive
  EUR/pay US$)...........................    (EUR) 17,752  US$16,033  $        347

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)...................    (SEK) 20,449  EUR 2,166  $        (96)

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)...................     (CHF) 9,522  EUR 6,386  $         58

The following summarizes the Company's short-term investments and the weighted average yields, as of September 30, 2001 (in thousands):

                                            Expected maturity date
                         ------------------------------------------------------
                                                                        There-
                           2001     2002      2003     2004     2005    after
                         -------- --------- -------- -------- -------- --------
US Treasury and Agency
  securities............  $9,117   $49,326  $84,728  $25,119  $31,555   27,790
Wtd. Avg. Yld...........    2.95%     2.86%    3.04%    3.26%    3.49%    4.42%

Corporate bonds......... $47,626  $121,091  $96,015  $57,796  $39,664  $49,321
Wtd. Avg. Yld...........    2.98%     3.37%    3.56%    4.10%    4.94%    5.04%

Asset-backed securities.      --   $15,877  $33,842  $48,064  $16,391   18,165
Wtd. Avg. Yld...........              3.19%    3.98%    4.22%    4.44%    4.71%

As of September 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $771.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2001, the fair value of the portfolio would decline by $14.3 million.

The Company manages its interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. The Company also manages interest rate risk by maintaining sufficient cash and cash equivalent balances such that it is typically able to hold its investments to maturity.

The Company is exposed to equity price risks on marketable equity securities. These investments are in publicly-traded companies in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in the equity prices would result in an approximate $180,000 decrease in the fair value of the Company's marketable equity securities as of September 30, 2001.

The fair value of the Company's convertible subordinated debenture fluctuates based upon changes in the price of the Company's common stock, changes in interest rates and changes in the credit worthiness of the Company. The fair market value of the convertible subordinated debentures as of September 30, 2001 was $280.1 million.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (1)
2.2	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (2)
2.3	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly-owned subsidiaries of the Registrant, and Janna Systems Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (4)
3.2	Bylaws of the Registrant. (5)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (5)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (5)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (3)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (6)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (7)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (5)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (8)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (5)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.6.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (10)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.7.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (10)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.8.1	First Amendment to Lease dated September 23, 2000. (10)
10.9	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (9)
10.10	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.11	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.12	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.13	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (9)
10.14	Registrant's 1998 Equity Incentive Plan, as amended. (11)

__________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2000.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 10, 2000.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72218), as amended.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: November 12, 2001

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated: November 12, 2001

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)