Form 10-K405
period 2001-12-31
SIEBEL SYSTEMS INC
filed 2002-03-29
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant's Common Stock on February 1, 2002, as reported on the Nasdaq National Market was approximately $15,281,988,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of February 1, 2002, was 470,840,978.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

The statements contained in this annual report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors."

PART I

Item 1. Business

Overview

Siebel Systems, Inc. (sometimes referred to as "we," "us," "our," "Siebel" or the "Company") is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and service its customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. Our partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity, and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, our customers achieve high levels of satisfaction from these constituencies and continue to be competitive in their markets.

Siebel eBusiness Applications for customer and partner relationship management are available in 20 industry applications designed for specific segments within multiple industries, including financial services, communications, travel and transportation, energy, the consumer sector, life sciences, the industrial sector and the public sector. Providing best-of-class eBusiness functionality, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customers' unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships; profitably serve existing customers; and integrate their systems with those of their partners, suppliers and customers, regardless of location.

Siebel eBusiness Applications for employee relationship management include Siebel Employee Relationship Management, or Siebel ERM, a family of Web applications that enables our customers to drive organizational and employee performance, reduce operating costs and improve bottom-line results. Targeted for use by every employee in an organization, Siebel ERM provides employees with a single point of access to information, applications and other organizational resources, while providing managers with a comprehensive performance management system to measure, monitor and track organizational and workforce performance.

We are principally engaged in the design, development, marketing and support of the above family of Siebel eBusiness Applications. Substantially all of our revenues are derived from a perpetual license of these software products and the related professional services and customer support (maintenance) services. We license our software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services (i.e., training, implementation services, etc.). First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewed on an annual basis thereafter. Our Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to our customers and implementation partners. Our Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of our professional service arrangements are on a time and materials basis. Payment terms for the above arrangements are negotiated with our customers and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

Our customers are known for delivering the highest levels of quality in their products and services and for their commitment to maintaining the highest levels of customer and employee satisfaction. Spanning diverse industries and locations, customers of Siebel eBusiness Applications represent organizations of all sizes in both the private and public sectors.

Through global strategic alliances with industry-leading organizations, we continue to enhance Siebel eBusiness Applications, ensuring that we continue to fully support our customers' rapidly evolving technology requirements and industry best practices, today and in the future.

Products

Released in the fourth quarter of 2001, Siebel 7 is the latest version of our eBusiness software. We believe that Siebel 7 is the industry's most comprehensive suite of Web-based eBusiness software applications, with more than 200 applications for sales, marketing, service, interactive selling, analytics, partner relationship management and employee relationship management. Siebel eBusiness Applications enable organizations: (i) to gain a consolidated view of each customer across multiple distribution channels including the Web, call center, field sales and service, resellers, partners and dealer channels; (ii) to seamlessly unite the organization's partners, resellers and customers in one global information system; and (iii) to manage every aspect of their employee relationships, including the ability to improve the alignment of employee/corporate goals and to accelerate, centralize and simplify the employees' access to critical information, training and best practices.

Siebel 7 marks the fourth generation of Siebel Industry Applications. We offer proven, out-of-the-box industry applications as well as significant functionality to support segment-specific requirements within industries. As a pioneer of the industry-specific application model, we recognize that each industry has different business processes, competitive challenges and information systems requirements, which cannot be addressed with a "one size fits all" eBusiness approach. As such, Siebel 7 provides customers with 20 industry-specific applications to address the unique business requirements in the following industries:

Consumer Sector Apparel and Footwear Consumer Goods Retail	Communications Wireless Wireline Media
Energy Chemicals Energy Oil & Gas	Financial Services Institutional Finance Retail Banking and Brokerage Insurance Healthcare
Industrial Automotive High Technology	Life Sciences Clinical Medical Products Pharmaceuticals
Public Sector Public Sector	Travel and Transportation Travel and Hospitality

With the release of Siebel 7, Siebel resets the standard for technology leadership in eBusiness applications. Siebel 7 introduces the Siebel Smart Web Architecture, the industry's first and only zero-footprint Web architecture that provides high levels of interactivity previously available only from desktop applications. Siebel 7 provides our customers with the cost savings associated with rapidly deploying a zero-install Web application, along with the rich, interactive, intuitive user experience available only from a desktop application. As with the six prior releases of Siebel eBusiness Applications, Siebel 7 offers a clear and easy upgrade path for customers, including automated upgrade functionality, resulting in reduced deployment times and the lowest total cost of ownership.

Siebel Sales

Siebel Sales allows our customers' selling organizations to grow revenues more quickly, predictably and profitably by focusing our customers on the right deals at the right time. This core application includes the Opportunity and Pipeline Management, Account Management, Contact Management, Activity Management, Revenue Management, Message Broadcasting, Quotas and Incentives modules.

Siebel Sales options, as of December 31, 2001, include Siebel Forecasting, Siebel Proposals and Presentations, Siebel Target Account Selling, Siebel Enterprise Selling Process, Siebel Strategic Selling, Siebel Incentive Compensation, Siebel Sales Handheld and Siebel Sales Wireless.

Siebel Interactive Selling

Siebel Interactive Selling is a comprehensive suite of Web applications that support the entire online selling process, including needs analysis and education, product customization and configuration, personalized pricing and online ordering. Siebel Interactive Selling allows organizations to more effectively engage and better serve the customer across multiple channels, including the Web, telesales, direct sales force and dealer networks. By interacting with customers through the selling process, Siebel Interactive Selling enables greater customer acquisition and retention as well as increasing the effectiveness of direct and indirect sales forces.

Siebel Interactive Selling options, as of December 31, 2001, include Siebel eSales, Siebel eCatalog, Siebel eAdvisor, Siebel eAuction, Siebel ePricer, Siebel eConfigurator, Siebel Orders and Siebel Quotes.

Siebel Marketing

Siebel Marketing is a comprehensive suite of applications for the planning, management and execution of multichannel marketing programs. Siebel Marketing supports the entire closed-loop marketing process with response management; list management; data quality and personalization capabilities; and integrated analytic campaign management and execution across phone, fax, email, direct mail and pager.

Siebel Marketing options, as of December 31, 2001, include Siebel Campaigns, Siebel eEvents Manager, Siebel eEvents, Siebel Marketing Manager, Siebel Marketing Server and Siebel eMarketing.

Siebel Service

Siebel Service enables teams of customer service, sales and marketing professionals to help ensure complete customer satisfaction by using closed-loop service request management capabilities. The base application includes Service Request Management, Account Management, Asset Tracking, Contact Management, Activity Tracking, Message Broadcasting, Solution Management and Global Time Zone and Audit Trail functionality.

Siebel Service options, as of December 31, 2001, include Siebel Quality Management and Siebel Contracts.

Siebel Call Center

Siebel Call Center combines Siebel Sales and Siebel Service functionality to enable call center agents to effectively manage service, support and sales interactions across multichannel global call centers. With the ability to view integrated sales and service histories for each customer, call center agents can turn every service request into an additional sales opportunity. The base application includes Opportunity and Pipeline Management, Service Request/Trouble Ticket Management, Account and Contact Management, Activity Management, Problem Resolution, Customer Dashboard, Message Broadcasting and Global Time Zone Support.

Siebel Call Center options, as of December 31, 2001, include Siebel CTI, Siebel CTI Connect, Siebel eCollaboration, Siebel Universal Queuing and Siebel Web Collaboration API.

Siebel Field Service

Siebel Field Service extends upon Siebel's customer service solution and provides field engineers with service functionality for entitlement/contracts management, integration with other customer-facing departments, dispatch and scheduling, parts management and repair center operations. Siebel Field Service provides a complete solution for the mobile technician as well as the connected service agent. The base application includes Service Request Management; Account Management; Asset and Configuration Tracking; Contact Management; Activity Tracking; Field Engineers and Field Engineer Activities Management; Service Parts Definition; Message Broadcasting; Solution Management; and Orders, RMA/Returns, Inventory, Global Time Zone and Audit Trail functionality.

Siebel Field Service options, as of December 31, 2001, include Siebel Logistics Manager, Siebel Repair, Siebel Preventive Maintenance and Siebel Scheduling.

Siebel Web Service

Through Web- and email-based service automation, Siebel eService and Siebel eMail Response allow organizations to manage the entire service process and to provide world-class customer service and support via the Internet.

Siebel Professional Services Automation

Siebel Professional Services Automation, or Siebel PSA, connects project tasks with deliverables, project risks, subcontractor relationships, contracts, and time and expenses, while supporting complex resource allocation based on skills and billing rates. The base application includes Project Management, Resource Management, Project Planning and Change Request, Time and Expense Management and Reporting.

The Siebel PSA option, as of December 31, 2001, includes Siebel Consultant's Package.

Siebel Partner Relationship Management

Siebel Partner Relationship Management, or Siebel PRM, includes our Siebel eChannel product. Siebel eChannel delivers a global, enterprise-wide Internet partner management platform that enables organizations to more effectively manage their relationships with channel and alliance partners, distributors, resellers, agents, brokers, and dealers. Siebel eChannel automates and streamlines the business processes between organizations and their partners, therefore facilitating collaboration to increase revenues, productivity, and customer satisfaction while reducing partner management costs. Siebel eChannel consists of three major components with greatly expanded functionality: Siebel eChannel Partner Manager, Siebel eChannel Partner Portal, and Siebel Partner Analytics.

Siebel PRM options, as of December 31, 2001, include Siebel eChannel Partner Commerce, Siebel Advanced Search, Siebel eBriefings, Siebel eChannel Wireless, Siebel eReports Server, Siebel eTraining, Siebel Forecasting, Siebel Incentive Compensation, Siebel Proposals and Presentations, Siebel eAdvisor, Siebel eAuction, Siebel eConfigurator, Siebel ePricer, Siebel Campaigns, Siebel Smart Answer and Siebel eSmartScript.

Siebel Analytics

Siebel Analytics is a comprehensive next-generation analytics solution that enables organizations to empower all users throughout the extended enterprise with up-to-the-moment, actionable customer and business insight. Siebel Analytics includes an open and extensible analytics platform, the Siebel Analytics Server, which allows organizations to leverage existing investments in data warehouses and business intelligence tools. Organizations can leverage the valuable data collected in Siebel eBusiness Applications, combine this data with information from any internal or external source, and provide any user with a comprehensive view of a customer's behavior and preferences, along with the performance of sales, marketing and customer service.

Siebel Analytics options, as of December 31, 2001, include Siebel Answers, Siebel Sales Analytics, Siebel Service Analytics, Siebel Marketing Analytics and Siebel Partner Analytics.

Siebel Employee Relationship Management

Siebel Employee Relationship Management, or Siebel ERM, is a suite of applications that enables organizations to improve the alignment of each employee's objectives with strategic corporate goals. Siebel ERM accelerates, centralizes and simplifies employee access to critical information, training and best practices. Siebel ERM includes Siebel Assignment Manager, Siebel Calendar, Siebel Company Events, Siebel Content Management, Siebel Encyclopedia, Siebel Portal Platform, Siebel Replication Manager, Siebel Search and Siebel Workflow.

Siebel ERM options, as of December 31, 2001, include Siebel Advanced Search, Siebel Customer Content, Siebel Distance Learning, Siebel eTraining, Siebel Incentive Compensation, Siebel Performance Management, Siebel Quality Management, Siebel Reports Server, Siebel Sync, Siebel Teams, and Siebel Time and Expense Reporting.

Siebel eBusiness Applications, MidMarket Edition

Siebel eBusiness Applications, MidMarket Edition is a family of multichannel sales, marketing and customer service applications. Siebel eBusiness Applications, MidMarket Edition helps small and medium-size companies create a single source of customer information that makes it easier to sell to, market to and service customers across multiple channels, including the Web, call centers, field sales and reseller networks. Designed for fast deployment, Siebel eBusiness Applications, MidMarket Edition helps small and medium-size companies increase their productivity.

General Product Options

General product options are typically available on any of the Siebel eBusiness base applications and as of December 31, 2001, include:

  Siebel Reports Server: The Siebel Reports Server allows users to schedule, run and distribute reports using an easy-to-use and intuitive user interface. Reports can be run in both batch and interactive modes.

  Siebel Time and Expense Reporting: Siebel Time and Expense Reporting helps consultants, project managers, field service and call center representatives, and other employees capture, report and manage all of their billable time and expenses on the projects, accounts or opportunities in which they work.

  Siebel Orders: Siebel Orders (formerly named Siebel eOrder) provides order entry and return material authorization capabilities that are integrated into other critical Siebel operations such as quote generation, campaigns and service request management.

  Siebel eSmartScript: Siebel eSmartScript provides partner sales and service agents with diagnostic and troubleshooting instructions through a series of questions that dynamically change based on the answers to previous questions.

  Siebel Remote Client: Siebel Remote Client enables mobile computing by providing a complete bi-directional exchange of information between laptops and corporate servers.

  Siebel Anywhere: Siebel Anywhere distributes and installs upgrade kits for Siebel mobile clients.

  Siebel Data Quality Matching: Siebel Data Quality Matching enables customers to identify duplicate account, contact and prospect records by comparing account and contact names, postal addresses, email addresses and other fields that customers can define for themselves.

  Siebel Advanced Search: Siebel Advanced Search enhances the base Siebel Search capabilities by locating documents using term proximity, word stemming, advanced thesaurus, term inflection, and other advanced searching features.

  Siebel Connector for Firstlogic Libraries: The Siebel Connector for Firstlogic Libraries offers out-of-the-box connectivity to the data matching and cleansing software of Firstlogic.

  Siebel Dun & Bradstreet Integration Solution: The Siebel Dun & Bradstreet Integration Solution enables customers to access Dun & Bradstreet's marketing data, which covers more than 31 million organizations around the world, and business and credit reports from within Siebel eBusiness Applications.

  Siebel eBriefings: Siebel eBriefings is a knowledge management solution that enables employees and partners to more effectively acquire and retain customers by providing them with information that is customized to their needs.

  Siebel Sync: Siebel Sync allows users to export contacts and accounts from Siebel eBusiness base applications to various software and hardware applications, including Outlook, Notes, Palm and GroupWise, and allows for synchronization of these applications with the Calendars and Activities modules in Siebel eBusiness Applications.

Product Development Expense

Since we introduced the first versions of our products, we have released a number of product enhancements in the six subsequent major releases. Our competitive position has developed to a large extent because of our emphasis on research and development. To continue our focus on improving our products and enhancing customer satisfaction, during 2001 we significantly increased our investment in product development. In the fourth quarter of 2001, we released Siebel 7, which we believe resets the standard for technology leadership in eBusiness applications. During 1999, 2000 and 2001, we invested approximately $81.1 million, $145.5 million, and $198.6 million, respectively, in additional product development. We currently expect that most of our development of new products and enhancements to existing and future products will be developed internally or through acquisitions. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Please see "Risk Factors - We may not be able to protect our proprietary information" for further discussion of proprietary technology and intellectual property.

Our past development efforts have resulted in leading software applications for managing customer, partner and employee relationships. We believe that our current and future product development efforts will continue this history of leading software; however, we cannot assure you that existing and future development efforts will be completed within our anticipated schedules or that, if completed, the products will have the features or quality necessary to make them successful in the marketplace. We test all of our products prior to their general release and only release our products after the products have equaled or exceeded our high standards. Despite our vigorous testing, software products may contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. Please see "Risk Factors - Software errors or defects in our products could reduce revenues" for further discussion of risks associated with product development.

Professional Services

We provide implementation consulting and other technical services to software license customers through our worldwide Global Services Organization. Our Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. While our customers frequently rely on third-party systems integrators for a substantial portion of implementation and other global services, we perform some of these services in connection with the services provided by our global alliance partners to ensure that our customers receive the full array of services necessary to install, integrate, customize and deploy Siebel eBusiness Applications.

Customer Support and Training

We offer a comprehensive, multitiered, integrated family of global support programs designed to ensure successful implementation and customer satisfaction. These programs include maintenance, technical support, professional services and customer communications, as well as extensive educational offerings. Our educational offerings include technical training, end user training and advanced sales training.

Marketing and Sales

Our sales and service professionals are located in 33 countries, with 71 offices in the United States and 70 offices outside of the United States. Our ability to achieve revenue growth will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large scale deployments anticipated by our customers will require a number of highly trained global services personnel.

Our marketing and sales strategy is composed of the following key elements:

Target Customers in a Broad Range of Industries and the Public Sector

Our customer base consists of a significant number of organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Siebel eBusiness Applications' Web architecture supports the complex needs of the largest global organizations. We intend to leverage our experience and continue to target sales and marketing activities through our direct sales force and partners to expand worldwide market acceptance of Siebel eBusiness Applications.

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

We intend to continue investing substantial resources in technological research and developments, such as:

Proven, Component-Based Architecture: The Siebel eBusiness architecture includes Siebel Remote, one of the industry's most scalable data synchronization technologies for mobile clients and server-to-server replication; Siebel Workflow Manager, which allows organizations to visually model business processes and apply workflow automation rules across all channels of distribution; Siebel Tools, a visual development toolset that allows organizations to customize their user interface, business rules and data; and Siebel eBusiness Application Integration, which provides pre-built integration with leading middleware products and industry-specific back office products.

Support for Multiple Computing Platforms: To enable immediate access to key customer information, Siebel eBusiness Applications can operate on multiple computing platforms used by organizations, including mobile clients, connected clients, thin clients, wireless clients and handheld clients.

Smart Web Architecture: The Siebel eBusiness Applications product architecture is entirely Web-based and designed for high interactivity, performance and scalability. Siebel eBusiness Applications are capable of operating within a standard Web browser as thin clients, with no Siebel software installed on the client-computing device. This technology contributes to a dramatic reduction of the costs of deploying Siebel eBusiness Applications by nearly eliminating client software distribution costs.

Application Network: Siebel 7 is built from the ground up to operate in a heterogeneous environment and reduce the total cost of ownership by supporting integration via an "application network." An application network allows corporations to weave their information systems investments together using an "information bus," which acts as the backbone for inter- and intra-enterprise data synchronization and business process execution. As a result, corporations can support customer-centric, end-to-end business processes that span multiple systems of record and business logic. Siebel 7 acts as a "good citizen" in an application network, giving organizations maximum latitude in configuring best-of-class solutions. Siebel 7 has received broad support from more than 100 third-party software providers who have announced their intent to certify their solutions on Siebel 7.

Full Life Cycle Management: Siebel eBusiness Applications' technology makes it easier for organizations to manage the full application deployment life cycle. Automatic Siebel application upgrades and remote software distribution contribute to a dramatic reduction of the costs associated with deploying software and help to ensure the success of the deployment.

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

Global Market Support: We designed and built Siebel eBusiness Applications to support global deployments, including most major European and Asian languages. Siebel eBusiness Applications support single and double byte characters, multiple currencies, automatic currency conversions including the EMU standards for supporting the euro and real-time interfaces to accept new exchange rates from leading online services.

Siebel eBusiness Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security and business processes across both centralized and decentralized deployment locations.

Siebel's global strategic partners and strategic partners as of December 31, 2001, include the following industry leaders:

System Integrator
Accenture
American Management Systems, Inc.
Cap Gemini Ernst & Young
Deloitte Consulting
IBM Corporation
KPMG Consulting
PricewaterhouseCoopers
Siemens Business Services GmbH & Co.
SYNAVANT, Inc.
Unisys Corporation

Platform Compaq Computer Corporation Fujitsu Siemens Computers B.V. IBM Corporation Microsoft Corporation Nokia Corporation Palm, Inc. Sprint PCS Group Sun Microsystems, Inc.
Software and Content Acxiom Corporation Alcatel SA AT & T Wireless Services, Inc. Avaya, Inc. BMC Software, Inc. Cisco Systems, Inc. Convergys Corporation D & B, Inc. Experian Hummingbird Ltd.	Hyperion Solutions Corporation IBM Corporation Jacada, Inc. Parametric Technology Corp. Portal Software, Inc. Quest Software, Inc. SPSS, Inc. Vitria Technology, Inc. webMethods, Inc.

Support Successful Customer Implementations

Our success depends on our customers' successful implementations of Siebel eBusiness Applications. As a result, we actively support the customer's deployment efforts by providing Internet and telephone technical support and comprehensive instructor-led training and by assigning an account management team to each customer that consists of a sales representative, a technical account manager and an executive sponsor.

Expand Global Sales Capabilities

We currently have offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States and have introduced localized versions of Siebel eBusiness Applications for major European and Asian markets. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets and by continuing to develop our channel partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

During each of 1999, 2000 and 2001, no individual customer accounted for more than 10% of our revenues. International license revenues for 1999, 2000 and 2001 were $157.7 million, $447.9 million and $479.3 million, respectively. This represented 31%, 40% and 45% of total license revenues in 1999, 2000 and 2001, respectively. Total international revenues for 1999, 2000 and 2001 were $207.5 million, $633.0 million and $825.4 million, respectively. This represented 26%, 35% and 40% of total revenues in 1999, 2000 and 2001, respectively. Please refer to Note 9 to the accompanying consolidated financial statements for further discussion of our geographic operations.

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Please see "Risk Factors - Our international operations involve unique risks" for further discussion of risks related to foreign operations.

Competition

Our products target the eBusiness systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Our products are targeted at the emerging market for customer, partner and employee relationship information systems. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as other application software providers that offer a variety of products and services designed to address this market. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise. We may not be able to compete successfully against such internal development efforts. We believe that the market for global eBusiness information systems has historically not been well served by the application software industry. We have been able to capitalize on this inability and, as a result, we believe we have become the leading provider of eBusiness applications that manage customer, partner and employee relationships. Please see "Risk Factors - To be successful, we must effectively compete in the eBusiness systems market."

Internal Development

Many of our customers and potential customers have in the past attempted to develop sales, marketing, customer service and employee relationship information systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The competitive factors in this area require that we produce a product that conforms to the customer's information technology standards, scales to meet the needs of large enterprises, operates globally and costs less than the result of an internal development effort. We cannot assure you that we will be able to compete effectively against such internal development efforts.

Custom System Integration Projects

We also face competition from systems integrators engaged to build a custom development application. The introduction of a systems integrator typically increases the likelihood of success for the customer. To successfully compete in this area, we must demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

We frequently rely on systems consulting and systems integration firms for a substantial portion of implementation and other global services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us in the future or may otherwise reduce or discontinue their relationships with or support of us and our products.

Other Competitors

A large number of personal, departmental and other products exist in the eBusiness applications market. Companies such as Amdocs Limited; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; ONYX Software Corporation; Oracle Corporation; PeopleSoft, Inc.; Pivotal Corporation; Salesforce.com, Inc.; and SAP AG are among the many firms in this market segment. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. We believe that we compete favorably in this marketplace based on the following competitive advantages: a breadth and depth of functionality, a modern and enduring Web-based product architecture, tailored industry-specific design, an ability to manage all customer interactions support across multiple channels, configurable business objects, support for the global enterprise, scalability allowing support for large user communities and strategic alignments with industry leaders. In general, we have priced our products at or above those of our competitors, and we believe this pricing is justified by the scope of functionality delivered and the performance characteristics afforded by our products.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) consolidation in the software industry; and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

Employees

As of December 31, 2001, we had a total of 7,403 employees, of which 2,464 were engaged in sales and marketing; 1,275 were engaged in product development; 2,946 were engaged in global services; and 718 were engaged in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot assure you that we can retain our key technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

Our principal administration, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to leases that expire between December 2004 and December 2015, and Emeryville, California, pursuant to a lease that expires in March 2013. We currently also occupy a number of domestic and international sales and support offices pursuant to leases that expire between 2002 and 2022.

We believe that our current facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 4 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years. All amounts give retroactive effect to the Company's stock split, which was effective September 8, 2000.

                                                      High      Low
                                                     -------  -------
Quarter Ended March 31, 2000....................... $ 87.56  $ 32.75
Quarter Ended June 30, 2000........................   85.13    37.69
Quarter Ended September 30, 2000...................  118.44    66.00
Quarter Ended December 31, 2000....................  119.88    55.75
Quarter Ended March 31, 2001.......................   84.50    24.14
Quarter Ended June 30, 2001........................   55.90    22.95
Quarter Ended September 30, 2001...................   50.91    12.32
Quarter Ended December 31, 2001....................   31.06    12.24

As of December 31, 2001, we had approximately 1,610 holders of record of our common stock. Our policy has been to reinvest earnings to fund future growth and, accordingly, we have never paid any cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future. The last reported sale price of our common stock on March 14, 2002, was $33.91 per share.

(b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (No. 333-12061), relating to the initial public offering of our Common Stock, was June 27, 1996. We have applied all of the proceeds generated by our initial public offering to our operations.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2001, and as of December 31, 2000 and 2001, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 1997, 1998 and 1999, and the years ended December 31, 1997 and 1998, is derived from consolidated financial statements that have not been included in this annual report.

For each of the periods presented our financial data has been restated to reflect the acquisitions of Scopus Technology, Inc. in 1998; OnTarget, Inc. in 1999; and OpenSite Technologies, Inc., OnLink Technologies, Inc. and Janna Systems Inc. in 2000; all of which have been accounted for as poolings-of-interests.

                                                             Year Ended December 31,
                                           -----------------------------------------------------------
                                             1997        1998         1999         2000         2001
                                           ---------   ---------    ---------   ----------   ----------
                                                (in thousands, except per share data and employees)
Operating Data:
   Total revenues.......................  $ 226,221   $ 417,861    $  813,461   $1,795,384   $2,048,401
   Operating income.....................  $   8,394   $  64,469    $  161,187   $  322,535   $  357,882
   Net income...........................  $     560   $  42,290    $  110,025   $  221,899   $  254,575
   Net income available to
    common stockholders(1)..............  $     560   $  41,926    $   56,861   $  123,144   $  254,575
   Diluted net income per common share..  $    0.00   $    0.10    $     0.12   $     0.24   $     0.49
   Basic net income per common share....  $    0.00   $    0.11    $     0.15   $     0.29   $     0.56
   Total assets.........................  $ 275,592   $ 464,063    $1,275,601   $2,161,741   $2,744,844
   Convertible subordinated debentures..  $      --   $      --    $  300,000   $  300,000   $  300,000
   Mandatorily redeemable convertible
    preferred stock.....................  $      --   $   4,818    $   80,459   $       --   $       --
   Total stockholders' equity...........  $ 213,532   $ 299,068    $  644,670   $1,279,946   $1,836,102
   Employees............................      1,030       1,655         3,604        7,389        7,403

(1) Net income has been reduced by the accretion of OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each of the years ended December 31, 1998, 1999 and 2000, the only periods in the above table in which the mandatorily redeemable convertible preferred stock was outstanding. The amount of accretion for a statement of operations period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with our acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock. Accordingly, we stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of the Company's Operations

Siebel is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enable an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and service its customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. Our partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, our customers achieve high levels of satisfaction from these constituencies and continue to be competitive in their markets.

Siebel recognizes that each industry has different business processes, competitive challenges and information systems requirements, which cannot be addressed with a "one size fits all" eBusiness approach. Accordingly, Siebel eBusiness Applications are available in 20 industry applications designed for specific segments within multiple industries, including financial services, communications, travel and transportation, energy, the consumer sector, life sciences, the industrial sector and the public sector. Providing best-of-class eBusiness functionality, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customers' unique needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers and integrate their systems with those of their partners, suppliers and customers, regardless of location.

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the above family of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from a perpetual license of these software products and the related professional services and customer support (maintenance) services. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services (i.e., training, implementation services, etc.). First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis thereafter. The Company's Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to the Company's customers and implementation partners. The Company's Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of the Company's professional service arrangements are on a time and materials basis. Payment terms for the above arrangements are negotiated with the Company's customers and determined based on a variety of factors, including the customer's credit standing and the Company's history with the customer.

Overview of 2001 Results

The Company believes that its financial performance in 2001 was strong, especially in light of the then-current economic conditions, having improved many of its key operating metrics and strengthened its financial position compared to 2000. The Company solidified its ongoing technological leadership through increased investment in product development and the release of Siebel 7 in the fourth quarter of 2001. From a financial perspective, the Company continued its history of revenue growth and cash positive, profitable operation. As discussed further below, the Company was able to achieve strong financial results during challenging economic times by identifying the impending weakness in the overall economy early in the year and taking quick, decisive action. As a result of management's actions in 2001, the Company enters 2002 in a strong financial and product position.

During 2001 the Company faced significant challenges to its continued growth of revenues and net income, most significantly from the progressive weakening of the global economy, particularly that of the United States, throughout the year. Specifically, according to industry reports, estimated worldwide spending on information technology remained flat in 2001, compared to 16% growth in 2000. Economic conditions deteriorated further following the terrorist attacks on the United States late in the third quarter of 2001 and subsequent hostilities involving the United States. The Company's revenue growth and profitability depends on overall global economic and business conditions, particularly in markets where the Company offers industry-specific versions of its products. The majority of the Company's revenues are from major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries. As a result, the Company's business depends on the economic and business conditions of these industries.

In early 2001, through the use of the Company's software, management determined that the Company's customers and potential customers were reducing their capital expenditure budgets and thus delaying, reducing or canceling information technology investments. When management identified the slowdown in the economy midway through the first quarter of 2001, the Company set four broad objectives, which guided management's decisions during 2001: (i) operate a cash positive, profitable business; (ii) maintain and increase customer satisfaction levels; (iii) maintain and increase the Company's market share in the various product categories in which it operates; and (iv) maintain the Company's technology leadership in the customer relationship management market, including releasing the Company's latest version of its products, Siebel 7.

With these broad objectives as a guide, the Company revised its revenue forecast and adjusted the Company's operating structure to match its revised revenue projections. Throughout the year, the Company updated its revenue forecast using its software and then adjusted its planned operating expenses to maintain a cash positive, profitable business. Some of the actions the Company took were as follows:

  The Company assessed the revenue pipeline by industry and determined that certain industries, such as high technology, financial services and telecommunications, were beginning to delay, reduce or cancel information technology investments. As a result of this analysis, the Company was able to focus its efforts on the transactions within these industries with the highest probability of success and identify other industries, such as the pharmaceutical industry, which were showing signs of strengthening. As a result, the Company was able to limit the decrease in software license revenues to 4% compared to 2000.

  The Company continued to grow its professional services, maintenance and other revenues over the prior years by: (i) increasing the number of new customers receiving maintenance; and (ii) ensuring that the Company maintained high renewal rates of maintenance agreements from existing customers. The Company's professional services revenues were impacted by the downturn in the economy to a lesser extent than software license revenues, as these services generally lag software license revenues by three to six months.

  The Company implemented cost controls by making virtually all costs variable with revenue, with the exception of depreciation, amortization and facilities expenditures. Specifically, management reduced advertising expenditures, reduced chief executive officer compensation to zero, decreased senior executive compensation by 20%, reduced or eliminated incentive compensation, deferred merit compensation increases, and reduced other discretionary expenditures, such as travel and recruiting.

  The Company reduced headcount and closed offices in certain geographic regions that were not producing adequate revenues per employee. However, as compared to historical levels the Company retained a higher ratio of employees to revenues, resulting in lower revenue per employee. The Company allowed revenue per employee to decrease in order to: (i) maintain its technological leadership through continued investment in product development, resulting in the release of Siebel 7 in the fourth quarter; and (ii) prepare for a return to positive software license growth in 2002.

  The Company enhanced its cost controls by requiring competitive bids, where appropriate, and by requiring chief executive officer approval for all significant purchases and all hiring.

As a result of these actions, the Company was able to operate a cash positive, profitable business in challenging economic times; maintain the Company's customer satisfaction levels; maintain or increase the Company's market share in the various product categories in which it operates; and continue its technology leadership in the customer relationship management market. In addition, the Company achieved the following financial results:

  Total revenues increased by 14% from $1,795.4 million in 2000 to $2,048.4 million in 2001. Professional services, maintenance and other revenue increased by 44% from $680.6 million in 2000 to $982.8 million in 2001, and software license revenue decreased by 4% from $1,114.8 million in 2000 to $1,065.6 million in 2001.

  Quarterly operating expenses decreased during 2001 by 20%, from $481.3 million in the first quarter to $386.8 million in the fourth quarter.

  Operating margins were approximately 18% during 2001 and operating income remained comparable to levels in 2000, with operating income, excluding merger-related expenses, of $359.0 million in 2000 compared to operating income of $357.9 million in 2001.

  Net income increased by 15%, from $221.9 million in 2000 to $254.6 million in 2001.

  Cash and short-term investments increased by $504.1 million, or 44%, from $1,152.6 million as of December 31, 2000, to $1,656.7 million as of December 31, 2001, representing approximately 53% and 61% of total assets, respectively. Since December 31, 1999, the Company has increased cash and short-term investments by $971.5 million, primarily through operations.

  Cash flows from operations increased by 35%, from $438.6 million in 2000 to $593.0 million in 2001.

  Days sales outstanding decreased from 81 days as of December 31, 2000, to 72 days as of December 31, 2001.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 19%, from $202.5 million as of December 31, 2000, to $241.0 million as of December 31, 2001.

As a result of current economic uncertainties and concerns regarding the accounting practices of publicly traded companies, the Company believes that three specific factors will become important measures of a company's overall performance and value: (i) positive cash flows from operations; (ii) positive earnings that are reported in accordance with both the form and the intent of generally accepted accounting principles; and (iii) a strong balance sheet. Since shipment of its first product in the fourth quarter of 1994, the Company's operations have produced positive cash flows and earnings, both of which have increased in each of the last five years. The Company believes that its financial position is strong, with total assets of $2,744.8 million, cash and short-term investments of $1,656.7 million, working capital of $1,581.4 million, and deferred revenue of $241.0 million. The Company's capital structure of $2,136.1 million is simple and transparent, comprised of convertible debt of $300.0 million and stockholders' equity of $1,836.1 million.

The Company believes that the application of accounting standards are as important as the reported financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The Company utilizes its internal audit department to help ensure that it follows these accounting policies and maintains its internal controls. The Company reviews its annual and quarterly results, along with key accounting policies, with its audit committee prior to the release of financial results. In order to ensure that the Company provides a clear view of its financial performance, the Company has avoided some of the accounting practices currently in question, such as disclosing operating results on a "pro forma" basis that excludes amortization of intangibles and/or stock-based compensation. In addition, the Company has not entered into any significant transactions with related parties. The Company does not use off-balance-sheet arrangements with unconsolidated related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements.

Use of Estimates and Critical Accounting Policies

The accompanying discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management's estimates.

In addition to these estimates and assumptions that are utilized in preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's proprietary software allows the Company to track its potential revenues with a high degree of visibility and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such transaction. The Company aggregates these estimates periodically in order to generate a sales pipeline and then evaluates the pipeline at various times to look for trends in the Company's business. This pipeline analysis and the related estimates of revenue may not consistently correlate to revenues in a particular reporting period as the estimates and assumptions made by management were made using the best available data at the time, but that data is subject to change. Specifically, the slowdown in the global economy, along with the recent terrorist attacks, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget improperly and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's license revenue contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely affect the Company's business, financial condition or results of operations.

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, the provision for doubtful accounts, other-than-temporary declines in the market value of investments, impairments of long-lived assets and the provision for income taxes. These policies, and the Company's procedures related to these policies, are described in detail below and under specific areas within the discussion and analysis of the Company's financial condition and results of operations. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of the Company's accounting policies.

The Company's software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer's use of the Company's products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis.

The Company recognizes software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement based on the ultimate renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

A customer typically prepays maintenance for the first 12 months and the related revenue is deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of the Company's products and training revenues. The Company's software is ready to use by the customer upon receipt. While many of the Company's customers may choose to alter the software to fit their individual needs, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional service arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to six-month period subsequent to licensing of the Company's software.

For substantially all of the Company's software arrangements, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

  Evidence of an arrangement: The Company considers a non-cancelable agreement signed by the Company and the customer to be evidence of an arrangement.

  Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. The Company's typical end user license agreement does not include customer acceptance provisions.

  Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

  Collection is deemed probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

Please see Note 1 to the accompanying financial statements under "Revenue Recognition" for a detailed description of the Company's revenue recognition policies.

Results of Operations

The following table sets forth the consolidated statement of operations data for each of the years in the three-year period ended December 31, 2001, expressed as a percentage of total revenues:

                                                   Year Ended December 31,
                                                  -------------------------
                                                   1999     2000     2001
                                                  -------  -------  -------
Revenues:
    Software....................................    62.8%   62.1%   52.0%
    Professional services, maintenance and other    37.2     37.9     48.0
                                                  -------  -------  -------
        Total revenues..........................   100.0    100.0    100.0
                                                  -------  -------  -------
Cost of revenues:
    Software....................................     1.0      1.0      0.5
    Professional services, maintenance and other    21.9     23.7     27.9
                                                  -------  -------  -------
        Total cost of revenues..................    22.9     24.7     28.4
                                                  -------  -------  -------
        Gross margin............................    77.1     75.3     71.6
                                                  -------  -------  -------
Operating expenses:
    Product development.........................    10.0      8.1      9.7
    Sales and marketing.........................    38.2     38.4     35.8
    General and administrative..................     9.1      8.8      8.6
    Merger-related expenses.....................      --      2.0       --
                                                  -------  -------  -------
        Total operating expenses................    57.3     57.3     54.1
                                                  -------  -------  -------
        Operating income........................    19.8     18.0     17.5
Other income, net...............................     1.8      3.4      2.2
                                                  -------  -------  -------
        Income before income taxes..............    21.6     21.4     19.7
Income taxes....................................     8.1      9.1      7.3
                                                  -------  -------  -------
        Net income..............................    13.5%   12.3%   12.4%
                                                  =======  =======  =======

For Each of the Years Ended December 31, 1999, 2000 and 2001

Revenues

Software. License revenues increased by 118% from $510.9 million for the year ended December 31, 1999, to $1,114.8 million for the year ended December 31, 2000, and decreased by 4% to $1,065.6 million for the year ended December 31, 2001. The increase in software license revenues from 1999 to 2000 was primarily due to an increase in the number of licenses of Siebel applications sold to new and existing customers, along with licenses of new modules, released with the latest version of Siebel applications, to existing users of Siebel base applications. The decrease in software license revenues from 2000 to 2001 was primarily due to the progressive weakening of the global economy throughout 2001. This caused many of the Company's customers, especially in industries such as high technology, telecommunications and financial services, to reduce their capital expenditure budgets, which in turn led to the Company's customers delaying their purchasing decisions. Despite the weaker economic conditions during 2001, the Company's customers have continued to express a strong interest in the Company's products, thus limiting the decrease in software license revenues.

Software license revenues as a percentage of total revenues were 63% in 1999 and 62% in 2000 as compared to 52% in 2001. Software license revenues as a percentage of total revenues decreased from the percentages in 1999 and 2000 primarily due to the growth of the Company's professional services business to meet the demand for the implementation of the Company's products and the decrease in the Company's software license revenues as described above. The Company's customers have continued to express a strong interest in its products; therefore, the Company anticipates that the Company's software license revenues will return to positive growth in the second half of 2002. Accordingly, the Company currently believes that software license revenues, both in terms of absolute dollars and as a percentage of total revenues, will increase from the levels achieved in 2001.

The Company markets its products in the United States through its direct sales force and internationally through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 31%, 40% and 45% of license revenues in 1999, 2000 and 2001, respectively. The Company expects international software license revenues will continue to account for a significant portion of total software license revenues in the future.

Professional Services, Maintenance and Other. Professional services are typically provided over a period of three to six months subsequent to a software license arrangement. Professional services, maintenance and other revenues increased from $302.6 million and $680.6 million for the years ended December 31, 1999 and 2000, respectively, to $982.8 million for the year ended December 31, 2001. As a percentage of total revenues, professional services, maintenance and other revenues were 37% in 1999 and 38% in 2000 as compared to 48% in 2001. The increases in the absolute dollar amount of revenues in each of the years were primarily due to growth in the Company's installed base of customers receiving maintenance and the growth of the Company's consulting and training services. The increase in professional services, maintenance and other revenues as a percentage of total revenues was due to the growth in the Company's consulting and training services, the growth in the number of customers receiving maintenance and the decrease in the Company's software license revenues.

The continued growth of the Company's professional services revenues depends in large part on the growth of the Company's software license revenues, while the growth of the Company's maintenance revenues depends on the growth of the Company's software license revenues coupled with the renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues increased by 44% over 2000 due to the significant growth in software license revenues in 2000 and early 2001 and the continued high renewal rate by the Company's customers of their maintenance agreements. Professional services and other revenues declined sequentially each quarter in the second half of 2001 due to sequential declines in software license revenues in each of the first three quarters of 2001; however, maintenance revenues continued to increase as a result of the Company's expanding customer base. The Company expects that professional services, maintenance and other revenues will return to positive sequential growth by the second half of 2002 due to the return of the growth of software license revenue in the fourth quarter of 2001 and the anticipated stabilization of the global economy. The Company expects to manage this growth to ensure that the Company's professional services organization does not compete with its implementation partners. Accordingly, the Company expects that 2002 professional services, maintenance and other revenues, in terms of absolute dollars, will remain comparable to the levels obtained during 2001. With the expected growth of the Company's software license revenues in 2002, the Company expects professional services, maintenance and other revenues as a percentage of total revenues to decrease from the levels of 2001.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties, product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $8.2 million, $17.3 million and $9.9 million in 1999, 2000 and 2001, respectively. As a percentage of software license revenues, cost of software license revenues decreased from 2% in the years ended December 31, 1999 and 2000, to 1% for the year ended December 31, 2001. Cost of software license revenues decreased in absolute dollars and as a percentage of software license revenue primarily due to a shift from products subject to third-party software royalties and the Company renegotiating more favorable terms for certain third-party royalty agreements. These costs as a percentage of software license revenues are expected to increase from the percentage in 2001 due to increases in amortization of acquired technology obtained in the acquisition of nQuire Software, Inc., as discussed in Note 11 to the accompanying consolidated financial statements.

Professional Services, Maintenance and Other.Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues increased from $178.1 million and $426.5 million for the years ended December 31, 1999 and 2000, respectively, to $570.9 million for the year ended December 31, 2001. As a percentage of professional services, maintenance and other revenues, these costs were 59% in 1999 and 63% in 2000 as compared to 58% in 2001. The increase in the absolute dollar amount reflects increased costs from the Company's expansion of its Global Services Organization in order to meet the demand for the Company's consulting and training services. The increase as a percentage of professional services, maintenance and other revenues from 1999 to 2000 reflects an increase in the proportion of this revenue derived from implementation services that are at lower margins versus maintenance services, which are at higher margins. The decrease as a percentage of professional services, maintenance and other revenues from 2000 to 2001 reflects: (i) the continued growth of the Company's higher-margin maintenance revenues; (ii) a higher utilization of the Company's global services personnel; (iii) a reduction in the use of third-party contractors; and (iv) an acceleration of the Company's cost control initiatives initiated in early 2001, including reductions of headcount in geographic regions with low personnel utilization, along with reductions of discretionary expenditures, including incentive compensation. The Company expects that professional services, maintenance and other costs, in terms of both absolute dollars and as a percentage of professional services, maintenance and other revenues, will remain comparable to or increase from the levels obtained in 2001.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expenses increased from $81.1 million and $145.5 million for the years ended December 31, 1999 and 2000, respectively, to $198.6 million for the year ended December 31, 2001, and as a percentage of total revenues, product development expense was 10%, 8% and 10% in 1999, 2000 and 2001, respectively.

The increase in product development expense was primarily attributable to costs of additional personnel in the Company's product development operations, including additional personnel to support the development and testing of the Company's latest software release, Siebel 7. Due in part to efficiencies achieved related to the Company's acquisitions (see Notes 10 and 11 to the consolidated financial statements) and the significant growth of the Company's total revenues in 2000, product development expenses as a percentage of total revenues decreased in 2000 from the levels in 1999. Product development as a percentage of total revenues increased during 2001 from 2000 as a result of the Company's increased investment in new product development. The Company anticipates that it will continue to devote substantial resources to product development as it develops new products, new versions of its existing products and additional modules for its existing products. Accordingly, the Company expects product development expenses to continue to increase in absolute dollar amount, but remain comparable to the percentage of total revenues obtained in 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, and promotional and advertising expenses. Sales and marketing expenses increased from $311.3 million and $688.6 million for the years ended December 31, 1999 and 2000, respectively, to $734.9 million for the year ended December 31, 2001, and as a percentage of total revenues, sales and marketing expenses were 38% in both 1999 and 2000 as compared to 36% in 2001. The increases in the absolute dollar amount of sales and marketing expenses reflect the hiring of additional sales and marketing personnel and costs associated with expanded promotional activities, primarily in the first half of 2001, partially offset by the Company's cost control initiatives and operating efficiencies obtained from integrating OpenSite, OnLink and Janna with the Company.

In response to the weakening global economy, the Company reduced its expenditures during 2001, thus limiting the increase in sales and marketing expense and resulting in a decrease in sales and marketing expense as a percentage of total revenues. These cost controls included: (i) decreased or eliminated incentive compensation and reduced executive compensation; (ii) deferral of merit compensation increases; (iii) reduced advertising, travel and other discretionary expenditures; (iv) reduced headcount in the second half of 2001; and (v) operating efficiencies obtained from combining the operations of OpenSite, OnLink and Janna with the Company. While the Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives, the Company expects that sales and marketing expenses, in terms of absolute dollars and as a percentage of total revenues, will increase in 2002 compared to 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. In addition, general and administrative expenses also include amortization of goodwill and intangibles, along with bad debt expense. General and administrative expenses increased from $73.6 million and $158.5 million for the years ended December 31, 1999 and 2000, respectively, to $176.2 million for the year ended December 31, 2001, and as a percentage of total revenues were 9% in each of the years in the three-year period ended December 31, 2001. The increases in the absolute dollar amount of general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased size of its operations, partially offset by management's cost control initiatives and reductions in incentive compensation and the provision for doubtful accounts.

For each of the years in the three-year period ended December 31, 2001, the Company's provision for doubtful accounts in the accompanying consolidated financial statements has ranged between approximately 1% and 2% of total revenues. The Company initially records its provision for doubtful accounts based on its historical experience of write-offs and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, the Company's historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

As more fully described below under "Recent Accounting Standards," new accounting pronouncements were issued in July 2001 that eliminate the requirement that the Company amortize its goodwill as of January 1, 2002. However, identifiable intangible assets will continue to be amortized. The Company expects that the elimination of goodwill amortization will result in a reduction in general and administrative expense of approximately $20.0 million during 2002 compared to 2001. However, this decrease will be partially offset by increases of other general and administrative expenses as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations. As a result of the elimination of the requirement to amortize goodwill, the Company currently anticipates that general and administrative expenses, in terms of absolute dollars and as a percentage of total revenues, will decrease from the levels experienced in 2001.

Merger-Related Expenses. The Company did not incur any significant merger-related costs during 1999 or 2001. During 2000, the Company expensed an aggregate of $36.5 million of direct merger-related expenses, of which $10.0 million related to OpenSite, $9.0 million related to OnLink and $17.5 million related to Janna. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2001, the Company had $0.6 million of merger-related costs remaining to be paid and has reflected the remaining liability in accrued liabilities. The remaining liabilities consist primarily of legal and lease termination fees. The Company expects to settle the remaining liabilities in 2002.

In addition to reviewing assets obtained through acquisition for impairment, the Company evaluates all of its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Operating Income and Operating Margin

Operating income increased from $161.2 million for the year ended December 31, 1999, and $322.5 million for the year ended December 31, 2000, to $357.9 million for the year ended December 31, 2001, and operating margin was 20% in 1999 as compared to 18% in both 2000 and 2001. Excluding merger-related expenses, operating income was $161.2 million and $359.0 million for the years ended December 31, 1999 and 2000, respectively, compared to $357.9 million for the year ended December 31, 2001, and operating margin was 20% in both 1999 and 2000, as compared to 18% in 2001. Operating margins, excluding merger-related expenses, decreased in 2001 primarily due to: (i) the decrease in software license revenues on a year-over-year basis as a result of the weakening global economy and the recent terrorist attacks upon the United States; (ii) the increase as a percentage of total revenues of professional services, maintenance and other revenues, which are at lower margins than software license revenues; and (iii) the increase in the Company's investment in product development to support the release of Siebel 7. Management's cost control initiatives and efficiencies obtained from integrating OpenSite, OnLink and Janna partially offset these factors that contributed to the decline in operating margins.

Other Income, Net

For 1999, 2000 and 2001, other income, net was comprised of the following (in thousands):

                                                         1999       2000       2001
                                                      ---------  ---------  ---------

Interest income..................................... $  18,086  $  56,766  $  67,332
Interest expense....................................    (6,100)   (17,909)   (18,326)
Losses from equity method investee (Sales.com)......        --     (7,481)        --
Charitable contributions............................    (6,000)   (30,705)    (1,404)
Net gains on investments and
  marketable equity securities......................    12,343     60,901      3,399
Write-down of cost-method investments to fair value.        --         --     (3,073)
Other, net..........................................    (3,239)       303     (1,726)
                                                      ---------  ---------  ---------
                                                     $  15,090  $  61,875  $  46,202
                                                      =========  =========  =========

Interest income represents earnings on the Company's cash, cash equivalents and short-term investments and has continued to increase due to the increased balances of cash, cash equivalents and short-term investments, partially offset by a decline in interest rates. Interest expense for all periods presented primarily represents interest on the Company's $300.0 million of convertible subordinated debentures issued in September 1999. In December 1999, the Company sold a controlling interest in Sales.com and therefore accounted for this investment under the equity method during 2000. In January 2001, the Company reacquired the outstanding interest in Sales.com and, accordingly, the Company consolidated the activities of Sales.com subsequent to its acquisition.

Net gains on investments and marketable equity securities were primarily the result of gains from sales of the Company's short-term investments during 1999 and gains from sales of the Company's investment in USinternetworking, Inc. during 2000. During 2001, net gains on investments and marketable equity securities resulted primarily from sales of certain short-term investments, partially offset by a net write-down of $2.4 million of one of the Company's marketable equity securities to fair value, as the decline was determined to be other-than-temporary. During 2001 the Company also wrote down certain investments accounted for under the cost method to fair value as the decline in these investments was deemed to be other-than-temporary. Total other-than-temporary impairments were $5.5 million for the year ended December 31, 2001. There were no other-than-temporary impairments during the years ended December 31, 1999 and 2000.

The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. The Company records an investment impairment charge when it determines an investment has experienced a decline in value that is other-than-temporary. In order to make this determination, the Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Charitable contributions during 1999 were to various charitable organizations, while 2000 contributions were primarily comprised of the Company's contribution of a portion of the investment in USinternetworking, Inc. to various educational foundations. Charitable contributions during 2001 primarily relate to cash contributions made to charities assisting with the September 11, 2001 disaster relief efforts. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes

Income taxes totaled $66.3 million, $162.5 million and $149.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. Income taxes as a percentage of pretax income decreased from 38% and 42% in 1999 and 2000, respectively, to 37% in 2001. The Company's effective tax rate for 2000 was higher than the rates in 1999 and 2001 primarily due to non-deductible items related to acquisitions. The Company anticipates that its effective tax rate will continue to decrease as the Company anticipates deriving a higher percentage of its taxable income from more favorable tax jurisdictions in 2002. The Company currently expects its effective tax rate to be approximately 36% in 2002.

As of December 31, 2001, the Company's valuation allowance on its deferred tax assets pertains to certain tax credits and net operating loss carryforwards resulting from the exercise of certain employee stock options. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity rather than as a reduction of income tax expense. While the Company has considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for an additional valuation allowance on its remaining deferred tax assets, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Net Income and Net Income Available to Common Stockholders

The Company had net income of $110.0 million, $221.9 million and $254.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net income available to common stockholders was $56.9 million, $123.1 million and $254.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. Diluted net income available per common share was $0.12, $0.24 and $0.49 in 1999, 2000 and 2001, respectively. For the years ended December 31, 1999 and 2000, net income has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then-current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock. The amount of accretion for an income statement period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with the Company's acquisition of OpenSite, the mandatorily redeemable convertible preferred stock was converted into shares of OpenSite's common stock, pursuant to their existing terms, on a one-for-one basis. Accordingly, the Company ceased recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000.

Adoption of Accounting Standards

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was not a cumulative transition adjustment upon adoption. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value. The Company does not believe that the application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

On July 1, 2001, the Company adopted certain provisions of SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), as permitted. There was not a cumulative transition adjustment upon adoption of these provisions. As further described under "Recent Accounting Standards" in Note 1 to the accompanying consolidated financial statements, SFAS 141 and 142 prescribe new accounting guidance for business combinations and acquired intangible assets, including goodwill. SFAS 141 is effective for all purchase business combinations completed after June 30, 2001, and for all business combinations "initiated" after June 30, 2001, as defined. For goodwill and intangible assets acquired in business combinations completed after June 30, 2001, the Company follows the amortization and impairment provisions of SFAS 142.

Recent Accounting Standards

As described above, the Financial Accounting Standards Board ("FASB") issued SFAS 141 and SFAS 142 in July 2001 and the Company adopted all permitted provisions of these pronouncements as of July 1, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 as of January 1, 2002. In accordance with SFAS 142, the Company will perform an evaluation of the Company's identifiable intangible assets and goodwill as of January 1, 2002, to reassess the lives of identifiable intangible assets and to determine whether any of the Company's goodwill is impaired. If the Company determines that a portion of the goodwill is impaired as of the date of adoption, the impairment will be recorded as a "cumulative effect of a change in accounting principle" on January 1, 2002. Upon full adoption of SFAS 142, the Company will no longer amortize goodwill related to acquisitions completed prior to July 1, 2001, and, accordingly, the Company will not incur any future amortization expense related to goodwill. Goodwill will be subject to periodic tests for impairment in accordance with SFAS 142. Goodwill amortization expense totaled approximately $20.0 million during the year ended December 31, 2001.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2001, the FASB staff issued Topic No. D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), which is effective for fiscal years beginning after December 15, 2001. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company currently records rebilled out-of-pocket expenses as an offset to the related expense and, accordingly, effective January 1, 2002, the Company will change its presentation to reflect rebilled expenses as revenue and conform the presentation for prior periods. This change will have no effect on operating income or net income for any period presented.

Liquidity and Capital Resources

The Company derives its liquidity and capital resources primarily from the Company's cash flows from operations and from working capital, which was $1,581.4 million as of December 31, 2001. The Company's cash, cash equivalents and short-term investments increased from $1,152.6 million as of December 31, 2000, to $1,656.7 million as of December 31, 2001, representing approximately 53% and 61% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 81 days as of December 31, 2000, compared with 72 days as of December 31, 2001. The Company's liquidity could be negatively impacted by a decrease in demand for the Company's products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company's customers as a result of a downturn in the global economy, among other factors. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, the Company's liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of December 31, 2001, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating leases and the Company's convertible subordinated debentures. The Company leases facilities under non-cancelable operating leases expiring between 2002 and 2022. Future minimum lease payments under operating leases as of December 31, 2001, consisted of $110.9 million due within one year, $471.4 million due between one and five years and $1,315.1 million due after five years. In addition, as of December 31, 2001, the Company had $300.0 million of convertible subordinated debentures outstanding. These debentures mature on September 15, 2006; bear interest at a rate of 5.50%; and are convertible at the option of the holder into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002, and September 14, 2006. Any redemption made on or after September 15, 2006, will be at $300.0 million. The Company will pay accrued interest to the redemption date.

Cash provided by operating activities was $89.7 million, $438.6 million and $593.0 million for 1999, 2000 and 2001, respectively. The Company's cash provided from operations in each of the years in the three-year period ended December 31, 2001, was primarily derived from the Company's earnings prior to non-cash expenses such as depreciation, amortization and bad debt. Also contributing to cash flows from operations is the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense, and changes in the Company's working capital. The Company's cash provided by operating activities has continued to increase each year primarily as the result of the increases in revenues and operating income.

Cash used in investing activities was $90.5 million, $384.3 million and $699.4 million for 1999, 2000 and 2001, respectively. During each of the years in the three-year period ended December 31, 2001, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For 1999, 2000 and 2001, the Company reinvested its cash flows from operations into short-term investments in net amounts of $35.5 million, $197.8 million and $445.0 million, respectively, and had net purchases of property and equipment, including leasehold improvements, of $32.3 million, $162.2 million and $251.3 million, respectively. The Company's investing activities in each of the years in the three-year period ended December 31, 2001, also included purchases of non-operating assets and acquired businesses, partially offset by proceeds from the sale of marketable equity securities and changes in advances to an affiliate. These net expenditures were $22.8 million, $24.3 million and $3.1 million during 1999, 2000 and 2001, respectively.

During 2001, the Company increased its capital expenditures primarily as a result of: (i) expansion of the Company's infrastructure to support the development and testing of Siebel 7; (ii) purchases of tenant improvements and furniture and fixtures for leased space as certain facilities were converted from month-to-month leases of full-serviced office suites; and (iii) purchases of tenant improvements and furniture and fixtures for new leased facilities. This transition to leased space has involved build-out of tenant improvements, acquisition of furniture and fixtures and other capital costs, which were not incurred in connection with the use of fully serviced office suites. The Company may purchase land and buildings in the future to meet its facilities' needs.

Cash provided by financing activities was $396.5 million, $208.9 million and $157.4 million for 1999, 2000 and 2001, respectively. For 1999, 2000 and 2001, the Company's financing activities consisted primarily of net proceeds of $76.2 million, $189.2 million and $156.2 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During 1999, the Company also received net proceeds of $291.3 million from the issuance of the subordinated convertible debentures, offset by net repayments of debt of $2.1 million and subchapter S distributions by OnTarget of $2.1 million prior to its acquisition. The Company's remaining financing activities during 1999 and 2000 consisted of proceeds from the issuance of preferred stock by OpenSite and OnLink prior to their acquisition in the amounts of $33.1 million and $20.0 million, respectively.

While the Company believes that the anticipated cash flows from operations, along with cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for daily operations and capital expenditures for at least the next 12 months, the Company may elect to raise additional capital through a public offering in the future, depending upon market conditions.

Risk Factors

In addition to the risks discussed in "Business" or "Management's Discussion of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

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

  Domestic and international economic and business conditions;

  The discretionary nature of our customers' purchase and budget cycles;

  The size and complexity of our license transactions;

  The potential delays in recognizing revenue from license transactions;

  The timing of new product releases;

  Seasonal variations in operating results; and

  Variations in the fiscal or quarterly cycles of our customers.

Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to twenty-four months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition or results of operations could be materially and adversely affected.

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness applications software and services, particularly within the industries that we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The general weakening of the global economy and the weakening of the business conditions within the above industries has caused a decrease in our software license revenues in 2001. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the recent terrorist attacks upon the United States have led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of the Company's software license revenue and have an adverse effect on our business, financial condition or results of operations.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition or results of operations.

We need to successfully integrate acquisitions and manage growth.

Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions, investments, joint ventures and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of our growth strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, financial condition or results of operations.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, IBM Global Services, and PricewaterhouseCoopers, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as IBM Corporation; Compaq Computer Corporation; Microsoft Corporation; and Sun Microsystems, Inc., among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

Our current and potential customers may also rely on third-party systems integrators to develop, deploy or manage Siebel eBusiness Applications. If we do not adequately train a sufficient number of systems integrators, or if these integrators do not have, or do not devote, the resources necessary to implement our products, our business, financial condition or results of operations could be materially and adversely affected.

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

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

We operate in a competitive and rapidly changing market.

If the Web-based applications market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition could be materially and adversely affected. The market for Web-based applications software is relatively new, highly competitive and rapidly changing. We market our products only to customers who have migrated or are in the process of migrating their enterprise computing systems to Web-based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting Web-based computing environments.

Our customers may not successfully implement our products.

If existing customers have difficulty deploying Siebel eBusiness Applications or for any other reason are not satisfied with Siebel eBusiness Applications, our business, operating results and financial condition could be materially and adversely affected. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our products concurrently.

A limited number of products provide a substantial part of our license revenues.

A substantial majority of our license revenues are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center, Siebel Interactive Selling and related products. In addition, we offer industry-specific versions of these products. We expect that these products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. Our success depends in part on our ability to market and maintain the industry-specific versions of our products. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, financial condition or results of operations.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles.

The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale eBusiness software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future; however, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for an entire fiscal year will be less significant. For 2001, license revenues from our ten largest customers accounted for approximately 23% of total software license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition or results of operations.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

The software market in which we compete is characterized by: (i) rapid technological change; (ii) frequent introductions of new products; (iii) changing customer needs; and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products (e.g., Siebel 7, which was released in the fourth quarter of 2001). We may not be successful in developing, marketing and releasing new products or new versions of Siebel eBusiness Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to Siebel eBusiness Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition or results of operations.

To be successful, we must effectively compete in the eBusiness systems market.

Our products target the eBusiness systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Our products are targeted at the emerging market for customer, partner and employee relationship information systems. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services designed to address this market. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise. We may not be able to compete successfully against such internal development efforts.

We frequently rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other global services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with us and may otherwise reduce or discontinue their relationships with or support of us and our products.

A large number of personal, departmental and other products exist in the eBusiness applications market. Companies such as Amdocs Limited; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; ONYX Software Corporation; Oracle Corporation; PeopleSoft, Inc.; Pivotal Corporation; Salesforce.com, Inc.; and SAP AG are among the many firms in this market segment. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) consolidation in the software industry; and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition or results of operations.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. We have, in the past, been forced to delay the commercial release of products until the correction of software problems. We could lose revenues as a result of software viruses, errors or defects, including defects in third-party products with which our products work. Our products are intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

If we do not successfully manage our growth, our business may be negatively impacted.

If we fail to manage our growth effectively, our business, financial condition or results of operations could be materially and adversely affected. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources. In addition, this growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business. To manage future growth, we must continue to: (i) implement and improve our financial, operational and management controls; reporting systems; and procedures on a timely basis; and (ii) expand, train and manage our employee work force.

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

We acquired two companies within the past year, nQuire Software, Inc. and Sales.com, Inc., and may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income and harm to our operations due to power loss.

In 2001, the western United States (and California in particular) experienced significant power shortages, and such shortages may continue or worsen in the near future. As a result, energy costs in California, including natural gas and electricity, may rise significantly relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this shortage recurs. In addition, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. A sustained or frequent power failure could disrupt our operations and the operations of our third-party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships and having an adverse effect on our business, financial condition or results of operations.

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

The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. A significant portion of these critical business and information technology systems are concentrated at or near the same location. In the event of a natural disaster, a fire or other catastrophic event, such as the recent terrorist attacks upon the United States, at these locations that results in the destruction of these systems, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, financial condition or results of operations could be adversely affected.

Leverage and debt service obligations may adversely affect our cash flow.

As of December 31, 2001, we have $300.0 million of convertible subordinated notes outstanding, bearing interest at 5.50% and due September 15, 2006 (see Note 3 to the consolidated financial statements). While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our current or future leverage could have negative consequences, including:

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

We rely primarily on a combination of patent, copyright, trade secret and trademark laws; confidentiality procedures; and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel eBusiness Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if: (i) there is a bankruptcy proceeding by or against us; (ii) we cease to do business; or (iii) we fail to meet our support obligations.

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could: (i) be time consuming to defend; (ii) result in costly litigation; (iii) divert management's attention and resources; (iv) cause product shipment delays; and (v) require us to pay monetary damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, financial condition or results of operations.

We license certain software from third parties. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially and adversely affect our business, financial condition or results of operations.

Our international operations involve unique risks.

Our revenues are primarily derived from large multinational companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and intend to continue expanding our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel eBusiness Applications. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition or results of operations. In situations where direct sales or purchases are denominated in foreign currency, any fluctuation in the exchange rate may adversely affect our business, financial condition or results of operations. We manage our foreign currency exchange rate risk by entering into contracts to sell or purchase foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. In certain instances, we have not hedged foreign currency receivables and payables when the forward contracts in the relevant currency were not readily available or were not cost effective.

Some of our stockholders may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2001. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; the gain or loss of significant orders; changes in earning estimates by analysts; announcements of technological innovations or new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the software and computer industries; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Provisions in our charter documents may prevent certain corporate actions.

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A-1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. Please see Note 10 to the consolidated financial statements for a more detailed description of this transaction. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The tables below provide information about our derivative financial instruments and financial instruments that are subject to market risk. The first table includes our foreign currency contracts used to minimize the impact of changes in currency rates on existing foreign currency receivables, payables and intercompany balances, which are subject to exchange rate risk. The second table includes our available-for-sale short-term investments, which are subject to interest rate risk.

We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

The following summarizes as of December 31, 2001, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                         Contract                  Fair Value at
                                          Amount       Contract    December 31,
                                      (Local Currency)  Amount      2001 (US$)
                                      ---------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)............     (AUD) 8,014   US$4,170  $         98

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)...............     (GBP) 1,586  EUR 2,058  $       (487)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$)............     (CAD) 9,389   US$6,057  $        171

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)............... (YEN) 1,993,297  US$16,032  $        864

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)............    (MXN) 18,410   US$1,984  $        (29)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)............       (SGD) 994     US$561  $         25

Euro ("EUR") (contracts to receive
  EUR/pay US$).......................    (EUR) 92,621  US$82,507  $       (612)

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)...............    (SEK) 12,470  EUR 1,318  $         --

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)...............     (CHF) 6,212  EUR 4,210  $        (21)

The following summarizes our short-term investments and the weighted average yields, as of December 31, 2001 (in thousands):

                                           Expected maturity date
                         ---------------------------------------------------------------
                                                                        There-
                           2002     2003     2004     2005      2006    after    Total
                         -------- -------- -------- --------- -------- -------- --------
US Treasury and Agency
  securities............ $ 88,819  $116,967  $21,698   $14,430  $ 2,747     --  $244,661
Wtd. Avg. Yld...........     2.37%     3.19%    3.35%     4.14%    4.33%

Corporate bonds......... $147,991  $108,069  $76,867   $47,766  $38,481     --  $419,174
Wtd. Avg. Yld...........     2.56%     3.31%    4.08%     5.01%    5.14%

Asset-backed securities. $ 12,316  $ 84,744  $69,791   $16,132  $10,747     --  $193,730
Wtd. Avg. Yld...........     2.41%     4.02%    4.21%     4.78%    5.12%

As of December 31, 2001, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $857.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2001, the fair value of the portfolio would decline by approximately $14.1 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.8 million decrease in the fair value of our marketable equity securities as of December 31, 2001.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of December 31, 2001, was $421.2 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report as we will file a definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a) Executive Officers

The executive officers of the Company as of February 1, 2002, and their ages as of such date, are as follows:

Name Thomas M. Siebel Patricia A. House Paul Wahl R. David Schmaier William R. McDermott Kenneth A. Goldman Bruce Cleveland Mark D. Hanson Karen M. Riley David C. Schwartz	Age 49 47 49 38 40 52 43 41 48 37

Position
Chairman and Chief Executive Officer
Vice Chairman, Co-Founder and Vice President, Strategic Planning
President and Chief Operating Officer
Executive Vice President
Executive Vice President, Worldwide Sales Operations
Senior Vice President, Finance and Administration and Chief Financial Officer
Senior Vice President, Marketing
Senior Vice President, Corporate Development
Senior Vice President, Global Services
Senior Vice President, Engineering

Thomas M. Siebel has served as the Company's Chairman and Chief Executive Officer since its inception in July 1993.

Patricia A. House has been with the Company since its inception in July 1993 and has served as the Company's Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as the Company's Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing.

Paul Wahl has served as President and Chief Operating Officer of the Company since April 1999. From November 1998 to April 1999, he served as Chief Executive Officer and President of TriStrata, an Internet security company. From January 1996 to September 1998, Mr. Wahl served as Chief Executive Officer of SAP America, Inc. and was an Executive Board Member of SAP AG, a software company. From June 1991 to December 1995, Mr. Wahl served as Executive Vice President of SAP AG.

R. David Schmaier has served as Executive Vice President since January 2001 and served as Senior Vice President, Products from 1998 to January 2001. Mr. Schmaier joined the Company in 1994 as Vice President, Product Marketing.

William R. McDermott has served as the Company's Executive Vice President, Worldwide Sales Operations since May 2001. From April 2000 to May 2001, Mr. McDermott served as President of Gartner, Inc., where he led Gartner's worldwide sales and client service organizations, along with Gartner's research, consulting, measurement, software, executive programs, events, and interactive businesses. From August 1983 to April 2000, Mr. McDermott held several sales, marketing, and executive management positions at Xerox Corporation, the most recent of which he served as Division President and Corporate Officer. While at Xerox Corporation, Mr. McDermott served on the Board of Directors for two of Xerox's subsidiaries, and he currently sits on the Board of Directors of the Welfare To Work Partnership, a Washington-based organization that promotes career opportunities for former welfare recipients.

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

Bruce Cleveland has served as the Company's Senior Vice President, Marketing since January 2001. From 1996 to January 2001 Mr. Cleveland served as the Company's Vice President, Marketing and Vice President, Alliances. Mr. Cleveland has served in a variety of marketing and technical management positions in the high technology industry, including positions at AT&T, Oracle and Apple Computer.

Mark D. Hanson has served as the Company's Senior Vice President, Corporate Development since January 2001. From December 1998 to January 2001, Mr. Hanson served as the Company's Vice President, Corporate Development. From 1984 to March 1998, Mr. Hanson served in a variety of senior management positions in the high-tech industry, including positions at Visigenic Software, Inc.; Sybase, Inc.; Macromedia, Inc.; and Informix Software.

Karen M. Riley has served as Senior Vice President, Global Services since July 2000 and served as Vice President, Global Services from May 1999 to June 2000. From 1979 to April 1999, Ms. Riley served in a variety of software development, product management and services executive positions at IBM. Ms. Riley's last position at IBM was the General Manager of Global CRM and Business Process Outsourcing.

David C. Schwartz has served as the Company's Senior Vice President, Engineering since June 2000. From 1994 to June 2000, Mr. Schwartz served in a variety of engineering positions within the Company. From 1986 to 1994, Mr. Schwartz served in a variety of software development, product management and services management positions for Oracle Corporation.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of our common stock as of December 31, 2001. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	61

3. Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated March 1, 1998, among the Registrant, Syracuse Acquisition Sub, Inc. and Scopus Technology, Inc. (1)
2.2	Agreement and Plan of Merger and Reorganization dated November 17, 1999, among the Registrant, SE Acquisition Corp. and OnTarget, Inc. (2)
2.3	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (3)
2.4	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (4)
2.5	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (6)
3.2	Bylaws of the Registrant. (7)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (7)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (7)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (5)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (8)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (9)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (7)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (10)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP. (7)(11)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (7)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (7)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.10.1	First Amendment to Lease dated September 23, 2000. (13)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (12)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (12)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (12)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (12)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (12)
10.16	Registrant's 1998 Equity Incentive Plan, as amended. (14)
21.1	Subsidiaries of the Registrant. (15)
23.1	Independent Auditors' Report and Consent. (15)

__________________

(1) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on March 16, 1998.
(2) Incorporated by reference the Registrant's Current Report on Form 8-K filed on January 7, 2000.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2000.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 10, 2000.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(8) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 17, 1999.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(11) Confidential treatment has been granted with respect to portions of this exhibit.
(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72218), as amended.
(15) Filed herewith.

(b) Reports on Form 8-K

None.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
January 21, 2002

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data)

                                                                       December 31,
                                                                --------------------------
                                                                    2000          2001
                                                                ------------  ------------

                            Assets

Current assets:
   Cash and cash equivalents.................................. $    751,384  $    799,090
   Short-term investments.....................................      401,200       857,565
   Marketable equity securities...............................       14,285         8,254
   Accounts receivable, net...................................      521,358       386,569
   Deferred income taxes......................................       61,825        58,131
   Prepaids and other.........................................       92,825        80,494
                                                                ------------  ------------
          Total current assets................................    1,842,877     2,190,103

Property and equipment, net...................................      189,610       353,242
Goodwill, net.................................................       42,809        72,869
Intangible assets, net........................................        2,008        19,000
Other assets..................................................       52,729        56,905
Deferred income taxes.........................................       31,708        52,725
                                                                ------------  ------------
          Total assets........................................ $  2,161,741  $  2,744,844
                                                                ============  ============

             Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable........................................... $     24,113  $     14,395
   Accrued expenses...........................................      355,159       353,330
   Deferred revenue...........................................      202,523       241,017
                                                                ------------  ------------
          Total current liabilities...........................      581,795       608,742

Convertible subordinated debentures...........................      300,000       300,000
                                                                ------------  ------------
          Total liabilities...................................      881,795       908,742
                                                                ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 800,000 and 2,000,000 shares authorized, respectively; 442,392 and 466,950 shares
    issued and outstanding, respectively......................          442           467
  Additional paid-in capital..................................    1,062,599     1,357,422
  Notes receivable from stockholders..........................       (1,623)         (422)
  Deferred compensation.......................................      (15,199)       (8,362)
  Accumulated other comprehensive income......................        7,479         6,174
  Retained earnings...........................................      226,248       480,823
                                                                ------------  ------------
          Total stockholders' equity..........................    1,279,946     1,836,102
                                                                ------------  ------------
          Total liabilities and stockholders' equity.......... $  2,161,741  $  2,744,844
                                                                ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               1999        2000        2001
                                                            ----------  ----------  ----------
Revenues:
    Software.............................................. $  510,874  $1,114,753  $1,065,618
    Professional services, maintenance and other..........    302,587     680,631     982,783
                                                            ----------  ----------  ----------
        Total revenues....................................    813,461   1,795,384   2,048,401
                                                            ----------  ----------  ----------
Cost of revenues:
    Software..............................................      8,150      17,311       9,895
    Professional services, maintenance and other..........    178,113     426,458     570,899
                                                            ----------  ----------  ----------
        Total cost of revenues............................    186,263     443,769     580,794
                                                            ----------  ----------  ----------
        Gross margin......................................    627,198   1,351,615   1,467,607
                                                            ----------  ----------  ----------
Operating expenses:
    Product development...................................     81,053     145,514     198,629
    Sales and marketing...................................    311,337     688,612     734,908
    General and administrative............................     73,621     158,450     176,188
    Merger-related expenses...............................         --      36,504          --
                                                            ----------  ----------  ----------
        Total operating expenses..........................    466,011   1,029,080   1,109,725
                                                            ----------  ----------  ----------
        Operating income..................................    161,187     322,535     357,882
Other income, net.........................................     15,090      61,875      46,202
                                                            ----------  ----------  ----------
        Income before income taxes........................    176,277     384,410     404,084
Income taxes..............................................     66,252     162,511     149,509
                                                            ----------  ----------  ----------
        Net income........................................    110,025     221,899     254,575
Accretion of preferred stock..............................    (53,164)    (98,755)         --
                                                            ----------  ----------  ----------
        Net income available to common stockholders....... $   56,861  $  123,144  $  254,575
                                                            ==========  ==========  ==========

Diluted net income per common share....................... $     0.12  $     0.24  $     0.49
                                                            ==========  ==========  ==========
Basic net income per common share......................... $     0.15  $     0.29  $     0.56
                                                            ==========  ==========  ==========

Shares used in diluted share computation..................    467,907     522,321     522,970
                                                            ==========  ==========  ==========
Shares used in basic share computation....................    387,867     423,067     457,031
                                                            ==========  ==========  ==========
Comprehensive income:
      Net income.......................................... $  110,025  $  221,899  $  254,575
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments..............      1,365       1,836      (3,238)
    Realized (gain) loss previously recognized
      in other comprehensive income.......................    (12,343)    (60,901)     (3,399)
    Unrealized gains (loss) on investments................     96,009     (17,444)      5,332
                                                            ----------  ----------  ----------
      Other comprehensive income (loss)...................     85,031     (76,509)     (1,305)
                                                            ----------  ----------  ----------
      Total comprehensive income.......................... $  195,056  $  145,390  $  253,270
                                                            ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                      Notes                     Accumulated
                                                                 Preferred Stock     Common Stock      Additional   Receivable                     Other                    Total
                                                               ----------------- --------------------   Paid-in       from         Deferred    Comprehensive  Retained  Stockholders'
                                                                Shares   Amount   Shares     Amount     Capital    Stockholders  Compensation  Income (Loss)  Earnings     Equity
                                                               --------  ------- ---------  ---------  ----------  -----------   -----------    -----------  ---------  ------------
Balances, December 31, 1998...................................   1,786 $      2   375,227  $     375  $  252,355  $      (488)  $      (456)   $    (1,043)  $  48,323  $   299,068
Issuance of common stock under Employee Stock Option Plans....      --       --    21,505         22      59,341          (60)           --             --          --       59,303
Issuance of common stock under Employee Stock Purchase Plans..      --       --     1,666          2      15,735           --            --             --          --       15,737
Issuance of common stock, other...............................      --       --       448         --       4,202           --            --             --          --        4,202
Repurchase of common stock....................................      --       --      (569)        --      (2,822)          --            --             --          --       (2,822)
Termination of put provision of redeemable common
  stock warrants..............................................      --       --        --         --         323           --            --             --          --          323
Issuance of Series A and B convertible preferred stock........   1,033        1        --         --      10,661           --            --             --          --       10,662
Issuance of warrants in connection with license agreement.....      --       --        --         --           4           --            --             --          --            4
Tax benefit from stock options................................      --       --        --         --      91,679           --            --             --          --       91,679
Deferred compensation related to stock options................      --       --        --         --       4,274           --        (4,274)            --          --           --
Amortization of deferred compensation related to
  stock options...............................................      --       --        --         --          --           --         1,180             --          --        1,180
Change in net unrealized gain on short-term investments, net
  of taxes of $51,279.........................................      --       --        --         --          --           --            --         83,666          --       83,666
Currency translation adjustment, net of taxes
  of $837.....................................................      --       --        --         --          --           --            --          1,365          --        1,365
Subchapter S distributions by OnTarget........................      --       --        --         --          --           --            --             --      (2,080)      (2,080)
Conversion of convertible notes to common stock...............      --       --     1,290          1       6,918           --            --             --          --        6,919
Issuance of common stock related to acquisitions..............      --       --     3,212          3      18,600           --            --             --          --       18,603
Accretion of mandatorily redeemable convertible
  preferred stock.............................................      --       --        --         --          --           --            --             --     (53,164)     (53,164)
Net income....................................................      --       --        --         --          --           --            --             --     110,025      110,025
                                                               --------  ------- ---------  ---------  ----------  -----------   -----------    -----------  ---------  ------------
Balances, December 31, 1999...................................   2,819        3   402,779        403     461,270         (548)       (3,550)        83,988     103,104      644,670
Issuance of common stock under Employee Stock Option Plans....      --       --    29,498         29     147,382       (1,153)           --             --          --      146,258
Issuance of common stock under Employee Stock Purchase Plans..      --       --       885          1      40,088           --            --             --          --       40,089
Issuance of common stock, other...............................      --       --       379         --       2,842           --            --             --          --        2,842
Issuance of common stock for services rendered................      --       --        35         --       1,921           --            --             --          --        1,921
Repurchase of common stock which was subject
  to vesting..................................................      --       --       (24)        --         (16)          --            --             --          --          (16)
Issuance of Series C convertible preferred stock..............     697        1        --         --      19,974           --            --             --          --       19,975
Issuance of warrants in connection with license agreement.....      --       --        --         --       1,176           --            --             --          --        1,176
Tax benefit from stock options................................      --       --        --         --     185,613           --            --             --          --      185,613
Deferred compensation related to stock options................      --       --        --         --      24,307           --       (24,307)            --          --           --
Forfeiture of stock options issued below
  fair value..................................................      --       --        --         --      (1,167)          --         1,167             --          --           --
Amortization of deferred compensation related to
  stock options...............................................      --       --        --         --          --           --        11,491             --          --       11,491
Change in net unrealized gain on short-term investments, net
  of taxes of ($47,938).......................................      --       --        --         --          --           --            --        (78,345)         --      (78,345)
Currency translation adjustment, net of taxes
  of $1,125...................................................      --       --        --         --          --           --            --          1,836          --        1,836
Repayments of stockholder notes...............................      --       --        --         --          --           78            --             --          --           78
Conversion of mandatorily redeemable convertible
  preferred stock.............................................      --       --     5,324          5     179,209           --            --             --          --      179,214
Conversion of Series A, Series B, and Series C
  convertible preferred stock.................................  (3,516)      (4)    3,516          4          --           --            --             --          --           --
Accretion of mandatorily redeemable convertible
  preferred stock.............................................      --       --        --         --          --           --            --             --     (98,755)     (98,755)
Net income....................................................      --       --        --         --          --           --            --             --     221,899      221,899
                                                               --------  ------- ---------  ---------  ----------  -----------   -----------    -----------  ---------  ------------
Balances, December 31, 2000...................................      --       --   442,392        442   1,062,599       (1,623)      (15,199)         7,479     226,248    1,279,946
Issuance of common stock under Employee Stock Option Plans....      --       --    20,597         21     108,089           --            --             --          --      108,110
Issuance of common stock under Employee Stock Purchase Plans..      --       --     1,470          1      48,282           --            --             --          --       48,283
Repurchase of common stock which was subject to vesting.......      --       --      (143)        --        (237)          --            --             --          --         (237)
Tax benefit from stock options................................      --       --        --         --      53,800           --            --             --          --       53,800
Forfeiture of stock options issued below fair value...........      --       --        --         --      (2,953)          --         2,953             --          --           --
Amortization of deferred compensation related to stock options,
  net of reversal of amortization related to forfeitures......      --       --        --         --        (112)          --         5,281             --          --        5,169
Change in net unrealized gain on short-term investments, net
  of taxes of $1,185..........................................      --       --        --         --          --           --            --          1,933          --        1,933
Currency translation adjustment, net of taxes
  of ($1,985).................................................      --       --        --         --          --           --            --         (3,238)         --       (3,238)
Issuance of common stock related to the Sales.com acquisition.      --       --       374          1      26,899           --            --             --          --       26,900
Exchange of the Company's options for Sales.com options.......      --       --        --         --       1,335           --            --             --          --        1,335
Issuance of common stock related to the nQuire acquisition....      --       --     2,260          2      58,414           --            --             --          --       58,416
Exchange of the Company's options for nQuire options..........      --       --        --         --       1,306           --            --             --          --        1,306
Deferred compensation related to restricted stock and stock
  options issued in connection with the nQuire acquisition....      --       --        --         --          --           --        (1,397)            --          --       (1,397)
Repayments of stockholder notes...............................      --       --        --         --          --        1,201            --             --          --        1,201
Net income....................................................      --       --        --         --          --           --            --             --     254,575      254,575
                                                               --------  ------- ---------  ---------  ----------  -----------   -----------    -----------  ---------  ------------
Balances, December 31, 2001....................................     --  $    --   466,950  $     467  $1,357,422  $      (422)  $    (8,362)   $     6,174   $ 480,823  $ 1,836,102
                                                               ========  ======= =========  =========  ==========  ===========   ===========    ===========  =========  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                           Year Ended December 31,
                                                                                     --------------------------------
                                                                                       1999       2000        2001
                                                                                     ---------  ---------  ----------
Cash flows from operating activities:
   Net income...................................................................... $ 110,025  $ 221,899  $  254,575
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Compensation related to stock options, net...................................     1,180     11,491       5,169
      Compensation related to stock warrants.......................................       269         --          --
      Depreciation and other amortization..........................................    19,334     35,352      93,179
      Amortization of goodwill.....................................................     4,529     14,713      20,041
      Amortization of identifiable intangible assets...............................       292      1,326       6,518
      Exchange of software for cost-method investments.............................        --    (13,068)       (971)
      Loss from equity method investee.............................................        --      7,481          --
      Deferred income taxes........................................................   (18,217)   (62,059)    (11,636)
      Tax benefit from exercise of stock options...................................    91,679    185,613      53,800
      Loss on disposal of property and equipment...................................       737         13          --
      Write-down of acquired companies' assets to be disposed of...................        --      2,298          --
      Write-down of cost-method investments to fair value..........................        --         --       3,073
      Net gains on short-term investments and marketable equity securities.........   (12,343)   (60,901)     (3,399)
      Charitable contribution of marketable equity securities......................        --     28,700          --
      Provision for doubtful accounts and returns..................................     8,111     39,385      26,403
      Changes in operating assets and liabilities:
         Accounts receivable.......................................................  (175,842)  (258,882)    109,368
         Prepaids and other........................................................   (16,705)   (58,464)     13,695
         Accounts payable and accrued expenses.....................................    40,745    230,807     (14,815)
         Deferred revenue..........................................................    35,952    112,864      38,002
                                                                                     ---------  ---------  ----------
           Net cash provided by operating activities...............................    89,746    438,568     593,002
                                                                                     ---------  ---------  ----------
Cash flows from investing activities:
   Proceeds from sale of marketable equity securities..............................        --     35,351         821
   Purchases of property and equipment.............................................   (45,604)  (162,186)   (251,326)
   Proceeds from disposal of property and equipment................................    13,284         25          --
   Purchases of short-term investments.............................................  (126,171)  (487,888) (1,113,004)
   Sales and maturities of short-term investments..................................    90,713    290,088     668,028
   Purchase consideration paid related to acquired businesses, net of cash received      (250)   (29,212)      8,555
   Other non-operating assets and non-marketable securities........................   (22,519)   (18,084)    (23,068)
   Repayments from (advances to) affiliate, net....................................        --    (12,362)     10,579
                                                                                     ---------  ---------  ----------
           Net cash used in investing activities...................................   (90,547)  (384,268)   (699,415)
                                                                                     ---------  ---------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases......................    76,233    189,173     156,156
   Proceeds from issuance of preferred stock, net of repurchases...................    33,139     19,975          --
   Proceeds from issuance of convertible debt, net.................................   291,316         --          --
   Repayments on line of credit, net...............................................    (2,063)      (299)         --
   Subchapter S distributions......................................................    (2,080)        --          --
   Repayments of stockholder notes.................................................        --         78       1,201
                                                                                     ---------  ---------  ----------
           Net cash provided by financing activities...............................   396,545    208,927     157,357
                                                                                     ---------  ---------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents..................       115      1,836      (3,238)
                                                                                     ---------  ---------  ----------
Change in cash and cash equivalents................................................   395,859    265,063      47,706
Cash and cash equivalents, beginning of period.....................................    90,462    486,321     751,384
                                                                                     ---------  ---------  ----------
Cash and cash equivalents, end of period........................................... $ 486,321  $ 751,384  $  799,090
                                                                                     =========  =========  ==========
Supplemental disclosures of cash flows information:
   Cash paid for interest.......................................................... $       7  $  16,324  $   17,029
                                                                                     =========  =========  ==========

   Cash paid for income taxes...................................................... $  14,545  $  15,434  $   18,837
                                                                                     =========  =========  ==========
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies.................................... $      --  $   3,000  $       --
                                                                                     =========  =========  ==========

   Conversion of preferred stock into common stock................................. $      --  $ 179,214  $       --
                                                                                     =========  =========  ==========

   Convertible notes issued for acquisitions....................................... $   6,918  $      --  $       --
                                                                                     =========  =========  ==========
   Common stock and stock options issued for acquisitions.......................... $  18,603  $      --  $   87,957
                                                                                     =========  =========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. ("Siebel" or the "Company") is the world's leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enable an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and service its customers across multiple channels, including the Web, call centers, field, resellers, retail and dealer networks. Our partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity, and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, our customers achieve high levels of satisfaction from these constituencies and continue to be competitive in their markets.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

  The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

  Foreign Currency Translation

  The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company's operating results in any period presented.

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures was $421,230,000 as of December 31, 2001. The fair value of the Company's derivative financial instruments was $9,000 as of December 31, 2001.

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include the Company's investment in publicly traded companies in the high technology industry. The Company has classified its short-term investments and marketable equity securities as "available for sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are computed using the specific identification method.

  The Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments recognized in other income, net totaled $5,512,000 for the year ended December 31, 2001. There were no other-than-temporary impairments during the years ended December 31, 1999 and 2000.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well-established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues, and the Company's customers, which are primarily in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, are sufficiently diverse that the Company does not consider itself significantly exposed to concentrations of credit risk.

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the statement of operations.

  Intangible Assets

  As described further under "Recent Accounting Standards," the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. In accordance with SFAS 142, the Company has continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, with amortization ceasing on January 1, 2002 (the date the Company fully adopts SFAS 142). The goodwill balances associated with acquisitions completed prior to July 1, 2001, were amortized over three to five years using the straight-line method. Consistent with SFAS 142, the Company has not amortized goodwill related to acquisitions completed subsequent to June 30, 2001, but instead tests the balance for impairment. Identifiable intangibles (acquired technology), regardless of acquisition date, are currently amortized over three years using the straight-line method.

  Impairment of Long-Lived Assets

  The Company evaluates long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In connection with the acquisitions of OpenSite, OnLink and Janna, the Company reviewed the carrying value of these companies' fixed assets and certain long-term assets and as a result recorded a charge to earnings of $2,298,000 for assets that the Company planned on abandoning or disposing of at less than their carrying value. This provision has been reflected in merger-related expenses in the year ended December 31, 2000. The Company does not have any additional long-lived assets it considers to be impaired.

  Employee Stock Option and Purchase Plans

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method. As such, deferred compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock option.

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was not a cumulative transition adjustment upon adoption on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the period of change in their fair value.

  The Company operates internationally and thus is exposed to potential adverse changes in currency exchange rates. The Company has entered into foreign exchange contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as hedges and, accordingly, the Company adjusts these instruments to fair value through earnings. The Company does not hold or issue financial instruments for speculative or trading purposes.

  Revenue Recognition

  Substantially all of the Company's revenues are derived from the license of the Company's software products and the related professional services and customer support (maintenance) services. The Company's standard end user license agreement provides for an initial fee for use of the Company's products in perpetuity based on the number of named users. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services (i.e., training, implementation services, etc.).

  The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. The Company recognizes revenue from resellers upon sell-through to the end customer.

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

  The Company's customers include a number of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's-length. During the years ended December 31, 2000 and 2001, the Company recognized approximately $11,600,000 and $76,400,000, respectively, of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions. The Company generally defines "at or about the same time" as "within six months."

  During 2000, the Company established a program whereby qualified startup companies could obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified startup companies are generally companies that have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized approximately $13,100,000 and $1,000,000 of software license revenues related to this program during the years ended December 31, 2000 and 2001, respectively. During the year ended December 31, 2001, the Company also recognized approximately $2,900,000 of software license revenues from a publicly traded company with which it negotiated a strategic investment. The software license was separately negotiated and recorded at terms the Company considers to be arm's-length.

  Cost of Revenues

  Cost of software consists primarily of media, product packaging and shipping, documentation and other production costs, and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and other global services personnel, including cost of services provided by third-party consultants engaged by the Company.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $29,828,000, $44,472,000 and $31,800,000 in 1999, 2000 and 2001, respectively.

  Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  Prior to the Company's acquisition of OnTarget in 1999, OnTarget had elected subchapter S status for Federal income tax purposes. Accordingly, no income tax was presented in the historical financial statements of OnTarget for this period, as the income was taxable personally to the stockholders. Pro forma income tax expense would not have been materially different from income tax as presented if OnTarget had been a subchapter C corporation during 1999.

  Net Income Available Per Common Share

  Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock, restricted common stock subject to repurchase by the Company, and warrants outstanding, using the treasury stock method. Dilutive net income per share also gives effect, when dilutive, to the conversion of the convertible subordinated debentures, preferred stock and mandatorily redeemable convertible preferred stock, using the if-converted method.

  For basic and diluted net income per share, the Company has reduced net income by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income available to common stockholders. See Note 6.

  Recent Accounting Standards

  In July 2001, the FASB issued SFAS 141 and SFAS 142. The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. There was not a cumulative transition adjustment upon adoption. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 as of January 1, 2002.

  SFAS 141 requires that all business combinations be accounted for using the purchase method; therefore, the pooling-of-interests method is prohibited. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. For purchase business combinations completed prior to July 1, 2001, SFAS 141 provides that the Company must evaluate its intangible assets and amounts recorded in goodwill and reclassify amounts in accordance with this pronouncement effective as of January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. Intangible assets must be reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

  In accordance with SFAS 142, the Company will perform an evaluation of the Company's identifiable intangible assets and goodwill effective as of January 1, 2002, to reassess the lives of identifiable intangible assets and to determine whether any of the Company's goodwill is impaired. If the Company determines that a portion of the goodwill is impaired as of the date of adoption, the impairment will be recorded as a "cumulative effect of a change in accounting principle." The Company has reviewed the balances of goodwill and identifiable intangibles for acquisitions completed prior to June 30, 2001, and determined that the Company does not have any amounts that are required to be reclassed from goodwill to identifiable intangibles, or vice versa. Upon full adoption of SFAS 142 on January 1, 2002, the Company will no longer amortize goodwill related to acquisitions completed prior to July 1, 2001, and, accordingly, the Company will not incur any future goodwill amortization expense related to these acquisitions. Goodwill amortization expense totaled approximately $20,000,000 during the year ended December 31, 2001.

  In October 2001, the FASB issued SFAS 144, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position, results of operations or cash flows.

  In December 2001, the FASB staff issued Topic No. D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), which is effective for fiscal years beginning after December 15, 2001. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company currently records rebilled out-of-pocket expenses as an offset to the related expense and, accordingly, effective January 1, 2002, the Company will change its presentation to reflect rebilled expenses as revenue and conform the presentation for prior periods. This change will have no effect on operating income or net income for any period presented.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Financial Statement Details

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash and cash equivalents, short-term investments, and marketable securities consisted of the following as of December 31, 2000 and 2001 (in thousands):

   December 31, 2000:                                  Unrealized
                                                   -------------------
                                          Cost       Loss       Gain      Market
                                        ---------  ---------  ---------  ---------
   Cash and cash equivalents:
     Cash............................. $ 179,478  $      --  $      --  $ 179,478
     Certificates of deposit..........       608         --         --        608
     Money market funds...............   467,848         --         --    467,848
     US treasury and agency securities    18,737         (5)         5     18,737
     Corporate notes..................    84,728        (16)         1     84,713
                                       ---------  ---------  ---------  ---------
                                       $ 751,399  $     (21) $       6  $ 751,384
                                       =========  =========  =========  =========
   Short-term investments:
     US treasury securities........... $ 143,172  $     (17) $   1,294  $ 144,449
     Corporate notes..................   189,970        (37)     1,489    191,422
     Municipal securities.............    65,491       (203)        41     65,329
                                       ---------  ---------  ---------  ---------
                                       $ 398,633  $    (257) $   2,824  $ 401,200
                                       =========  =========  =========  =========

   Marketable equity securities....... $   7,930  $  (3,413) $   9,768  $  14,285
                                       =========  =========  =========  =========

   December 31, 2001:                                  Unrealized
                                                   -------------------
                                          Cost       Loss       Gain      Market
                                        ---------  ---------  ---------  ---------
   Cash and cash equivalents:
     Cash............................. $  35,006  $      --  $      --  $  35,006
     Certificates of deposit..........       250         --         --        250
     Money market funds...............   708,755         --         --    708,755
     US treasury and agency securities     3,730         --         --      3,730
     Corporate notes..................    51,362        (13)        --     51,349
                                       ---------  ---------  ---------  ---------
                                       $ 799,103  $     (13) $      --  $ 799,090
                                       =========  =========  =========  =========
   Short-term investments:
     US treasury securities........... $ 241,355  $    (169) $   3,475  $ 244,661
     Corporate notes..................   412,405       (445)     7,214    419,174
     Asset-backed securities..........   191,997       (311)     2,044    193,730
                                       ---------  ---------  ---------  ---------
                                       $ 845,757  $    (925) $  12,733  $ 857,565
                                       =========  =========  =========  =========

   Marketable equity securities....... $   7,902  $      --  $     352  $   8,254
                                       =========  =========  =========  =========

  Short-term investments as of December 31, 2000, consisted of $159,026,000 of securities that mature in less than one year, $242,174,000 of securities that mature in one to five years and no securities that mature in over five years. Short-term investments as of December 31, 2001, consisted of $249,126,000 of securities that mature in less than one year, $608,439,000 of securities that mature in one to five years and no securities that mature in over five years.

  Accounts Receivable, Net

  Accounts receivable, net consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Trade accounts receivable........................................ $ 565,007  $  433,240
   Less: allowance for doubtful accounts and returns................    43,649      46,671
                                                                      ---------  ----------
                                                                     $ 521,358  $  386,569
                                                                      =========  ==========

  Property and Equipment, Net

  Property and equipment, net consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Computers and equipment.......................................... $  78,295  $  205,898
   Furniture and fixtures...........................................    51,599      91,000
   Computer software................................................    28,597      52,179
   Corporate aircraft...............................................     6,713       6,713
   Buildings and land...............................................       418         393
   Leasehold improvements...........................................    91,923     138,259
                                                                      ---------  ----------
                                                                       257,545     494,442
   Less: accumulated depreciation...................................    67,935     141,200
                                                                      ---------  ----------
                                                                     $ 189,610  $  353,242
                                                                      =========  ==========

  Goodwill, Net

  Goodwill, net consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Goodwill-amortizable through December 31, 2001................... $  62,847  $   65,078
   Goodwill-nonamortizable from the nQuire acquisition (see Note 11)        --      47,016
                                                                      ---------  ----------
        Total goodwill..............................................    62,847     112,094
   Less: accumulated amortization...................................    20,038      39,225
                                                                      ---------  ----------
        Goodwill, net............................................... $  42,809  $   72,869
                                                                      =========  ==========

  Intangibles, Net

  Intangibles, net consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Acquired technology.............................................. $   3,443  $   26,747
   Less: accumulated amortization...................................     1,435       7,747
                                                                      ---------  ----------
        Acquired technology, net.................................... $   2,008  $   19,000
                                                                      =========  ==========

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Accrued compensation............................................. $ 134,437  $   75,147
   Taxes............................................................    73,919     155,647
   Other............................................................   146,803     122,536
                                                                      ---------  ----------
                                                                     $ 355,159  $  353,330
                                                                      =========  ==========

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consisted of the following (in thousands):

                                                                            December 31,
                                                                      ---------------------
                                                                        2000        2001
                                                                      ---------  ----------
   Foreign currency translation adjustments, net of
     taxes of $1,199 and ($785), respectively....................... $   1,957  $   (1,281)
   Unrealized gains on securities, net of taxes of $3,385
     and $4,692, respectively.......................................     5,522       7,455
                                                                      ---------  ----------
                                                                     $   7,479  $    6,174
                                                                      =========  ==========

  Other Income, Net

  Other income, net consisted of the following (in thousands):

                                                                         December 31,
                                                            --------------------------------
                                                              1999        2000       2001
                                                            ---------  ----------  ---------

  Interest income.......................................... $ 18,086   $  56,766   $ 67,332
  Interest expense.........................................   (6,100)    (17,909)   (18,326)
  Losses from equity method investee (Sales.com)...........       --      (7,481)        --
  Charitable contributions.................................   (6,000)    (30,705)    (1,404)
  Net gains on investments and marketable equity securities   12,343      60,901      3,399
  Write-down of cost-method investments to fair value......       --          --     (3,073)
  Other, net...............................................   (3,239)        303     (1,726)
                                                            ---------  ----------  ---------
                                                            $ 15,090   $  61,875   $ 46,202
                                                            =========  ==========  =========

  Convertible Subordinated Debentures

  The Company completed a private placement of $300,000,000 of convertible subordinated debentures in September 1999. In connection with the issuance of these convertible subordinated debentures the Company incurred $8,684,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. The seven-year term notes mature September 15, 2006; bear interest at a rate of 5.50% per annum; and are convertible at the option of the holder into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption amount will range from $309,420,000 to $302,370,000, if the notes are redeemed between September 15, 2002, and September 14, 2006. Redemptions after September 14, 2006, will be at $300,000,000. The Company will pay accrued interest through the redemption date. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Commitments and Contingencies

  Letters of Credit

  As of December 31, 2001, the Company had secured letters of credit with banks totaling approximately $13,500,000. These letters of credit, which expire between May 2002 and November 2015, collateralize the Company's lease obligations to various third parties.

  Employee Benefit Plan

  The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, limited to $10,500 in 2001. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date. Prior to their acquisition by the Company, certain acquired companies made discretionary contributions of $91,000 and $85,000 to their 401(k) and profit-sharing plans in 1999 and 2000, respectively.

  Legal Actions

  The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Lease Obligations

  As of December 31, 2001, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2002 and 2022. Rent expense under operating leases for the years ended December 31, 1999, 2000 and 2001, was $16,896,000, $51,247,000 and $91,661,000, respectively. Future minimum lease payments under operating leases as of December 31, 2001, is as follows (in thousands):

     Year Ending December 31,
     ------------------------
  2002.............................................................. $  110,850
  2003..............................................................    126,625
  2004..............................................................    124,036
  2005..............................................................    118,845
  2006..............................................................    101,930
  Thereafter........................................................  1,315,141
                                                                      ---------
       Total minimum lease payments................................. $1,897,427
                                                                      =========

  Stockholders' Equity

  Amended and Restated Certificate of Incorporation

  On June 6, 2001, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 800,000,000 shares to 2,000,000,000 shares.

  Employee Stock Option and Purchase Plans

  The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan, the 1996 Supplemental Stock Option Plan and the 1998 Equity Incentive Plan (collectively, the "Plan"), provide for the issuance of up to an aggregate of 460,000,000 shares of common stock to employees, directors and consultants. The Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  Under the Plan, the exercise price for incentive stock options must be at least 100% of the fair market value on the date of the grant. Options generally expire in ten years; however, incentive stock options expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over five years.

  The Company has assumed certain options granted to former employees of acquired companies (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if issued under the Plan. All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four-year period and expire ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2000 and 2001, a total of 679,000 shares of common stock and 271,000 shares of common stock, respectively, were outstanding that remain subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the original sale of the restricted shares and also did not exceed the market value of the restricted shares at the time of repurchase. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  Combined plan activity for the years ended December 31, 1999, 2000 and 2001, is summarized as follows:

                                                                       Weighted
                                            Shares                     average
                                           available    Number of      exercise
                                           for grant     shares     price per share
                                          ------------ ------------ ---------------
   Balances, December 31, 1998..........   55,171,341  151,091,591  $        3.47
     Additional shares authorized.......  108,647,643           --
     Options granted....................  (55,148,445)  55,148,445  $       16.94
     Options exercised..................           --  (21,505,230) $        2.85
     Options canceled...................   11,189,824  (11,189,824) $        6.75
                                          ------------ ------------  -------------
   Balances, December 31, 1999..........  119,860,363  173,544,982  $        7.61
     Additional shares authorized.......   43,600,971           --
     Options granted....................  (46,764,515)  46,764,515  $       60.49
     Options exercised..................           --  (29,497,843) $        4.98
     Options canceled...................   15,028,952  (15,028,952) $       13.87
                                          ------------ ------------  -------------
   Balances, December 31, 2000..........  131,725,771  175,782,702  $       21.59
     Additional shares authorized.......   77,998,826           --
     Options granted.................... (110,836,370) 110,836,370  $       26.24
     Options exercised..................           --  (20,597,487) $        5.25
     Options canceled...................   18,290,320  (18,817,823) $       36.90
                                          ------------ ------------  -------------
   Balances, December 31, 2001..........  117,178,547  247,203,762  $       23.81
                                          ============ ============  =============

  The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                            Options outstanding           Options exercisable
                   ------------------------------------ -----------------------
                                 Weighted     Weighted                 Weighted
                                 average      average                  average
     Range of        Number     remaining     exercise     Number      exercise
 exercise prices   of shares  life (in years)  price     of shares      price
----------------- ----------- --------------  --------  ------------  ---------
  $0.01 -   0.01      219,000          3.1     $0.01       219,000      $0.01
  $0.03 -   0.03        8,000          3.8     $0.03         8,000      $0.03
  $0.11 -   0.11    1,625,454          4.1     $0.11     1,622,104      $0.11
  $0.16 -   0.19    4,346,651          4.2     $0.18     2,831,789      $0.18
  $0.31 -   0.41   10,850,524          4.3     $0.35     9,513,471      $0.35
  $0.46 -   0.58        1,016          6.7     $0.57           128      $0.55
  $0.72 -   1.06    2,337,514          4.3     $0.76     2,106,852      $0.76
  $1.23 -   1.68      244,855          4.5     $1.43       242,051      $1.44
  $1.91 -   2.86    1,434,445          4.4     $2.37     1,178,380      $2.43
  $2.91 -   4.28   13,411,396          5.1     $3.00     9,276,508      $3.02
  $4.38 -   6.53   36,974,714          6.5     $5.31    20,470,064      $5.34
  $6.59 -   9.61   11,654,774          7.0     $8.60     5,057,210      $8.41
 $10.08 -  15.08    9,680,017          7.6    $12.95     3,254,285     $12.62
 $15.86 -  23.51   68,205,154          9.7    $17.85     1,015,418     $17.40
 $23.88 -  35.49   26,705,782          9.1    $27.79     1,793,907     $32.28
 $38.25 -  56.69   30,130,804          8.2    $43.89     8,555,218     $43.06
 $58.31 -  86.56   25,040,105          8.7    $67.79     4,764,711     $71.10
 $94.13 - 109.05    4,333,258          8.6   $100.22       979,397     $99.92
$142.61 - 142.61          299          8.3   $142.61           299    $142.61
----------------- ------------ ------------ ---------  ------------ ----------
  $0.01 - 142.61  247,203,762          7.9    $23.81    72,888,792     $15.23
                  ============                         ============

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 5,600,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 13,600,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 1999, 2000 and 2001, 1,666,000, 885,000 and 1,470,000 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $9.45, $45.30 and $32.85 per share, respectively.

  Stock-Based Compensation

  During the period from October 1995 through April 1996, the Company granted options to purchase an aggregate of 65,220,000 shares of common stock at exercise prices ranging from $0.03 to $0.41 per share. Based in part on an independent appraisal obtained by the Company's Board of Directors, and other factors, the Company recorded $748,000 of deferred compensation expense in 1995 and an additional $893,000 of deferred compensation expense in 1996 relating to these options. During the years ended December 31, 1999 and 2000, OpenSite, OnLink and Janna granted an aggregate of 941,000 and 1,787,000 options, respectively, to employees with exercise prices that were below the fair market value of their common stock at the date of grant. These grants were at weighted average exercise prices of $1.28 and $15.17 per share, respectively. Accordingly, the Company recorded deferred compensation of $2,776,000 and $23,776,000 during the years ended December 31, 1999 and 2000, respectively, related to these options. The above grants are being amortized on a straight-line basis over the vesting period of the individual options, which range from three to five years. During the year ended December 31, 2001, there were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant.

  During 1999, the Company granted options to purchase an aggregate of 40,000 shares of the Company's common stock to non-employees. The Company records and measures deferred compensation cost for options granted to non-employees at their fair value pursuant to the requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF 96-18. In February 2000 these individuals became employees of the Company and, accordingly, adjustments to deferred compensation related to these individuals were no longer required to be recorded. Prior to these individuals becoming employees, the Company recorded deferred compensation related to these options of $1,498,000 and $531,000 during the years ended December 31, 1999 and 2000, respectively. This amount is being amortized over the vesting period of five years.

  Summarized below are the pro forma effects on net income and net income per share data, if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                 1999       2000       2001
                                                             ---------  ---------  ---------
 Net income (loss) available to common stockholders:
   As reported............................................. $  56,861  $ 123,144  $ 254,575
   Pro forma giving effect to SFAS No 123.................. $ (21,355) $(122,514) $(467,224)

 Diluted net income (loss) per share:
   As reported............................................. $    0.12  $    0.24  $    0.49
   Pro forma giving effect to SFAS No 123.................. $   (0.06) $   (0.29) $   (1.02)

 Basic net income (loss) per share:
   As reported............................................. $    0.15  $    0.29  $    0.56
   Pro forma giving effect to SFAS No 123.................. $   (0.06) $   (0.29) $   (1.02)

  The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

                                                                 1999       2000       2001
                                                             ---------  ---------  ---------
 Risk-free interest rate...................................      5.33%     6.12%     3.83%
 Expected life (in years)..................................       3.4        3.4        3.4
 Expected volatility.......................................      69.0%     77.0%     89.3%

  The weighted average estimated fair value of employee stock options granted at exercise prices equal to market price at the grant date during 1999, 2000 and 2001 was $8.91, $34.37 and $16.15 per share, respectively. The weighted average estimated fair value of employee stock options granted at exercise prices below market price at the grant date during 1999 and 2000 was $3.33 and $20.13 per share, respectively. There were no grants in 2001 at exercise prices below market price at the date of grant.

  The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                                 1999       2000       2001
                                                             ---------  ---------  ---------
 Risk-free interest rate....................................     4.66%     5.96%     4.72%
 Expected life (in years)...................................      0.5        0.5        0.5
 Expected volatility........................................     69.0%     77.0%     89.3%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 1999, 2000 and 2001 was $3.66, $20.25 and $22.60 per share, respectively, including the 15% discount from the quoted market price.

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

  Net Income Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                                   Year Ended December 31,
                                                            --------------------------------
                                                              1999        2000       2001
                                                            ---------  ----------  ---------

 Shares used in basic net income per share computation.....  387,867     423,067    457,031
 Effect of dilutive potential common shares resulting
   from stock options and common stock warrants............   76,190      95,886     65,690
 Effect of dilutive potential common shares resulting
   from common stock subject to repurchase.................    1,339         829        249
 Effect of dilutive convertible preferred stock............    2,511       2,539         --
                                                            ---------  ----------  ---------
 Shares used in diluted net income per share computation...  467,907     522,321    522,970
                                                            =========  ==========  =========

  The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                   Year Ended December 31,
                                                            --------------------------------
                                                              1999        2000       2001
                                                            ---------  ----------  ---------
Options excluded due to the exercise price exceeding the
  average fair value of the Company's common stock
  during the period........................................   13,433      11,599     59,504
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures......................    3,217      12,867     12,867
Weighted average shares issuable upon conversion of the
  mandatorily redeemable convertible preferred stock.......    4,610       2,012         --
                                                            ---------  ----------  ---------
Total common stock equivalents excluded from diluted net
  income per share computation.............................   21,260      26,478     72,371
                                                            =========  ==========  =========

  During the years ended December 31, 1999, 2000 and 2001, the options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock had weighted average exercise prices of $36.47, $89.82 and $58.05 per share, respectively.

  Stock Issued for Services

  In March 1999, OpenSite entered into an agreement with Protégé Software Limited ("Protégé"), pursuant to which Protégé managed a subsidiary of OpenSite. At the option of Protégé, the management fee for the period ended March 30, 2000, could be converted into shares of common stock at a price of approximately $8.00 per share. During 2000, OpenSite issued 34,690 shares of equivalent Siebel common stock valued at $1,921,000 to Protégé as full satisfaction of this fee. Neither OpenSite nor the Company is obligated to issue Protégé any additional shares of its common stock.

  Warrants for Common Stock

  In December 1999 and May 2000, OnLink issued approximately 34,700 and 109,200 warrants for shares of common stock, respectively, at an exercise price of $21.52 per share in connection with license agreements entered into with a customer. The warrants were fully vested and exercisable at the time of issuance. OnLink recorded the fair value of these warrants of $4,200 and $1,176,000 in the years ended December 31, 1999 and 2000, respectively, based on the Black-Scholes valuation model, using a risk-free interest rate of 4.85%, a contract life of three years, and a volatility factor of 71.0%. The value of these warrants was amortized as a reduction to revenues earned on the contract during the period of contract services and had been fully amortized as of December 31, 2001.

  During 1999, OpenSite issued warrants to purchase 58,128 shares of Siebel equivalent common stock at an exercise price per share of $0.15 (weighted average fair value on date of grant of $0.04 per warrant). During the period the warrants were outstanding, the holder of the warrants could have elected to put the outstanding warrants back to OpenSite. Accordingly, during the year ended December 31, 1999, OpenSite recognized consulting expense of approximately $269,000 to reflect the increase in value of the put feature of these warrants. The redemption provision expired on March 31, 1999, and, accordingly, the carrying amount of the remaining outstanding warrants was transferred to additional paid-in capital as of that date.

  Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock

  Prior to the Company's acquisition of OnLink, OnLink had issued an aggregate of 3,516,000 shares of its Series A, B and C convertible preferred stock in private placement transactions. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000.

  Prior to the Company's acquisition of OpenSite, OpenSite had issued an aggregate of 5,324,000 shares of its mandatorily redeemable convertible preferred stock (the "Preferred Stock"), net of repurchases, in private placement transactions. In connection with the Company's acquisition of OpenSite, the holders of the Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Preferred Stock, the holders of the Preferred Stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In accordance with the redemption rights of the Preferred Stock, the holders of the Preferred Stock could require OpenSite to repurchase the Preferred Stock at the then-current fair value of OpenSite's common stock, subject to certain restrictions as defined in the purchase agreements regarding the Preferred Stock. Accordingly, the Company recorded non-cash charges to stockholders' equity of $53,164,000 and $98,755,000 during the years ended December 31, 1999 and 2000, respectively, to reflect the Preferred Stock at its then-current redemption value. This charge to equity has been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

  Income Taxes

  Income before taxes includes income from foreign operations of approximately $7,388,000, $24,040,000 and $145,469,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The components of income tax expense (benefit) for the years ended December 31, 1999, 2000 and 2001, are as follows (in thousands):

                                                                 1999       2000       2001
                                                             ---------  ---------  ---------
 Current:
   Federal................................................. $  (8,796) $   9,168  $  48,626
   State...................................................        --      5,384     19,047
   Foreign.................................................     1,586     24,405     39,672
                                                             ---------  ---------  ---------
     Total current.........................................    (7,210)    38,957    107,345
 Deferred:
   Federal.................................................   (12,787)   (50,734)    13,493
   State...................................................    (5,430)   (13,571)   (20,602)
   Foreign.................................................        --      2,246     (4,527)
                                                             ---------  ---------  ---------
     Total deferred........................................   (18,217)   (62,059)   (11,636)

 Charge in lieu of taxes attributable
   to employer's stock option plans........................    91,679    185,613     53,800
                                                             ---------  ---------  ---------
     Total income taxes.................................... $  66,252  $ 162,511  $ 149,509
                                                             =========  =========  =========

  The differences between the income tax expense computed at the federal statutory rate of 35% and the Company's actual income tax expense for the years ended December 31, 1999, 2000 and 2001, are as follows:

                                                                 1999       2000       2001
                                                             ---------  ---------  ---------
  Expected income tax expense..............................      35.0%     35.0%     35.0%
  State income taxes, net of federal tax benefit...........       4.6%      4.7%      4.4%
  Foreign rate differential................................        -- %     (2.3)%     (3.0)%
  Other, net...............................................      (2.0)%      4.9%      0.6%
                                                             ---------  ---------  ---------
    Total income taxes.....................................      37.6%     42.3%     37.0%
                                                             =========  =========  =========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 2001, are as follows (in thousands):

                                                                 2000       2001
                                                             ---------  ---------
 Deferred tax assets:
   Allowance for doubtful accounts and returns............. $  13,088  $  15,747
   Accruals and reserves, not currently deducted
     for tax purposes......................................     9,761     11,179
   Credits and charitable contribution carryforwards.......    34,659     86,433
   Net operating loss carryforward.........................   377,337    506,781
   Depreciation and amortization...........................    31,711     52,725
   Other...................................................     7,677     13,231
                                                             ---------  ---------
     Deferred assets.......................................   474,233    686,096
                                                             ---------  ---------
 Deferred tax liabilities:
   Unrealized gain on investments..........................    (3,385)    (4,692)
                                                             ---------  ---------
     Deferred liabilities..................................    (3,385)    (4,692)
                                                             ---------  ---------
 Valuation allowance.......................................  (377,315)  (570,548)
                                                             ---------  ---------
       Net deferred tax assets............................. $  93,533  $ 110,856
                                                             =========  =========

  Deferred tax assets of approximately $571,000,000 at December 31, 2001, pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable stemming from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity rather than as a reduction of income tax expense.

  As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $1,312,300,000 and $944,700,000, respectively, available to offset future taxable income. In addition, the Company had federal and state research and development credit carryforwards of $34,407,000 and $29,434,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss ("NOL") carryforwards will begin to expire in 2018, if not utilized. The Company's state NOL carryforwards will begin to expire in 2003, if not utilized. The Company's federal research and development credit carryforward will begin to expire in 2018, if not utilized. The state research and development credit can be carried forward indefinitely.

  The Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). To date, the IRS has not proposed any adjustments to these returns. Should the IRS propose adjustments to these returns as a result of its examination, the Company believes that it has made adequate provision in the financial statements for such adjustments, if any.

  The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2001, the Company has unrecognized deferred tax liabilities of approximately $70,000,000 related to approximately $200,000,000 of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered permanently invested in operations outside the United States.

  Related Party Transactions

  Certain members of the Company's Board of Directors serve as officers for the Company's customers. In 1999, software license revenues from these customers were $1,382,000. There were no significant accounts receivable or software license revenues from related parties as of and for the years ended December 31, 2000 and 2001.

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

  The Company evaluates the performance of its geographic regions based on revenues and gross margin only. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and gross margin.

  During each of the years ended December 31, 1999, 2000 and 2001, the Company's revenues within the United States totaled $605,919,000, $1,162,428,000 and $1,223,003,000, respectively. Total international revenues for the years ended December 31, 1999, 2000 and 2001 were $207,542,000, $632,956,000 and $825,398,000, respectively. While a majority of the Company's software license revenues are derived from the United States, the Company's international software license revenues have been increasing as a percentage of total software license revenues. International software license revenues for the years ended December 31, 1999, 2000 and 2001, were $157,653,000, $447,854,000 and $479,334,000, respectively. This represented 31%, 40% and 45% of total software license revenues, respectively. The Company's international software license revenues are principally in Europe and Asia Pacific. The following geographic information is presented for the years ended December 31, 1999, 2000 and 2001 (in thousands):

                               North                Asia
                  Year     America     Europe   Pacific    Other      Totals
                 -------  ---------   --------  --------  --------  ----------
   Revenues:       1999   $  618,396  $160,106  $ 29,314  $  5,645  $  813,461
                   2000   $1,196,874   460,989    95,187    42,334   1,795,384
                   2001   $1,274,181   617,559   119,086    37,575   2,048,401

   Gross margin:   1999   $  445,280  $148,793  $ 28,077  $  5,048  $  627,198
                   2000      868,698   374,325    76,122    32,470   1,351,615
                   2001      869,424   484,147    89,150    24,886   1,467,607

  No single customer has accounted for 10% or more of total revenues in 1999, 2000 or 2001.

  Business Combinations

  During the three years ended December 31, 2001, the Company completed the following transactions, each of which has been accounted for as a pooling of interests:

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

  In connection with the Company's acquisitions of Janna, OnLink and OpenSite, the Company expensed approximately $36,504,000 of direct merger-related expenses. These costs consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2001, the Company had settled $35,849,000 of these merger-related costs and has reflected the remaining $655,000 of these merger-related costs in accrued liabilities. The remaining liabilities consist primarily of legal and lease termination fees. The Company expects to settle these liabilities in 2002. The Company did not incur any significant merger-related costs in connection with the acquisition of OnTarget.

  Each of the above transactions was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of each of the above companies have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. The following table presents the results of operations of each of the separate companies prior to their acquisition and the combined amounts for the period subsequent to acquisition, as presented in the accompanying consolidated financial statements of the Company (in thousands):

                              Year Ended December 31,
                             --------------------
                               1999       2000
                             ---------  ---------
 Total revenues:
   Siebel.................. $ 761,768  $1,755,383
   OnTarget................    29,152          --
   OpenSite................     7,878       3,709
   OnLink..................     2,186       8,183
   Janna...................    12,477      28,109
                             ---------  ---------
                            $ 813,461  $1,795,384
                             =========  =========

 Net income (loss):
   Siebel.................. $ 122,172  $  243,051
   OnTarget................       (80)         --
   OpenSite................    (7,567)     (6,310)
   OnLink..................    (6,414)    (13,450)
   Janna...................     1,914      (1,392)
                             ---------  ---------
                            $ 110,025  $  221,899
                             =========  =========

  Acquisitions

  During the three years ended December 31, 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

  nQuire Software, Inc.

  On November 19, 2001, the Company acquired all of the outstanding securities of nQuire Software, Inc. ("nQuire"), a provider of Internet-based business analytics software. The Company acquired nQuire in order to capitalize on the expertise of the nQuire management team in the analytics market and their ability to develop new products using the Company's existing technology and technology acquired in the acquisition. As a result of this acquisition, the Company expects to become a leading provider of business intelligence and analytics application software.

  The Company acquired nQuire for total consideration of $59,722,000, consisting of 2,259,810 shares of the Company's common stock valued at $58,416,000 and options to existing employees of nQuire to purchase 56,108 shares of the Company's common stock valued at $1,306,000. The number of shares to be issued was not determined until November 19, 2001, and, accordingly, the common stock was valued based on the closing market price of the Company's common stock on that date. The Company valued the stock options issued to the employees of nQuire based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 90.0%. The purchase price was allocated to tangible net assets, including net deferred tax assets of $5,318,000, other current assets of $1,258,000, property and equipment of $105,000, assumed current liabilities of $2,872,000 and deferred compensation related to unvested stock options and restricted common stock of $1,397,000. Based in part on a independent valuation study of nQuire, the Company determined that there was no purchased in-process research and development and that the only identifiable intangible asset not subsumed into goodwill (i.e., assembled workforce) was "acquired technology" valued at $7,500,000. The acquired technology is currently being amortized over its useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $47,016,000 was recorded as goodwill. This amount is not expected to be deductible for tax purposes.

  As a result of nQuire meeting certain revenue and product delivery targets for the fourth quarter of 2001, as defined in the merger agreement, the Company issued an additional 163,500 shares valued at $5,690,000 in January 2002. The Company recorded $5,480,000 of this additional consideration as goodwill and $210,000 as compensation expense. In the event that nQuire meets certain post-closing revenue and product delivery targets for the years ended December 31, 2002 and 2003, as defined in the merger agreement, the Company could issue the shareholders of nQuire an aggregate of an additional 1,151,400 shares of the Company's common stock (the "nQuire Earnout"). The ultimate value of the nQuire Earnout depends upon the market value of the Company's common stock when paid. The Company will record approximately 96% of the nQuire Earnout, if paid, as goodwill and the remaining 4% of the nQuire Earnout, if paid, as compensation expense. The Company will record the compensation portion of the payments when the Company determines that it is probable that the Company will be obligated to pay such amounts and the goodwill portion will be recorded when actually paid.

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. During 1999, the Company had non-cash reductions in accounts receivable, prepaids and other, property and equipment, other assets, accounts payable, accrued expenses and deferred revenue of $116,000, $602,000, $35,000, $505,000, $4,398,000, $5,275,000 and $149,000, respectively, attributable to the deconsolidation of Sales.com. As a result of the sale of the controlling interest in Sales.com, the Company accounted for the investment in Sales.com using the equity method during the year ended December 31, 2000. Through recording the Company's portion of Sales.com's losses, the carrying value of the Company's investment in Sales.com had been reduced to zero as of December 31, 2000. On January 12, 2001, the Company re-acquired all of the outstanding securities of Sales.com for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000, and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology. This amount is currently being amortized over three years using the straight-line method.

  Wind S.r.l.

  On September 27, 2000 (the "Initial Purchase"), and September 28, 2001 (the "Final Purchase"), the Company acquired 81% and 19%, respectively, of the outstanding shares of Wind S.r.l. ("Wind") for net cash consideration of $3,257,000 and $928,500, respectively. Wind, an Italian consulting company and a Siebel partner since 1999, specialized in eBusiness, ERP and business intelligence systems implementation. The Initial Purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the Initial Purchase price over the fair value of the tangible net assets acquired of $2,930,000 was allocated to goodwill, which is being amortized using a three-year life, with amortization ceasing on January 1, 2002, the date the Company fully adopted SFAS 142. The Final Purchase price of $928,500 was recorded as goodwill and is being amortized over the remaining life of the goodwill, with amortization also ceasing on January 1, 2002. During the first quarters of 2001 and 2002, the Company paid additional consideration to Wind's stockholders of approximately $814,000 and $780,000, respectively, based on Wind meeting certain revenue targets, as defined in the merger agreement. The Company recorded this additional consideration as compensation expense. In the event that Wind meets certain revenue targets for the year ended December 31, 2002, as defined in the merger agreement, the Company must pay the stockholders of Wind additional cash consideration of $1,500,000. This additional consideration will be recorded as compensation expense when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR"), a privately held provider of sales training solutions and consulting services. The Company acquired MOHR for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000 (the "MOHR Obligation"). The Company paid $1,500,000 of the MOHR Obligation in January 2001 and is required to make an additional payment of $1,500,000 on January 31, 2002. The purchase price of $10,905,000 was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,022,000 was allocated to goodwill, which is being amortized using a three-year life, with amortization ceasing on January 1, 2002, the date the Company fully adopted SFAS 142. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,372,000 to MOHR's stockholders during the first quarter of 2001. The Company recorded $310,000 of this additional consideration as goodwill and $1,062,000 as compensation expense.

  In the event that certain individuals meet certain post closing requirements, as defined in the merger agreement, the Company could pay additional cash consideration of $2,500,000. The Company will record $1,000,000 of the additional consideration, if paid, as goodwill and $1,500,000 of the additional consideration, if paid, as compensation expense. The Company will record the goodwill portion when paid and the compensation portion when the Company determines that it is probable that the Company will be obligated to pay such amounts.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren"), a leading provider of high-performance marketing automation software based in Reston, Virginia. Paragren was previously a wholly owned subsidiary of APAC Customer Services, Inc. The Company acquired Paragren for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. A valuation study was performed on Paragren, and it was determined that there was no purchased in-process research and development. As a result, the excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to goodwill and is being amortized over a three-year life, with amortization ceasing on January 1, 2002, the date the Company fully adopted SFAS 142. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,756,000 to Paragren's stockholders during the first quarter of 2001. The Company recorded this additional consideration as goodwill, which is being amortized over the remaining two-year life of the goodwill through January 1, 2002, the date the Company fully adopted SFAS 142.

  LivePage Corporation

  On October 1, 1999, Janna acquired all of the outstanding securities of LivePage Corporation ("LivePage"), a provider of Web content management and personalization software located in Ontario, Canada. Janna acquired LivePage for total consideration of $12,537,000, consisting of cash consideration of $802,000 and the issuance of 1,520,000 shares of common stock valued at $11,735,000. The purchase price was allocated to tangible net assets, including current assets of $815,000, property and equipment of $55,000, and assumed current liabilities of $1,052,000. The Company allocated $3,443,000 of the purchase price to an identifiable intangible asset (acquired technology), which is currently being amortized over three years. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $9,276,000 was allocated to goodwill and is being amortized over a five-year life, with amortization ceasing on January 1, 2002, the date the Company fully adopted SFAS 142.

  Archer Enterprise Systems, Inc.

  On September 24, 1999, Janna acquired all of the outstanding securities of Archer Enterprise Systems, Inc. ("Archer"), a provider of customer relationship management synchronization software located in Ontario, Canada. Janna acquired Archer for total consideration of $2,147,000, consisting of cash consideration of $441,000 and the issuance of 222,000 shares of common stock valued at $1,706,000. The purchase price was allocated to tangible net assets, including current assets of $2,876,000, property and equipment of $111,000, and assumed current liabilities of $840,000. The entire purchase price was allocated to identifiable tangible assets and, accordingly, the Company did not allocate any of the purchase price to goodwill.

  Target Marketing Systems and The Sales Consultancy, Inc.

  In January and February 1999, OnTarget acquired Target Marketing Systems Worldwide Limited, Target Marketing Systems S.A., and The Sales Consultancy Inc. in exchange for convertible notes and OnTarget stock. OnTarget recorded goodwill of $9,745,000 in connection with these acquisitions. The goodwill is being amortized over a five-year life using the straight-line method, with amortization ceasing on January 1, 2002, the date the Company fully adopted SFAS 142.

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

  Selected Quarterly Financial Data (unaudited)

  The following table presents selected quarterly information for 2000 and 2001 (in thousands, except share data):

                                                             First     Second    Third     Fourth
                                                          quarter   quarter   quarter   quarter
                                                          --------  --------  --------  --------
  2000:
  Total revenues........................................ $319,691  $397,544  $496,515  $581,634
  Gross margin..........................................  241,830   294,856   369,625   445,304
  Net income............................................   35,313    39,599    67,503    79,484
  Net income (loss) available to common stockholders....  (41,735)   17,892    67,503    79,484
  Diluted net income (loss) per common share............    (0.10)     0.04      0.13      0.15
  Basic net income (loss) per common share..............    (0.10)     0.04      0.16      0.18

  2001:
  Total revenues........................................ $588,741  $549,742  $428,487  $481,431
  Gross margin..........................................  423,092   397,761   291,214   355,540
  Net income............................................   76,921    76,557    35,197    65,900
  Net income available to common stockholders...........   76,921    76,557    35,197    65,900
  Diluted net income per common share...................     0.15      0.15      0.07      0.13
  Basic net income per common share.....................     0.17      0.17      0.08      0.14

Schedule II

Valuation and Qualifying Accounts

                                 Balance at  Charged to             Balance at
                                 beginning   costs and                end of
                                  of year    expenses   Deductions     year
                                 ----------  ---------  ----------  ----------
                                             (in thousands)
Allowance For Doubtful Accounts:
  Year ended December 31, 1999. $   10,588  $   8,111  $    5,531  $   13,168
  Year ended December 31, 2000. $   13,168  $  39,385  $    8,904  $   43,649
  Year ended December 31, 2001. $   43,649  $  26,403  $   23,381  $   46,671

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: March 25, 2002 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Thomas M. Siebel and Kenneth A. Goldman, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ Patricia A. House Patricia A. House	Vice Chairman and Vice President, Strategic Planning	March 25, 2002
/s/ James C. Gaither James C. Gaither	Director	March 25, 2002
/s/ Marc F. Racicot Marc F. Racicot	Director	March 25, 2002
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	March 25, 2002
/s/ Charles R. Schwab Charles R. Schwab	Director	March 25, 2002
/s/ George T. Shaheen George T. Shaheen	Director	March 25, 2002
/s/ A. Michael Spence, Ph.D. A. Michael Spence, Ph.D.	Director	March 25, 2002