Form 10-Q
period 2002-03-31
SIEBEL SYSTEMS INC
filed 2002-05-02
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 19, 2002 was 473,572,763.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2002
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except per share data; unaudited)

                                                                       December 31,   March 31,
                                                                           2001          2002
                                                                       ------------  ------------
Assets

Current assets:
   Cash and cash equivalents......................................... $    799,090  $    954,374
   Short-term investments............................................      857,565       923,481
   Marketable equity securities......................................        8,254         8,827
   Accounts receivable, net..........................................      396,297       369,161
   Deferred income taxes.............................................       58,131        61,241
   Prepaids and other................................................       70,766        54,425
                                                                       ------------  ------------
          Total current assets.......................................    2,190,103     2,371,509

Property and equipment, net..........................................      353,242       346,551
Goodwill.............................................................       72,869        78,824
Intangible assets, net...............................................       19,000        16,772
Other assets.........................................................       56,905        56,112
Deferred income taxes................................................       52,725        52,725
                                                                       ------------  ------------
          Total assets............................................... $  2,744,844  $  2,922,493
                                                                       ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................................. $     14,395  $     19,391
   Accrued expenses..................................................      350,282       356,269
   Deferred revenue..................................................      241,017       273,046
                                                                       ------------  ------------
          Total current liabilities..................................      605,694       648,706

Capital lease obligations............................................        3,048        20,222
Convertible subordinated debentures..................................      300,000       300,000
                                                                       ------------  ------------
          Total liabilities..........................................      908,742       968,928
                                                                       ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
    466,950 and 473,229 shares issued and outstanding, respectively..          467           473
  Additional paid-in capital.........................................    1,357,422     1,416,452
  Notes receivable from stockholders.................................         (422)         (422)
  Deferred compensation..............................................       (8,362)       (6,873)
  Accumulated other comprehensive income (loss)......................        6,174        (1,509)
  Retained earnings..................................................      480,823       545,444
                                                                       ------------  ------------
          Total stockholders' equity.................................    1,836,102     1,953,565
                                                                       ------------  ------------
          Total liabilities and stockholders' equity................. $  2,744,844  $  2,922,493
                                                                       ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                               2001        2002
                                                             ---------  ----------
Revenues:
   Software................................................ $ 335,101  $  246,047
   Professional services, maintenance and other............   263,649     231,800
                                                             ---------  ----------
       Total revenues......................................   598,750     477,847
                                                             ---------  ----------
Cost of revenues:
   Software................................................     4,361       5,295
   Professional services, maintenance and other............   172,675     126,014
                                                             ---------  ----------
       Total cost of revenues..............................   177,036     131,309
                                                             ---------  ----------
       Gross margin........................................   421,714     346,538
                                                             ---------  ----------
Operating expenses:
   Product development.....................................    48,133      49,064
   Sales and marketing.....................................   211,959     165,345
   General and administrative..............................    54,226      41,751
                                                             ---------  ----------
       Total operating expenses............................   314,318     256,160
                                                             ---------  ----------
       Operating income....................................   107,396      90,378
Other income, net..........................................    14,699      10,593
                                                             ---------  ----------
       Income before income taxes..........................   122,095     100,971
Income taxes...............................................    45,174      36,350
                                                             ---------  ----------
       Net income ......................................... $  76,921  $   64,621
                                                             =========  ==========

Diluted net income per share............................... $    0.15  $     0.12
                                                             =========  ==========
Basic net income per share................................. $    0.17  $     0.14
                                                             =========  ==========

Shares used in diluted share computation...................   519,873     542,990
                                                             =========  ==========
Shares used in basic share computation.....................   448,025     470,489
                                                             =========  ==========
Comprehensive income:
Net income ................................................ $  76,921  $   64,621
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments................    (4,867)     (2,263)
   Realized (gain) loss previously recognized in other
      comprehensive income.................................    (1,176)     (2,252)
   Unrealized gain (loss) on investments...................    (2,579)     (3,168)
                                                             ---------  ----------
       Other comprehensive income (loss)...................    (8,622)     (7,683)
                                                             ---------  ----------
       Total comprehensive income.......................... $  68,299  $   56,938
                                                             =========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2001       2002
                                                                             ---------  ---------
Cash flows from operating activities:
   Net income.............................................................. $  76,921  $  64,621
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Compensation related to stock options, net............................     1,446      1,607
     Depreciation and other amortization...................................    14,677     32,003
     Amortization of goodwill..............................................     5,566         --
     Amortization of identifiable intangible assets........................     1,378      2,228
     Exchange of software for cost-method investments......................      (720)        --
     Deferred income taxes.................................................       (48)       504
     Tax benefit from exercise of stock options............................    31,000     10,000
     Write-down of cost-method investments to fair value...................       672         --
     Net gains on short-term investments and marketable equity securities..    (1,176)    (2,252)
     Provision for doubtful accounts and returns...........................    11,516      4,757
     Changes in operating assets and liabilities:
        Accounts receivable................................................    10,642     22,379
        Prepaids and other.................................................    24,962     16,341
        Accounts payable and accrued expenses..............................     4,417      5,285
        Deferred revenue...................................................    44,759     32,029
                                                                             ---------  ---------
           Net cash provided by operating activities.......................   226,012    189,502
                                                                             ---------  ---------
Cash flows from investing activities:
   Purchase of marketable equity securities................................        --     (1,000)
   Purchases of property and equipment.....................................   (91,944)   (22,645)
   Purchases of short-term investments.....................................  (190,870)  (348,075)
   Sales and maturities of short-term investments..........................   169,527    273,439
   Purchase consideration for acquired businesses, net of cash received....     9,484       (500)
   Other non-operating assets and non-marketable securities................    (6,692)       491
   Repayments from (advances to) affiliate, net............................    10,579         --
                                                                             ---------  ---------
           Net cash used in investing activities...........................   (99,916)   (98,290)
                                                                             ---------  ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases..............    37,244     43,440
   Proceeds from equipment financing.......................................        --     24,873
   Repayments of capital lease obligations.................................        --     (2,001)
   Repayments of stockholder notes.........................................       698         --
                                                                             ---------  ---------
           Net cash provided by financing activities.......................    37,942     66,312
                                                                             ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..........    (4,867)    (2,240)
                                                                             ---------  ---------
Change in cash and cash equivalents........................................   159,171    155,284
Cash and cash equivalents, beginning of period.............................   751,384    799,090
                                                                             ---------  ---------
Cash and cash equivalents, end of period................................... $ 910,555  $ 954,374
                                                                             =========  =========
Supplemental disclosures of cash flows information:
   Cash paid for interest.................................................. $   8,301  $   8,623
                                                                             =========  =========

   Cash paid for income taxes.............................................. $   5,251  $   5,434
                                                                             =========  =========
Supplemental disclosures of non-cash activities:
   Common stock and stock options issued for acquisitions.................. $  28,235  $   5,478
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

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of March 31, 2002, and the three months ended March 31, 2001 and 2002, are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

  The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures was $454,680,000 as of March 31, 2002. The fair value of the Company's derivative financial instruments (i.e., foreign exchange contracts) was $827,000 as of March 31, 2002.

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

  The Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments recognized in other income, net totaled $672,000 for the three months ended March 31, 2001. There were no other-than-temporary impairments during the three months ended March 31, 2002.

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

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Capital lease amortization is included with depreciation expense and the associated accumulated amortization is included with accumulated depreciation in the accompanying financial statements. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally three to five years, or the lease term, if applicable. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the statement of operations.

  Intangible Assets and Goodwill

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below).

  The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassed from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

  As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001 for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. Refer to Note 2 for further discussion of the Company's intangible assets and goodwill.

  Impairment of Long-Lived Assets

  The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company's determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill is tested for impairment annually on July 1, in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.

  On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

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

  The Company's customers include a number of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's-length. During the three months ended March 31, 2001 and 2002, the Company recognized approximately $38,000,000 and $19,800,000, respectively, of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions. The Company generally defines "at or about the same time" as "within six months."

  The Company has established a program whereby qualified startup companies can obtain Siebel eBusiness software in exchange for shares of their equity securities. Qualified startup companies are generally companies that have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized approximately $700,000 of software license revenues related to this program during the three months ended March 31, 2001. The Company did not recognize any revenue related to this program during the three months ended March 31, 2002.

  Cost of Revenues

  Cost of software consists primarily of amortization of acquired technology; media; product packaging and shipping; documentation and other production costs; and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and other global services personnel, including cost of services provided by third-party consultants engaged by the Company.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $9,063,000 and $5,485,000 for the three months ended March 31, 2001 and 2002, respectively.

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

  Net Income Per Share

  Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options to purchase common stock, restricted common stock subject to repurchase by the Company, and warrants outstanding, using the treasury stock method. Dilutive net income per share also gives effect, when dilutive, to the conversion of the convertible subordinated debentures, using the if-converted method.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Intangible Assets and Goodwill

  Intangible assets, net consisted of the following (in thousands):

                                                      December 31,   March 31,
                                                         2001          2002
                                                      ----------    ----------
   Acquired technology.............................  $   26,747    $   26,747
   Less: accumulated amortization..................       7,747         9,975
                                                      ----------    ----------
        Intangible assets, net.....................  $   19,000    $   16,772
                                                      ==========    ==========

  Expected future amortization expense related to identifiable intangible assets (acquired technology) for the nine-month period from April 1, 2002 to December 31, 2002 and each of the fiscal years thereafter is as follows (in thousands):

  Period Ending December 31,
  -------------------------------
   2002............................................  $    6,418
   2003............................................       7,837
   2004............................................       2,517
                                                      ----------
       Total.......................................  $   16,772
                                                      ==========

  The changes in the carrying amount of goodwill during the three months ended March 31, 2002 are as follows:

   Balance as of December 31, 2001.................  $   72,869
   Earnout payments to the stockholders of
      acquired companies...........................       5,978
   Foreign currency fluctuation....................         (23)
                                                      ----------
   Balance as of March 31, 2002....................  $   78,824
                                                      ==========

  Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        2001       2002
                                                      ---------  ---------
Net income:
   As reported.....................................  $  76,921  $  64,621
   Add: goodwill amortization, net of taxes........      3,507         --
                                                      ---------  ---------
     Adjusted net income...........................  $  80,428  $  64,621
                                                      =========  =========

Diluted net income per share:
   As reported.....................................  $    0.15  $    0.12
   Add: goodwill amortization, net of taxes........         --         --
                                                      ---------  ---------
     Adjusted diluted net income per share.........  $    0.15  $    0.12
                                                      =========  =========

Basic net income per share:
   As reported.....................................  $    0.17  $    0.14
   Add: goodwill amortization, net of taxes........       0.01         --
                                                      ---------  ---------
      Adjusted basic net income per share..........  $    0.18  $    0.14
                                                      =========  =========

  Convertible Subordinated Debentures

  As of December 31, 2001 and March 31, 2002, the Company had $300,000,000 of convertible subordinated debentures outstanding. The seven year-term convertible subordinated debentures mature September 15, 2006; bear interest at a rate of 5.50% per annum; and are convertible at the option of the holder into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption amount will range from $309,420,000 to $302,370,000, if the notes are redeemed between September 15, 2002, and September 14, 2006. Redemptions after September 14, 2006, will be at $300,000,000. The Company will pay accrued interest through the redemption date. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Commitments and Contingencies

  Letters of Credit

  As of March 31, 2002, the Company had secured letters of credit with banks totaling approximately $10,200,000. These letters of credit, which expire between May 2002 and November 2015, collateralize the Company's lease obligations to various third parties.

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

  Lease Obligations

  During the three months ended March 31, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24,873,000. The Company has recorded this arrangement as a capital lease. The lease requires monthly lease payments of $589,000, which includes both principal and interest, over the four-year lease term.

  As of March 31, 2002, the Company leased facilities and certain equipment under noncancelable operating leases expiring between 2002 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for the three months ended March 31, 2001 and 2002, was $20,597,000 and $24,963,000, respectively. Future minimum lease payments under both operating and capital leases are as follows (in thousands):

                                                       Capital      Operating
                                                        Leases        Leases
                                                      ----------    ----------
  Nine months ending December 31, 2002.............  $    6,737    $   73,239
  Year ending December 31, 2003....................       8,983       113,791
  Year ending December 31, 2004....................       8,193       115,100
  Year ending December 31, 2005....................       7,068       111,228
  Year ending December 31, 2006....................          --       101,574
  Year ending December 31, 2007....................          --        96,225
  Year ending December 31, 2008 and thereafter.....          --       570,720
                                                      ----------    ----------
       Total minimum lease payments................      30,981    $1,181,877
                                                                    ==========
       Amounts representing interest...............      (3,383)
                                                      ----------
       Present value of minimum lease payments.....      27,598
       Less: capital lease obligations, short-term
          portion (included in accrued liabilities)       7,376
                                                      ----------
       Capital lease obligations, long term portion  $   20,222
                                                      ==========

  Stockholders' Equity

  Amended and Restated Certificate of Incorporation

  On June 6, 2001, the Company's stockholders approved the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 800,000,000 shares to 2,000,000,000 shares.

  Exchangeable Shares and Series A1 Preferred Stock

  In connection with the acquisition of Janna Systems Inc. ("Janna") in November 2000, the Company issued certain Janna stockholders that were resident in Canada newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary of the Company that are currently exchangeable for the Company's common stock. Until November 30, 2005 (or earlier under certain circumstances), the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. On November 30, 2005, any remaining outstanding Exchangeable Shares must convert on a one-for-one basis into the Company's common stock.

  In connection with the acquisition of Janna, the Company issued one share of Series A1 Preferred Stock to Montreal Trust Company of Canada (the "Trustee"), as trustee on behalf of the holders of the Exchangeable Shares. The Series A1 Preferred Stock gives the holders of Exchangeable Shares the ability to vote on the same basis as the holders of the Company's common stock. The Trustee, as the holder of the Series A1 Preferred Stock, is entitled to a number of votes equal to the number of Exchangeable Shares outstanding.

  Stock-Based Compensation

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2001 and March 31, 2002, a total of 271,000 and 219,000 outstanding shares of common stock, respectively, were subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares, and the cash paid by the Company did not exceed the market value of the restricted shares at the time of repurchase. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option. There were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant during the three months ended March 31, 2001 and 2002.

  Net Income Per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2001       2002
                                                      ---------  ---------
Shares used in basic net income
   per share computation...........................    448,025    470,489
Effect of dilutive potential common shares
   resulting from stock options and common
   stock warrants..................................     71,502     72,341
Effect of dilutive potential common shares
   resulting from common stock subject
   to repurchase...................................        346        160
                                                      ---------  ---------
Shares used in diluted net income
   per share computation...........................    519,873    542,990
                                                      =========  =========

  The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2001       2002
                                                      ---------  ---------
Options excluded due to the exercise price
  exceeding the average fair value of  the
  Company's common stock during the period.........     38,723     60,813
Weighted average shares issuable upon
  conversion of the subordinated debentures........     12,867     12,867
                                                      ---------  ---------
Total common stock equivalents excluded
  from diluted net income per share
  computation......................................     51,590     73,680
                                                      =========  =========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock had weighted average exercise prices of $70.63 and $56.82 per share during the three months ended March 31, 2001 and 2002, respectively.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific eBusiness software applications. Substantially all revenues result from the license of the Company's software products and related professional services and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software.

  Acquisitions

  During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company completed the following transactions, each of which has been accounted for as a purchase:

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

  The Company acquired nQuire for initial consideration of $59,722,000, consisting of 2,259,810 shares of the Company's common stock valued at $58,416,000 and options to existing employees of nQuire to purchase 56,108 shares of the Company's common stock valued at $1,306,000. The number of shares to be issued was not determined until November 19, 2001, and, accordingly, the common stock was valued based on the closing market price of the Company's common stock on that date. The Company valued the stock options issued to the employees of nQuire based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 90.0%. The purchase price was allocated to tangible net assets, including net deferred tax assets of $5,318,000, other current assets of $1,258,000, property and equipment of $105,000, assumed current liabilities of $2,872,000 and deferred compensation related to unvested stock options and restricted common stock of $1,397,000. Based in part on an independent valuation study of nQuire, the Company determined that there was no purchased in-process research and development and that the only identifiable intangible asset not subsumed into goodwill (i.e., assembled workforce) was "acquired technology" valued at $7,500,000. The acquired technology is currently being amortized over its useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $47,016,000 was recorded as goodwill. This amount is not expected to be deductible for tax purposes.

  As a result of nQuire meeting certain revenue and product delivery targets for the fourth quarter of 2001, as defined in the merger agreement, the Company issued in January 2002 an additional 163,500 shares valued at $5,688,000. The Company recorded $5,478,000 of this additional consideration as goodwill and $210,000 as compensation expense. In the event that nQuire meets certain post-closing revenue and product delivery targets for the years ended December 31, 2002 and 2003, as defined in the merger agreement, the Company could issue the shareholders of nQuire an aggregate of an additional 1,151,400 shares of the Company's common stock (the "nQuire Earnout"). The ultimate value of the nQuire Earnout depends upon the market value of the Company's common stock when paid. The Company will record approximately 96.0% of the nQuire Earnout, if paid, as goodwill and the remaining 4.0% of the nQuire Earnout, if paid, as compensation expense. The Company will record the compensation portion of the payments when the Company determines that it is probable that the Company will be obligated to pay such amounts and the goodwill portion will be recorded when actually paid.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in quarterly report are based on information available to us as of the date of this quarterly report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report.

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

Overview of the Results for the Three Months Ended March 31, 2002

The Company believes that in continued adverse economic conditions in the information technology industry, its financial performance during the first quarter of 2002 was solid, having improved many of its key operating metrics and strengthened its financial position compared to December 31, 2001. The Company has continued to maintain or increase its market share in each of the product categories in which it operates. Siebel 7, which was introduced in the fourth quarter of 2001, has continued to distinguish the Company from its competitors. From a financial perspective, the Company continued its history of operating a cash positive, profitable business.

The Company's revenue growth and profitability depends in large part on the overall global economic and business conditions and the demand for information technology, particularly within the markets in which the Company offers industry-specific versions of its products. The majority of the Company's revenues are generated from major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries. Accordingly, the Company's business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. As the Company entered 2002, the global economy appeared to be stabilizing and the information technology industry seemed poised to return to positive growth. Although recent economic data indicate that macro-economic conditions may be stabilizing, capital spending by corporations, and more specifically, technology spending, appears to be lagging the overall economic recovery. As a result, economic conditions within the information technology industry continued to be extremely difficult during the first three months of 2002. In fact, in the first quarter, the overall demand for information technology did not increase at the rate management anticipated and, in many regions, such as Europe, demand decreased.

In response to the weakening global economy, the Company set five broad objectives, which were used to guide management's decisions during the first three months of 2002: (i) operate a cash positive, profitable business; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve the Company's market leadership; (iv) maintain the Company's product leadership in eBusiness; and (v) continue to develop solutions for the Company's customers that lower the total cost of integrating software applications. With these broad objectives as a guide, the Company continued many of the initiatives undertaken in 2001. Management's actions during the three months ended March 31, 2002 included the following:

  The Company assessed its revenue pipeline by industry in order to focus its efforts on the transactions with the highest probability of success and identify industries, such as the consumer packaged goods and public sector, that were showing signs of strengthening.

  The Company maintained the cost controls that it initiated in 2001 and, accordingly, made virtually all costs variable with revenue, with the exception of depreciation, amortization and facilities expenditures. Specifically, management continued to reduce advertising expenditures, maintained the chief executive officer compensation at one dollar, maintained the 20% reductions in senior executive compensation, reduced or eliminated bonuses for other employees, deferred merit compensation increases, and reduced other discretionary expenditures, such as travel and recruiting.

  The Company continued its requirement of obtaining competitive bids, where appropriate. In addition, the Company continued to require chief executive officer approval for all significant purchases and all hiring.

  In order to ensure that the Company maintains continuity of business operations under adverse circumstances, including a significant geopolitical dislocation in the San Francisco Bay Area, the Company has begun to strengthen its data communications and customer service infrastructure. The Company expects that by mid-year 2002, the Company will have strengthened its ability to provide the highest-quality customer service globally, including during a significant and sustained system outage at any of the Company's facilities.

  The Company continued its focus on customer satisfaction by leading a team of system integrators and software vendors in a collaborative effort to reduce the cost to the Company's customers of integrating software applications. Through this collaborative effort, the Company intends to release, later this year, "Universal Application Network," a standards-based, vendor-independent application integration solution. Universal Application Network is designed to address one of the primary challenges facing the software applications industry: driving down the cost of application ownership and maintenance.

As a result of these actions and the actions undertaken in 2001, the Company was able to operate a cash positive, profitable business in challenging economic times; maintain or increase the Company's customer satisfaction levels; maintain or increase the Company's market share in the various product categories in which it operates; continue its technology leadership in the customer relationship management market; and continue its efforts to lower the total cost to the Company's customers of integrating software applications. In addition, the Company achieved the following financial results:

  Total revenues and total expenses for the first quarter of 2002 remained comparable on a sequential basis with the fourth quarter of 2001, with a decrease of approximately 1% for total revenues and total expenses.

  Total quarterly expenses decreased by 21%, from $491.4 million in the first quarter of 2001, to $387.5 million in the first quarter of 2002.

  Operating margins increased from 18% during the first quarter of 2001 to 19% during the first quarter of 2002.

  Cash and short-term investments increased by $221.2 million, or 13%, from $1,656.7 million as of December 31, 2001, to $1,877.9 as of March 31, 2002, representing approximately 61% and 64% of total assets, respectively. During 2001 and the first three months of 2002, a period of deteriorating global economic conditions, the Company increased cash and short-term investments by $725.3 million, or 63%, primarily through operations.

  Cash flows from operations were $226.0 million and $189.5 million during the three months ended March 31, 2001 and 2002, respectively.

  Days sales outstanding decreased from 74 days as of December 31, 2001, to 70 days as of March 31, 2002.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 13%, from $241.0 million as of December 31, 2001, to $273.0 million as of March 31, 2002.

As a result of current economic uncertainties and concerns regarding the accounting practices of publicly traded companies, the Company believes that three specific factors will increasingly become important measures of a company's overall performance and value: (i) positive cash flows from operations; (ii) positive earnings that are reported in accordance with both the form and the intent of generally accepted accounting principles; and (iii) a strong balance sheet. Since shipment of its first product in the fourth quarter of 1994, the Company's operations have produced positive cash flows and earnings, both of which have increased in each of the last five years. The Company believes that its financial position is strong, with total assets of $2,922.5 million, cash and short-term investments of $1,877.9 million, and working capital of $1,722.8 million.

The Company believes that the application of accounting standards are as important as a company's reported financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The Company utilizes its internal audit department to help ensure that it follows these accounting policies and maintain its internal controls. The Company reviews its annual and quarterly results, along with key accounting policies, with its audit committee prior to the release of financial results. In order to ensure that the Company provides a clear view of its financial performance, the Company has avoided some of the accounting practices currently in question, such as disclosing operating results on a "pro forma" basis that excludes amortization of intangibles and/or stock-based compensation. In addition, the Company has not entered into any significant transactions with related parties. The Company does not use off-balance-sheet arrangements with unconsolidated related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements.

Use of Estimates

The accompanying discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management's estimates.

In addition to these estimates and assumptions that are utilized in preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's proprietary software allows the Company to track its potential revenues with a high degree of visibility and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, such as the estimated closing date and potential dollar amount of such transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely affect the Company's business, financial condition or results of operations.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, the provision for doubtful accounts, other-than-temporary declines in the market value of investments, impairments of long-lived assets and the provision for income taxes. These policies, and the Company's procedures related to these policies, are described in detail below. Please see Note 1 to the accompanying unaudited consolidated financial statements for a detailed description of these accounting policies.

Revenue Recognition

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

Provision for Doubtful Accounts

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

Other-Than-Temporary Declines in the Market Value of Investments

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

Impairments of Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company's determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill will be tested for impairment annually on July 1, in a two-step process. First, the Company must determine if the carrying amount of its Reporting Unit exceeds the "fair value" of the Reporting Unit based on quoted market prices of the Company's common stock, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Should events indicate that any of the Company's assets are impaired; the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Provision for Income Taxes

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

Results of Operations for the three months ended March 31, 2001 and 2002

The following table sets forth the consolidated statement of operations data for the three months ended March 31, 2001 and 2002, expressed as a percentage of total revenues:

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    2001        2002
                                                 ---------   ---------
Revenues:
  Software......................................     56.0%      51.5%
  Professional services, maintenance and other..     44.0        48.5
                                                 ---------   ---------
      Total revenues............................    100.0       100.0
                                                 ---------   ---------
Cost of revenues:
  Software......................................      0.7         1.1
  Professional services, maintenance and other..     28.8        26.4
                                                 ---------   ---------
      Total cost of revenues....................     29.5        27.5
                                                 ---------   ---------
        Gross margin............................     70.5        72.5
                                                 ---------   ---------
Operating expenses:
  Product development...........................      8.0        10.3
  Sales and marketing...........................     35.4        34.6
  General and administrative....................      9.1         8.7
                                                 ---------   ---------
      Total operating expenses..................     52.5        53.6
                                                 ---------   ---------
        Operating income........................     18.0        18.9
Other income, net...............................      2.4         2.2
                                                 ---------   ---------
        Income before income taxes..............     20.4        21.1
Income taxes....................................      7.6         7.6
                                                 ---------   ---------
        Net income..............................     12.8%      13.5%
                                                 =========   =========

Revenues

Software. Software license revenues decreased by 27% from $335.1 million for the three months ended March 31, 2001, to $246.0 million for the three months ended March 31, 2002. Software license revenues decreased on a year-over-year basis primarily due to the progressive weakening of the global economy that began midway through the first quarter of 2001. This caused many of the Company's customers, especially in industries such as high technology, telecommunications and financial services, to reduce their capital expenditure budgets, which in turn led to the Company's customers delaying their purchasing decisions. Despite continued weak economic conditions, the Company's customers have continued to express a strong interest in the Company's products resulting in the Company's revenue pipeline continuing to increase. Please refer to the risk factor "A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations."

Software license revenues as a percentage of total revenues decreased from 56% in the three months ended March 31, 2001, to 52% in the three months ended March 31, 2002. The decline in software license revenues as a percentage of total revenues was primarily due to the progressive weakening of the global economy impacting software license revenue to a greater extent than professional services, maintenance and other revenue. The Company anticipates that the Company's software license revenues will return to positive sequential quarterly growth as the overall economic conditions strengthen and, more specifically, the overall demand for information technology increases. If the information technology industry returns to positive growth in the second half of 2002 as expected, the Company anticipates that quarterly software license revenues, both in terms of absolute dollars and as a percentage of total revenues, will also increase in the second half of 2002 from the levels achieved in the first three months of 2002.

The Company markets its products in the United States through its direct sales force and internationally through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 38% of software license revenues in both the three months ended March 31, 2001 and 2002. The Company expects international software license revenues will continue to account for a significant portion of total software license revenues in the future.

Professional Services, Maintenance and Other. Professional services are typically provided over a period of three to six months subsequent to a software license arrangement and, accordingly, the continued growth of the Company's professional services revenues depends in large part on the growth of the Company's software license revenues. The growth of the Company's maintenance revenues also depends on the growth of the Company's software license revenues, coupled with the renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues decreased by 12% from $263.6 million for the three months ended March 31, 2001, to $231.8 million for the three months ended March 31, 2002, and as a percentage of total revenues, professional services, maintenance and other revenues were 44% in 2001 compared to 48% in 2002.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decrease in professional services revenue (i.e., implementation services and training revenues), partially offset by an increase in maintenance revenues. Professional services revenues decreased on a year-over-year basis as a result of the deterioration of global economic conditions and subsequent decrease in the Company's software license revenues. The Company's maintenance revenues have continued to increase both sequentially and on a year-over-year basis, primarily due to the continued high renewal rate of customer maintenance agreements. The increase in professional services, maintenance and other revenues as a percentage of total revenues was due primarily to the growth in the number of customers receiving maintenance and the decrease in the Company's software license revenues.

If the Company's software license revenues return to sequential quarterly growth in the second half of 2002 as currently anticipated, the Company believes that professional services, maintenance and other revenues will also return to positive growth in the second half of 2002. The Company expects to manage the growth of its professional services to ensure that the Company's professional services organization does not compete with its implementation partners.

On January 1, 2002, the Company adopted Topic No. D-103 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("Topic D-103"). Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Cost of Revenues

Software. Cost of software license revenues includes third-party software royalties; amortization of acquired technology; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $4.4 million for the three months ended March 31, 2001, compared to $5.3 million for the three months ended March 31, 2002. As a percentage of software license revenues, cost of software license revenues increased from 1% in the three months ended March 31, 2001, to 2% for the three months ended March 31, 2002. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenue primarily due to increases in amortization expense associated with the acquired technology obtained in the acquisition of nQuire Software, Inc., as discussed in Note 7 to the accompanying unaudited consolidated financial statements. These costs as a percentage of software license revenues are expected to remain the same as the percentage of software license revenues obtained during the three months ended March 31, 2002.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues decreased from $172.7 million for the three months ended March 31, 2001, to $126.0 million for the three months ended March 31, 2002. As a percentage of professional services, maintenance and other revenues, these costs were 66% in the first quarter of 2001 as compared to 54% in the first quarter of 2002. The decrease in the absolute dollar amount reflects the (i) the reduction of headcount in 2001 in response to the global economic downturn and the subsequent decrease in demand for the Company's implementation services; (ii) a reduction in the use of third-party contractors; and (iii) an acceleration of the Company's cost control initiatives initiated in early 2001, including reductions of discretionary expenditures such as travel and entertainment, incentive and other variable compensation. The decrease as a percentage of professional services, maintenance and other revenues from the first quarter of 2001 to the first quarter of 2002 reflects: (i) the continued growth of the Company's higher-margin maintenance revenues; (ii) a higher utilization of the Company's global services personnel; (iii) a reduction in the use of third-party contractors; and (iv) an acceleration of the Company's cost control initiatives discussed above. The Company expects that professional services, maintenance and other costs, in terms of both absolute dollars and as a percentage of professional services, maintenance and other revenues, will remain comparable to or increase from the levels obtained in the three months ended March 31, 2002.

As described above, prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Operating Expenses

Product Development. Product development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expenses increased from $48.1 million for the three months ended March 31, 2001, to $49.1 million for the three months ended March 31, 2002, and as a percentage of total revenues, product development expense was 8% and 10% in 2001 and 2002, respectively.

The increase in product development expense was primarily attributable to costs of additional personnel and depreciation of equipment utilized in the Company's product development operations. Product development as a percentage of total revenues increased from the first quarter of 2001 to the first quarter of 2002 primarily as a result of the Company's increased investment in new product development during a period in which the Company's software license revenues decreased as a result of the weakening global economy. The Company anticipates that it will continue to devote substantial resources to product development as it develops new products, new versions of its existing products and additional modules for its existing products. Accordingly, the Company expects product development expenses to continue to increase in absolute dollar amount, but remain comparable to the percentage of total revenues obtained during the three months ended March 31, 2002.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Accordingly, sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, along with field office expenses and travel and entertainment related to sales and marketing personnel. Sales and marketing expenses also include promotional and advertising expenses. Sales and marketing expenses decreased from $212.0 million for the three months ended March 31, 2001, to $165.3 million for the three months ended March 31, 2002, and as a percentage of total revenues, sales and marketing expenses were 35% in both 2001 and 2002. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during the three months ended March 31, 2002. Sales and marketing expense has decreased in absolute dollars from the first quarter of 2001 to the first quarter of 2002 primarily due to the Company's cost control initiatives, along with the decrease in sales commissions as a result of the decrease in the Company's software license revenues. The Company's cost controls included: (i) decreased or eliminated incentive compensation and reduced executive compensation; (ii) deferral of merit compensation increases; (iii) reduced advertising, travel and other discretionary expenditures; and (iv) reduced headcount in the second half of 2001. While the Company expects to continue to closely monitor discretionary expenditures and to continue its cost control initiatives, the Company expects that sales and marketing expenses, in terms of absolute dollars and as a percentage of total revenues, will remain comparable to or increase from the levels obtained during the three months ended March 31, 2002.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $54.2 million for the three months ended March 31, 2001, to $41.8 million for the three months ended March 31, 2002, and as a percentage of total revenues were 9% in both the three-month periods ended March 31, 2001 and 2002. The decrease in absolute dollars from the first quarter of 2001 to the first quarter of 2002 was primarily due to: (i) management's cost control initiatives described above; (ii) reductions in the Company's provision for doubtful accounts as a result of improved collection efforts; and (iii) the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying unaudited consolidated financial statements. The Company currently anticipates that general and administrative expenses, in terms of absolute dollars and as a percentage of total revenues, will remain comparable to or increase from the levels obtained during the three months ended March 31, 2002.

Operating Income and Operating Margin

Operating income was $107.4 million for the three months ended March 31, 2001, compared to $90.4 million for the three months ended March 31, 2002, and operating margins were 18% and 19% in the first quarters of 2001 and 2002, respectively. Operating income decreased in the three months ended March 31, 2002 from the comparable period in 2001 primarily due to: (i) the year-over-year decrease in software license revenues as a result of the deterioration of the global economy and (ii) the Company's increased investment in product development. This decline in operating income was partially offset by management's cost control initiatives and the elimination of the requirement to amortize goodwill, both of which lead to an increase in operating margins in 2002. The positive effects of the Company's cost control initiatives on operating margins were partially offset by: (i) a higher percentage of total revenues coming from professional services, maintenance, and other revenues, which are at lower margins than software license revenues and (ii) the Company's increased investment in product development.

Other Income, Net

For the three months ended March 31, 2001 and 2002, other income, net was comprised of the following (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                       2001       2002
                                                    ---------  ---------
Interest income.................................... $  19,108  $  14,072
Interest expense...................................    (4,734)    (4,947)
Net gains on investments...........................     1,176      2,252
Write-down of cost-method investments to fair value      (672)        --
Other, net.........................................      (179)      (784)
                                                     ---------  ---------
                                                    $  14,699  $  10,593
                                                     =========  =========

Interest income represents earnings on the Company's cash and short-term investments. Interest income for the three months ended March 31, 2002 decreased from the levels for the three months ended March 31, 2001, primarily due to a decline in interest rates, partially offset by the Company's increased balances of cash and short-term investments. Interest expense for all periods presented primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 3 to the accompanying unaudited consolidated financial statements).

During both the three months ended March 31, 2001 and 2002, net gains on investments were primarily the result of gains from sales of the Company's short-term investments. The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During the three months ended March 31, 2001, the Company wrote down certain of these investments accounted for under the cost method to fair value, as the decline in these investments was deemed to be other-than-temporary. There were no other-than-temporary impairments during the three months ended March 31, 2002. Other, net for all periods presented is primarily composed of banking fees and foreign currency gains or losses.

Provision for Income Taxes

Income taxes totaled $45.2 million and $36.4 million for the three months ended March 31, 2001 and 2002, respectively. Income taxes as a percentage of pretax income decreased from 37% during the three months ended March 31, 2001, to 36% in the three months ended March 31, 2002. The Company's effective tax rate for the 2001 period was higher than the rate in the 2002 period primarily due to the Company deriving a higher percentage of its taxable income from more favorable tax jurisdictions. The Company currently expects its effective tax rate for the remainder of 2002 to be approximately 36%.

Net Income

The Company had net income of $76.9 million and $64.6 million for the three months ended March 31, 2001 and 2002, respectively. Diluted net income per share was $0.15 in the first quarter of 2001 compared to $0.12 in the first quarter of 2002.

Adoption of Accounting Standards

During the three months ended March 31, 2001 and 2002, the Company adopted new accounting standards related to the accounting for its: derivative instruments and hedging activities; business combinations; intangible assets and goodwill; impairment of long lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was not a cumulative transition adjustment upon the adoption of any of these accounting standards and the adoption of the these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The following is a brief summary of the accounting standards adopted during the three months ended March 31, 2001 and 2002:

Derivatives Instruments and Hedging Activities. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recognized in the period of change in their fair value. The Company does not believe that the application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

Business Combinations. On July 1, 2001, the Company adopted certain provisions of SFAS No. 141 "Business Combinations" ("SFAS 141"), as required for business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 effective January 1, 2002. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.

Goodwill and Intangible Assets. On July 1, 2001, the Company adopted certain provisions of SFAS 142, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 142 effective January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the "Reporting Unit" level, as defined, at least annually and more frequently upon the occurrence of certain events. The Company has completed the first step of the transitional goodwill impairment test and has determined that there was no transitional impairment upon full adoption in the first quarter of 2002.

Impairment of Long-Lived Assets and Discontinued Operations. On January 1, 2002, the Company adopted SFAS 144. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Presentation of Rebilled Expenses. On January 1, 2002, the Company adopted Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

Liquidity and Capital Resources

The Company derives its liquidity and capital resources primarily from the Company's cash flows from operations and from working capital, which was $1,581.4 million and $1,722.8 million as of December 31, 2001 and March 31, 2002, respectively. The Company's cash, cash equivalents and short-term investments increased from $1,656.7 million as of December 31, 2001, to $1,877.9 million as of March 31, 2002, representing approximately 61% and 64% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 74 days as of December 31, 2001, compared with 70 days as of March 31, 2002. The Company's liquidity could be negatively impacted by a decrease in demand for the Company's products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company's customers as a result of a downturn in the global economy, among other factors. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, the Company's liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of March 31, 2002, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases and the Company's convertible subordinated debentures. The Company leases facilities under non-cancelable operating leases expiring between 2002 and 2022 and certain equipment under non-cancelable operating and capital leases expiring between 2002 and 2014. Future minimum lease payments under these leases as of March 31, 2002, consisted of $80.0 million due for the remainder of 2002, $562.2 million due within five years subsequent to 2002, and $570.7 million due in 2008 and thereafter. In addition, as of March 31, 2002, the Company had $300.0 million of convertible subordinated debentures outstanding. These debentures mature on September 15, 2006; bear interest at a rate of 5.50%; and are convertible at the option of the holder into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002, and September 14, 2006. Any redemption made on or after September 15, 2006, will be at $300.0 million. The Company will pay accrued interest to the redemption date.

Cash provided by operating activities was $226.0 million and $189.5 million for the three months ended March 31, 2001 and 2002, respectively. Despite the weak economic conditions, the Company has continued to operate its business to ensure significant positive cash flows from its operations. The Company's cash provided from operations in each of these periods was primarily derived from the Company's earnings prior to non-cash expenses such as depreciation, amortization and bad debt. Also contributing to cash flows from operations is the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense, and changes in the Company's working capital. The Company's cash provided by operating activities decreased in 2002 from the comparable period in 2001 primarily as the result of the decreases in revenues and operating income that occurred as a result of the weak global economic conditions.

Cash used in investing activities was $99.9 million and $98.3 million for the three months ended March 31, 2001 and 2002, respectively. During each of the these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For the three months ended March 31, 2001 and 2002, the Company reinvested its cash flows from operations into short-term investments in net amounts of $21.3 million and $74.6 million, respectively, and had net purchases of property and equipment, including leasehold improvements, of $91.9 million and $22.6 million, respectively. The Company's investing activities in the three months ended March 31, 2001, also included net cash received in connection with acquisitions of $9.5 million, along with repayments from an affiliate of $10.6 million.

Capital expenditures were significantly higher in the first quarter of 2001 compared to the first quarter of 2002 primarily as a result of the following in 2001: (i) expansion of the Company's infrastructure to support the development and testing of Siebel 7 and (ii) purchases of tenant improvements and furniture and fixtures for newly leased facilities. The Company expects to increase is capital expenditures in the remaining nine months of 2002 compared to the first three months of 2002 in order to strengthen the Company's data communications and customer service infrastructure. In addition, the Company may purchase land and buildings in the future to meet its facilities' requirements.

Cash provided by financing activities was $37.9 million and $66.3 million during the three months ended March 31, 2001 and 2002, respectively. For the three months ended March 31, 2001 and 2002, the Company's financing activities consisted primarily of net proceeds of $37.2 million and $43.4 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During the three months ended March 31, 2002, the Company also received proceeds of $24.9 million from equipment financing, offset by net repayments on this financing and other capital leases of $2.0 million.

While the Company believes that the anticipated cash flows from operations, along with cash, cash equivalents and short-term investments, will be adequate to meet its cash needs for daily operations and capital expenditures for at least the next 12 months, the Company may elect to raise additional capital through a public offering or other means in the future, depending upon market conditions.

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

  Changes in the domestic and international economic, business and political conditions;

  Economic conditions within the information technology industry;

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

  Changes in foreign currency exchange rates; and

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

Our total revenue and operating results may vary significantly from quarter to quarter. The main factors that may affect these fluctuations are:

  Domestic and international economic, business and political conditions;

  Economic conditions within the information technology industry;

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness applications software and services, particularly within the industries that we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the above industries has caused a decrease in our software license revenues in both 2001 and 2002. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of the Company's software license revenue and have an adverse effect on our business, financial condition or results of operations.

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition or results of operations.

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

A substantial majority of our license revenues are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center, Siebel Analytics, Siebel Interactive Selling and related products. In addition, we offer industry-specific versions of these products. We expect that these products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. Our success depends in part on our ability to market and maintain the industry-specific versions of our products. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, financial condition or results of operations.

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

Our distribution channels may create additional risks.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future; however, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for an entire fiscal year will be less significant. For the three months ended March 31, 2002, license revenues from our 10 largest customers accounted for approximately 39% of total software license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition or results of operations.

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

A large number of personal, departmental and other products exist in the eBusiness applications market. Companies such as Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; JD Edwards & Company; Kana Software, Inc.; ONYX Software Corporation; Oracle Corporation; PeopleSoft, Inc.; Pivotal Corporation; Salesforce.com, Inc.; and SAP AG are among the many firms in this market segment. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

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

We acquired two companies during 2001, nQuire Software, Inc. and Sales.com, Inc., and may acquire additional companies in the future. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products acquired from these companies into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer. None of our key employees has entered into an employment agreement with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

Catastrophic events could negatively affect our information technology infrastructure.

The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. A significant portion of these critical business and information technology systems are concentrated in the San Francisco Bay Area. We are currently in the process of creating redundant communications and customer service infrastructure in several geographic locations to ensure uninterrupted service and system back up. Until we complete the creation of the duplicate systems, in the event of a natural disaster, a fire or other catastrophic event, such as the recent terrorist attacks upon the United States, in the San Francisco Bay Area that results in the destruction of these systems, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, financial condition or results of operations could be adversely affected.

Leverage and debt service obligations may adversely affect our cash flow.

As of March 31, 2002, we have $300.0 million of convertible subordinated notes outstanding, bearing interest at 5.50% and due September 15, 2006 (see Note 3 to the accompanying unaudited consolidated financial statements). While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our current or future leverage could have negative consequences, including:

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 2002. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. Please see Note 5 to the accompanying unaudited consolidated financial statements for a more detailed description of the Series A1 Preferred Stock. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

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

The following summarizes as of March 31, 2002, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract                  Fair Value at
                                              Amount        Contract     March 31,
                                          (Local Currency)   Amount      2002 (US$)
                                          ---------------  ---------    ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)................     (AUD) 8,180   US$4,280    $      (45)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)...................     (BRL) 3,893   US$1,480    $     (181)

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)................... (YEN) 3,004,644  US$23,490    $      916

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)................    (MXN) 27,484   US$2,996    $      (47)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)................     (SGD) 2,445   US$1,336    $       15

British pounds ("GBP") (contracts to
  receive GBP/pay EUR)...................     (GBP) 2,377  EUR 3,928    $      (50)

Canadian dollars ("CAD") (contracts
  to receive CAD/pay US$)................     (CAD) 7,215   US$4,547    $       16

Euro ("EUR") (contracts to receive
  EUR/pay US$)...........................   (EUR) 115,669  US$101,166   $      172

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)...................    (SEK) 18,778  EUR 2,063    $       17

Swiss Franc ("CHF") (contracts to
  receive CHF/pay EUR)...................    (CHF) 11,445  EUR 7,818    $       14

The following summarizes the Company's short-term investments and the weighted average yields, as of March 31, 2002 (in thousands):

                                                    Expected maturity date
                         ------------------------------------------------------------------
                                                                         There-
                           2002      2003      2004     2005     2006    after      Total
                         --------- --------- -------- -------- -------- --------  ---------
US Treasury and Agency
  securities............  $44,679  $143,384  $47,083  $11,139  $16,419    5,287   $267,991
Wtd. Avg. Yld...........     2.77%     3.25%    3.74%    4.60%    4.50%    4.91%

Corporate bonds......... $126,246  $164,848  $91,803  $40,024  $36,924  $13,733   $473,578
Wtd. Avg. Yld...........     2.61%     3.69%    4.50%    5.24%    5.60%    5.62%

Asset-backed securities.  $18,532   $47,761  $63,718  $36,809  $15,092       --   $181,912
Wtd. Avg. Yld...........     2.69%     4.15%    4.63%    5.23%    5.40%

As of March 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $923.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2002, the fair value of the portfolio would decline by $14.1 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.9 million decrease in the fair value of our marketable equity securities as of March 31, 2002.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit worthiness. The fair market value of the convertible subordinated debenture as of March 31, 2002, was $454.7 million.

Part II. Other Information

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
2.1	Arrangement Agreement dated September 11, 2000 among the Registrant, certain indirectly wholly-owned subsidiaries of the Registrant, and Janna Systems Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (2)
3.2	Bylaws of the Registrant. (3)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (3)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (1)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (4)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (5)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (3)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (6)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (3)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (7)
10.6.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (8)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (7)
10.7.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (8)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (7)
10.8.1	First Amendment to Lease dated September 23, 2000. (8)
10.9	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (7)
10.10	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (7)
10.11	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (7)
10.12	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (7)
10.13	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (7)
10.14	Registrant's 1998 Equity Incentive Plan, as amended. (9)

__________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(4) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 17, 1999.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.
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

Dated: April 30, 2002

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated: April 30, 2002

By:	/s/ Paul J. Gifford

Paul J. Gifford
Vice President, Controller
(Principal Accounting Officer)