Form 10-Q
period 2002-06-30
SIEBEL SYSTEMS INC
filed 2002-08-09
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 17, 2002, was 477,914,877.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2002
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; unaudited)

                                                                            December 31,    June 30,
                                                                               2001          2002
                                                                           ------------  ------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    799,090  $    868,298
   Short-term investments..............................................        857,565     1,137,681
                                                                           ------------  ------------
          Total cash, cash equivalents, and short-term investments.....      1,656,655     2,005,979

   Marketable equity securities........................................          8,254         6,080
   Accounts receivable, net............................................        396,297       358,932
   Deferred income taxes...............................................         58,131        58,832
   Prepaids and other..................................................         70,766        52,087
                                                                           ------------  ------------
          Total current assets.........................................      2,190,103     2,481,910

Property and equipment, net............................................        353,242       341,340
Goodwill...............................................................         72,869        78,824
Intangible assets, net.................................................         19,000        14,555
Other assets...........................................................         56,905        42,428
Deferred income taxes..................................................         52,725        52,725
                                                                           ------------  ------------
          Total assets.................................................   $  2,744,844  $  3,011,782
                                                                           ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     14,395  $     22,009
   Accrued expenses....................................................        350,282       357,913
   Deferred revenue....................................................        241,017       277,222
                                                                           ------------  ------------
          Total current liabilities....................................        605,694       657,144

Capital lease obligations..............................................          3,048        17,765
Convertible subordinated debentures....................................        300,000       300,000
                                                                           ------------  ------------
          Total liabilities............................................        908,742       974,909
                                                                           ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     466,950 and 477,024 shares issued and outstanding, respectively...            467           477
  Additional paid-in capital...........................................      1,357,422     1,448,686
  Notes receivable from stockholders...................................           (422)           --
  Deferred compensation................................................         (8,362)       (5,068)
  Accumulated other comprehensive income...............................          6,174        17,559
  Retained earnings....................................................        480,823       575,219
                                                                           ------------  ------------
          Total stockholders' equity...................................      1,836,102     2,036,873
                                                                           ------------  ------------
          Total liabilities and stockholders' equity...................   $  2,744,844  $  3,011,782
                                                                           ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data; unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,                June 30,
                                                           ---------------------  ----------------------
                                                             2001        2002        2001        2002
                                                           ---------  ----------  ----------  ----------
Revenues:
   Software.............................................  $ 286,839  $  170,109  $  621,940  $  416,156
   Professional services, maintenance and other.........    273,313     235,453     536,962     467,253
                                                           ---------  ----------  ----------  ----------
       Total revenues...................................    560,152     405,562   1,158,902     883,409
                                                           ---------  ----------  ----------  ----------
Cost of revenues:
   Software.............................................      4,462       5,282       8,823      10,577
   Professional services, maintenance and other.........    159,533     119,319     332,208     245,333
                                                           ---------  ----------  ----------  ----------
       Total cost of revenues...........................    163,995     124,601     341,031     255,910
                                                           ---------  ----------  ----------  ----------
       Gross margin.....................................    396,157     280,961     817,871     627,499
                                                           ---------  ----------  ----------  ----------
Operating expenses:
   Product development..................................     49,475      50,303      97,608      99,367
   Sales and marketing..................................    193,378     150,648     405,337     315,993
   General and administrative...........................     42,382      42,794      96,608      84,545
                                                           ---------  ----------  ----------  ----------
       Total operating expenses.........................    285,235     243,745     599,553     499,905
                                                           ---------  ----------  ----------  ----------
       Operating income.................................    110,922      37,216     218,318     127,594
Other income, net.......................................     10,596       9,307      25,295      19,900
                                                           ---------  ----------  ----------  ----------
       Income before income taxes.......................    121,518      46,523     243,613     147,494
Income taxes............................................     44,961      16,748      90,135      53,098
                                                           ---------  ----------  ----------  ----------
       Net income ......................................  $  76,557  $   29,775  $  153,478  $   94,396
                                                           =========  ==========  ==========  ==========

Diluted net income per share............................  $    0.15  $     0.06  $     0.29  $     0.18
                                                           =========  ==========  ==========  ==========
Basic net income per share..............................  $    0.17  $     0.06  $     0.34  $     0.20
                                                           =========  ==========  ==========  ==========

Shares used in diluted share computation................    522,758     524,920     521,846     537,126
                                                           =========  ==========  ==========  ==========
Shares used in basic share computation..................    455,352     474,211     451,682     472,353
                                                           =========  ==========  ==========  ==========
Comprehensive income:
Net income .............................................  $  76,557  $   29,775  $  153,478  $   94,396
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments.............     (1,801)     14,802      (6,669)     12,539
   Realized (gain) loss previously recognized in other
      comprehensive income..............................       (598)     (2,478)     (1,774)     (4,730)
   Unrealized gain (loss) on investments................        562       6,744      (2,017)      3,576
                                                           ---------  ----------  ----------  ----------
       Other comprehensive income (loss)................     (1,837)     19,068     (10,460)     11,385
                                                           ---------  ----------  ----------  ----------
       Total comprehensive income.......................  $  74,720  $   48,843  $  143,018  $  105,781
                                                           =========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                               2001       2002
                                                                             ---------  ---------
Cash flows from operating activities:
   Net income.............................................................. $ 153,478  $  94,396
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and other amortization..................................    34,327     66,997
      Amortization of goodwill.............................................    10,237         --
      Amortization of identifiable intangible assets.......................     2,982      4,445
      Compensation related to stock options, net...........................     2,803      2,938
      Provision for doubtful accounts and returns..........................    17,931     11,712
      Tax benefit from exercise of stock options...........................    47,800     10,000
      Deferred income taxes................................................      (201)       497
      Write-down of cost-method investments to fair value..................     2,410      2,508
      Net gains on short-term investments and marketable equity securities.    (1,774)    (4,730)
      Exchange of software for cost-method investments.....................      (971)        --
      Changes in operating assets and liabilities:
         Accounts receivable...............................................    48,653     25,653
         Prepaids and other................................................    12,729     18,679
         Accounts payable and accrued expenses.............................     3,902      9,546
         Deferred revenue..................................................    48,421     36,205
                                                                             ---------  ---------
           Net cash provided by operating activities.......................   382,727    278,846
                                                                             ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment.....................................  (172,444)   (49,158)
   Purchases of short-term investments.....................................  (583,775)  (886,484)
   Sales and maturities of short-term investments..........................   328,700    605,735
   Purchases of marketable equity securities...............................        --     (1,000)
   Proceeds from sale of marketable equity securities......................       714        853
   Purchase consideration for acquired businesses, net of cash received....     9,484       (500)
   Other non-operating assets and non-marketable securities................    (8,442)    11,364
   Repayments from (advances to) affiliate, net............................    10,579         --
                                                                             ---------  ---------
           Net cash used in investing activities...........................  (415,184)  (319,190)
                                                                             ---------  ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases..............   118,492     76,152
   Proceeds from equipment financing.......................................        --     24,873
   Repayments of capital lease obligations.................................        --     (4,457)
   Repayments of stockholder notes.........................................       795        422
                                                                             ---------  ---------
           Net cash provided by financing activities.......................   119,287     96,990
                                                                             ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents..........    (6,669)    12,562
                                                                             ---------  ---------
Change in cash and cash equivalents........................................    80,161     69,208
Cash and cash equivalents, beginning of period.............................   751,384    799,090
                                                                             ---------  ---------
Cash and cash equivalents, end of period................................... $ 831,545  $ 868,298
                                                                             =========  =========
Supplemental disclosures of cash flows information:
   Cash paid for interest.................................................. $   8,493  $   9,233
                                                                             =========  =========

   Cash paid for income taxes.............................................. $   8,934  $  15,608
                                                                             =========  =========
Supplemental disclosures of non-cash activities:
   Common stock and stock options issued for acquisitions.................. $  28,235  $   5,478
                                                                             =========  =========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. ("Siebel" or the "Company") is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and service its customers across multiple channels, including the Web, call centers, field, resellers, and retail and dealer networks. Our partner relationship management applications unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity, and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, many of our customers have achieved high levels of satisfaction from these constituencies and continue to be competitive in their markets.

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of June 30, 2002, and the three and six months ended June 30, 2001 and 2002, are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

  The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management's estimates.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures was $298,920,000 as of June 30, 2002. The fair value of the Company's derivative financial instruments (i.e., foreign exchange contracts) was $8,312,000 as of June 30, 2002.

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

  The Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments recognized in other income, net totaled $1,738,000 and $2,410,000 for the three and six months ended June 30, 2001, respectively. Other-than-temporary impairments recognized in other income, net totaled $3,151,000 for both the three and six months ended June 30, 2002.

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

  Intangible Assets and Goodwill

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below).

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

  As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. Refer to Note 2 for further discussion of the Company's intangible assets and goodwill.

  Impairment of Long-Lived Assets

  The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company's determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill is tested for impairment annually on July 1 in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.

  On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired as of June 30, 2002; however, as part of the Company's restructuring of its operations and associated workforce reduction announced on July 17, 2002, the Company may abandon or sell certain long-lived assets, primarily computer equipment, furniture and fixtures, and leasehold improvements, at less than their carrying value. Please refer to Note 8 for further discussion of the potential impairment charge to be recorded in the second half of 2002.

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

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was not a cumulative transition adjustment upon adoption on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the period of change in their fair value.

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

  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectibility is not probable, the Company defers the revenue and recognizes the revenue when payment is received. The Company recognizes revenue from resellers upon sell-through to the end customer.

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

  The Company's customers include a number of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's length. During the three and six months ended June 30, 2001, the Company recognized approximately $12,222,000 and $50,400,000, respectively, of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions. During the three and six months ended June 30, 2002, the Company recognized approximately $30,700,000 and $50,600,000, respectively, of software license revenues from transactions with vendors where the Company purchased goods or services from those vendors at or about the same time as the software license transactions. The Company generally defines "at or about the same time" as "within six months."

  The Company has established a program whereby qualified startup companies can obtain Siebel software in exchange for shares of their equity securities. Qualified startup companies are generally companies that have received and are expected to continue to receive funding and guidance from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized approximately $271,000 and $971,000 of software license revenues related to this program during the three and six months ended June 30, 2001, respectively. The Company did not recognize any revenue related to this program during the three and six months ended June 30, 2002. During the three and six months ended June 30, 2001, the Company recognized approximately $2,900,000 of software license revenues from a publicly traded company with which it negotiated a strategic investment. The software license was separately negotiated and recorded at terms the Company considers to be arm's length.

  Cost of Revenues

  Cost of software consists primarily of amortization of acquired technology, media, product packaging and shipping, documentation and other production costs, and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and other global services personnel, including cost of services provided by third-party consultants engaged by the Company.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $5,806,000 and $14,869,000 for the three and six months ended June 30, 2001, respectively, and $4,174,000 and $9,659,000 for the three and six months ended June 30, 2002, respectively.

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

  Intangible Assets and Goodwill

  Intangible assets, net consisted of the following (in thousands):

                                                      December 31,   June 30,
                                                         2001          2002
                                                      ----------    ----------
   Acquired technology.............................  $   26,747    $   26,747
   Less: accumulated amortization..................       7,747        12,192
                                                      ----------    ----------
        Intangible assets, net.....................  $   19,000    $   14,555
                                                      ==========    ==========

  Expected future amortization expense related to identifiable intangible assets (acquired technology) for the six-month period from July 1, 2002 to December 31, 2002, and each of the fiscal years thereafter is as follows (in thousands):

  Period Ending December 31,
  -------------------------------
   2002............................................  $    4,201
   2003............................................       7,837
   2004............................................       2,517
                                                      ----------
       Total.......................................  $   14,555
                                                      ==========

  The changes in the carrying amount of goodwill during the six months ended June 30, 2002, are as follows:

   Balance as of December 31, 2001.................  $   72,869
   Earnout payments to the stockholders of
      acquired companies...........................       5,978
   Foreign currency fluctuation....................         (23)
                                                      ----------
   Balance as of June 30, 2002.....................  $   78,824
                                                      ==========

  Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                     --------------------  --------------------
                                                       2001       2002       2001       2002
                                                     ---------  ---------  ---------  ---------
Net income:
   As reported..................................... $  76,557  $  29,775  $ 153,478  $  94,396
   Add: goodwill amortization, net of taxes........     2,943         --      6,449         --
                                                     ---------  ---------  ---------  ---------
     Adjusted net income........................... $  79,500  $  29,775  $ 159,927  $  94,396
                                                     =========  =========  =========  =========

Diluted net income per share:
   As reported..................................... $    0.15  $    0.06  $    0.29  $    0.18
   Add: goodwill amortization, net of taxes........        --         --       0.02         --
                                                     ---------  ---------  ---------  ---------
     Adjusted diluted net income per share......... $    0.15  $    0.06  $    0.31  $    0.18
                                                     =========  =========  =========  =========

Basic net income per share:
   As reported..................................... $    0.17  $    0.06  $    0.34  $    0.20
   Add: goodwill amortization, net of taxes........        --         --       0.01         --
                                                     ---------  ---------  ---------  ---------
      Adjusted basic net income per share.......... $    0.17  $    0.06  $    0.35  $    0.20
                                                     =========  =========  =========  =========

  Convertible Subordinated Debentures

  As of December 31, 2001 and June 30, 2002, the Company had $300,000,000 of convertible subordinated debentures outstanding. The seven-year-term convertible subordinated debentures mature September 15, 2006; bear interest at a rate of 5.50% per annum; and are convertible at the option of the holder into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption amount will range from $309,420,000 to $302,370,000, if the notes are redeemed between September 15, 2002, and September 14, 2006. Redemptions after September 14, 2006, will be at $300,000,000. The Company will pay accrued interest through the redemption date. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Commitments and Contingencies

  Letters of Credit

  As of June 30, 2002, the Company had secured letters of credit with banks totaling approximately $10,306,000. These letters of credit, which expire between October 2002 and November 2015, collateralize the Company's lease obligations to various third parties.

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

  Income and Payroll Taxes

  The Company's U.S. Federal income tax returns and payroll tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). To date, the IRS has not proposed any adjustments to or assessments related to these returns. Should the IRS propose adjustments to the Company's U.S. Federal income tax returns as a result of its examination, the Company believes that it has made adequate provision in the financial statements for such adjustments, if any. The Company has not made any provision for potential assessments by the IRS related to its payroll tax returns in the accompanying financial statements, as the amount, if any, that the Company may have to pay is not currently determinable.

  Lease Obligations

  During the six months ended June 30, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24,873,000. The Company has recorded this arrangement as a capital lease. The lease requires monthly lease payments of $589,000, which includes both principal and interest, through December 31, 2005.

  As of June 30, 2002, the Company leased facilities and certain equipment under noncancelable operating leases expiring between 2002 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for the three and six months ended June 30, 2001, was $29,842,000 and $56,559,000, respectively. Rent expense under operating leases for the three and six months ended June 30, 2002, was $31,128,000 and $62,185,000, respectively. Future minimum lease payments under both operating and capital leases are as follows (in thousands):

                                                       Capital      Operating
                                                        Leases        Leases
                                                      ----------    ----------
  Six  months ending December 31, 2002.............  $    3,902    $   48,716
  Year ending December 31, 2003....................       8,983       122,695
  Year ending December 31, 2004....................       8,193       121,120
  Year ending December 31, 2005....................       7,068       117,152
  Year ending December 31, 2006....................          --       107,411
  Year ending December 31, 2007....................          --       101,733
  Year ending December 31, 2008, and thereafter....          --       619,132
                                                      ----------    ----------
       Total minimum lease payments................      28,146    $1,237,959
                                                                    ==========
       Amounts representing interest...............      (2,951)
                                                      ----------
       Present value of minimum lease payments.....      25,195
       Less: capital lease obligations, short-term
          portion (included in accrued liabilities)       7,430
                                                      ----------
       Capital lease obligations, long-term portion  $   17,765
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

  Stock-Based Compensation

  The Company's stock option plan and certain acquired companies' plans allow for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate equivalent to the current vesting schedule of each option. As of December 31, 2001 and June 30, 2002, a total of 271,000 and 150,500 outstanding shares of common stock, respectively, were subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the amount of cash paid by the Company did not differ from the proceeds received from the employee from the sale of the restricted shares. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  The Company has elected to continue to use the intrinsic value method to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of each option is less than the fair value of the underlying common stock as of the grant date for each stock option. There were no grants at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and six months ended June 30, 2001 and 2002.

  Net Income per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                     --------------------  --------------------
                                                       2001       2002       2001       2002
                                                     ---------  ---------  ---------  ---------
Shares used in basic net income
   per share computation...........................   455,352    474,211    451,682    472,353
Effect of dilutive potential common shares
   resulting from stock options and common
   stock warrants..................................    67,137     50,587     69,840     64,635
Effect of dilutive potential common shares
   resulting from common stock subject
   to repurchase...................................       269        122        324        138
                                                     ---------  ---------  ---------  ---------
Shares used in diluted net income
   per share computation...........................   522,758    524,920    521,846    537,126
                                                     =========  =========  =========  =========

  The Company excludes potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                     --------------------  --------------------
                                                       2001       2002       2001       2002
                                                     ---------  ---------  ---------  ---------
Options excluded due to the exercise price
  exceeding the average fair value of the
  Company's common stock during the period.........    42,630     86,187     39,935     69,992
Weighted average shares issuable upon
  conversion of the subordinated debentures........    12,867     12,867     12,867     12,867
                                                     ---------  ---------  ---------  ---------
Total common stock equivalents excluded
  from diluted net income per share
  computation......................................    55,497     99,054     52,802     82,859
                                                     =========  =========  =========  =========

  The options excluded from the earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the three and six months ended June 30, 2001 and the three and six months ended June 30, 2002 had weighted average exercise prices of $67.06, $68.66, $47.51, and $52.94 per share, respectively.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific eBusiness software applications. Substantially all revenues result from the license of the Company's software products and related professional services and customer support (maintenance) services. The Company's chief operating decision maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software.

  Acquisitions

  The Company did not complete any acquisitions during the six months ended June 30, 2002. During the year ended December 31, 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

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

  As a result of nQuire meeting certain revenue and product delivery targets for the fourth quarter of 2001, as defined in the merger agreement, the Company issued in January 2002 an additional 163,500 shares valued at $5,688,000. The Company recorded $5,478,000 of this additional consideration as goodwill and $210,000 as compensation expense. In the event that nQuire meets certain post-closing revenue and product delivery targets for the years ended December 31, 2002 and 2003, as defined in the merger agreement, the Company could issue the shareholders of nQuire an aggregate of an additional 1,151,400 shares of the Company's common stock (the "nQuire Earnout"). The ultimate value of the nQuire Earnout depends upon the market value of the Company's common stock when paid. The Company will record approximately 96.0% of the nQuire Earnout, if paid, as goodwill and the remaining 4.0% of the nQuire Earnout, if paid, as compensation expense. The Company will record the compensation portion of the payments when the Company determines that it is probable that the Company will be obligated to pay such amounts, and the goodwill portion will be recorded when actually paid.

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. On January 12, 2001, the Company reacquired all of the outstanding securities of Sales.com for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000 and the issuance of options to purchase 49,895 shares of the Company's common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology. This amount is currently being amortized over three years using the straight-line method.

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

  Subsequent Events

  On July 17, 2002, the Company announced a restructuring of its operations and associated workforce reduction (collectively, the "Restructuring") intended to strengthen the Company's competitive position and future operating performance. The Company is in the process of finalizing its Restructuring Plan, under which the Company currently expects to recognize a charge to operations of up to approximately $275,000,000 in the second half of 2002. The Restructuring charge will be comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating the facilities; and (iii) impairment costs related to certain long-lived assets that will be abandoned, as discussed further below. Total cash outlays under the Restructuring are expected to be approximately $200,000,000 to $225,000,000, and relate primarily to costs associated with permanently vacating facilities and costs associated with the reduction of the Company's workforce. The Company expects that the costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through December 2023 or over a shorter period as the Company may negotiate with its lessors. The costs associated with the reduction of the Company's workforce will be paid during the second half of 2002. The total Restructuring charge and related cash outlay are based on management's current estimates, which may change as the Company finalizes its Restructuring Plan and/or adjusts its current estimates of the costs to exit certain facilities.

  As part of the Restructuring, the Company intends to reduce its workforce by approximately 1,200 employees, or 16% of its workforce. This workforce reduction will affect substantially all of the Company's organizations and geographical regions. Expenses associated with the workforce reduction will be comprised primarily of severance and associated employment termination costs and will be expensed during the third quarter of 2002.

  As a result of the workforce reduction and previous employee attrition, certain of the Company's currently occupied facilities and facilities scheduled to be occupied in early 2003 are projected to be under-utilized. Accordingly, in July 2002, the Company began developing a plan to improve the utilization of its facilities by consolidating its remaining workforce into certain existing facilities and permanently removing from its operations certain facilities currently occupied and certain facilities that the Company does not plan to occupy. The facilities to be permanently removed from the Company's operations are primarily in San Mateo, California; Egham, England; and several smaller offices in North America and Europe. The Company expects that the portion of the Restructuring charge related to facilities consolidation will be expensed during the second half of 2002. The Company's estimates of the excess facility charge are based on the expected lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Estimates related to the total facilities charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time period required to locate and contract a suitable sublease and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

  As part of the consolidation of the Company's facilities, certain leasehold improvements are expected to be abandoned in the second half of 2002. In addition, in connection with the closure of certain facilities, the Company will abandon certain equipment at these facilities that will no longer be utilized in the Company's operations. The equipment to be abandoned is primarily composed of computer equipment, furniture and fixtures. The Company expects the portion of the Restructuring charge related to asset impairments will be expensed in the second half of 2002. The Company's estimates of the asset abandonment charge are based on the assets currently expected to be abandoned and the potential proceeds from disposal of such assets, among other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, restructuring and other expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this quarterly report are based on information available to us as of the date of this quarterly report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report.

Overview of the Company's Operations

Siebel is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and service its customers across multiple channels, including the Web, call centers, field, resellers, and retail and dealer networks. Our partner relationship management applications unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, some of our customers have achieved high levels of satisfaction from these constituencies and continue to be competitive in their markets.

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

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the above family of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from a perpetual license of these software products and the related professional services and customer support (maintenance) services. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services (i.e., training, implementation services, etc.). First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis thereafter. The Company's Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to the Company's customers and implementation partners. The Company's Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of the Company's professional service arrangements are billed on a time and materials basis. Payment terms for the above arrangements are negotiated with the Company's customers and determined based on a variety of factors, including the customer's credit standing and the Company's history with the customer.

Overview of the Results for the Three and Six Months Ended June 30, 2002

The Company's revenue growth and profitability depend in large part on the overall global economic and business conditions and the demand for information technology, particularly within the markets in which the Company offers industry-specific versions of its products. The majority of the Company's revenues are generated from customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries. Accordingly, the Company's business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Although recent economic data indicate that macroeconomic conditions may be stabilizing, capital spending by corporations, and more specifically technology spending, appears to be lagging behind the overall economic recovery. Hence, economic conditions within the information technology industry continued to be extremely difficult during the first six months of 2002 and, in fact, may have progressively deteriorated.

In response to these challenging economic conditions, at the beginning of 2002, the Company set five broad objectives, which guided management's decisions during the first six months of 2002: (i) operate a cash-positive, profitable business; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve the Company's market leadership; (iv) maintain the Company's product leadership in eBusiness; and (v) continue to develop solutions for the Company's customers that lower the total cost of integrating software applications. To better enable the Company to effectively achieve these five objectives, the Company commenced a reduction of its workforce in July 2002 and announced a planned consolidation of certain of its facilities, expected to be completed in the second half of 2002. Please refer to "Restructuring" below and Note 8 to the accompanying unaudited financial statements for further details. The Company believes that this restructuring of its operations will reduce its operating costs and, thereby, strengthen the Company's future operating performance. Actions undertaken by management during the three and six months ended June 30, 2002, included the following:

  The Company maintained the cost controls that it initiated in 2001 and, accordingly, reduced the discretionary portion of its costs structure to near minimal levels, absent a reduction of the Company's workforce and/or elimination of a portion of the Company's facilities expenditures. Specifically, management continued to reduce advertising expenditures, maintained the chief executive officer salary at one dollar, maintained the 20% reductions in senior executive compensation, reduced or eliminated bonuses for other employees, deferred merit compensation increases, and reduced other discretionary expenditures, such as travel and recruiting.

  The Company continued its requirement of obtaining competitive bids for its purchases, where appropriate. In addition, the Company continued to require chief executive officer approval for all significant purchases and all hiring.

  To ensure that the Company maintains continuity of business operations under adverse circumstances, including a significant geopolitical dislocation in the San Francisco Bay Area, the Company continued to strengthen its data communications and customer service infrastructure. The Company expects that by the end of 2002, the Company will have strengthened its ability to provide high-quality customer service globally even in the event of a significant and sustained system outage at any of the Company's facilities.

  The Company continued its focus on customer satisfaction by leading a team of systems integrators and software vendors in a collaborative effort to reduce the cost to the Company's customers of integrating software applications. Through this collaborative effort, the Company intends to release, later this year, "Universal Application Network," a standards-based, vendor-independent application integration solution. Universal Application Network is being designed to address one of the primary challenges facing the software applications industry: driving down the cost of application ownership and maintenance.

As a result of these actions and the actions undertaken in 2001, the Company was able to operate a cash-positive, profitable business in exceptionally challenging economic times; maintain or increase the Company's customer satisfaction levels; maintain or increase the Company's market share in the various product categories in which it operates; continue as a technology leader in the customer relationship management market; and continue its efforts to lower the total cost to the Company's customers of integrating software applications. In addition, the Company achieved the following financial results:

  Total quarterly expenses decreased by 18%, from $449.2 million in the second quarter of 2001 to $368.3 million in the second quarter of 2002, and decreased by 20%, from $940.6 million for the first six months of 2001 to $755.8 million for the first six months of 2002.

  Cash and short-term investments increased by $349.3 million, or 21%, from $1,656.7 million as of December 31, 2001, to $2,006.0 million as of June 30, 2002, representing approximately 61% and 67% of total assets, respectively. During 2001 and the first six months of 2002, a period of deteriorating global economic conditions, the Company increased cash and short-term investments by $853.4 million, or 74%, primarily through operations.

  Cash flows from operations were $382.7 million and $278.8 million during the six months ended June 30, 2001 and 2002, respectively.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 15%, from $241.0 million as of December 31, 2001, to $277.2 million as of June 30, 2002.

As a result of current economic uncertainties and concerns regarding the accounting practices of publicly traded companies, the Company believes that three specific factors will increasingly become important measures of a company's overall performance and value: (i) positive cash flows from operations; (ii) positive earnings that are reported in accordance with both the form and the intent of generally accepted accounting principles; and (iii) a strong balance sheet. Since shipment of its first product in the fourth quarter of 1994, the Company's operations have produced positive annual cash flows and earnings, both of which have increased in each of the last five years ending December 31, 2001. The Company believes that its financial position is strong, with total assets of $3,011.8 million, cash and short-term investments of $2,006.0 million, working capital of $1,824.8 million, and stockholders' equity of $2,036.9 million.

The Company believes that the application of accounting standards are as important as a company's reported financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The Company utilizes its internal audit department to help ensure that it follows these accounting policies and maintain its internal controls. Prior to the release of the Company's financial results, the Company reviews its annual and quarterly results, along with key accounting policies and assumptions, with its audit committee, which is composed of independent board members. To ensure that the Company provides a clear view of its financial performance, the Company has avoided some of the accounting practices currently in question, such as disclosing operating results on a "pro forma" basis that excludes amortization of intangibles and/or stock-based compensation. In addition, the Company has not entered into any significant transactions with related parties. The Company does not use off-balance-sheet arrangements with unconsolidated related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements.

Restructuring

As discussed above, during the first six months of 2002, the Company reduced the discretionary portion of its operating costs to near minimal levels, absent a reduction of its workforce and/or its facilities expenditures. As a result of the continued downturn in the information technology industry, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, on July 17, 2002, the Company announced a restructuring of its operations and an associated workforce reduction (collectively, the "Restructuring") intended to: (i) strengthen the Company's competitive position, and (ii) reduce its cost structure and thereby improving the Company's revenue per employee, operating margin and overall operating performance.

The Company is in the process of finalizing this Restructuring Plan, under which the Company currently expects to recognize a charge to operations of up to approximately $275.0 million in the second half of 2002. The Restructuring charge will be comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating facilities; and (iii) impairment costs related to certain long-lived assets that will be abandoned, as discussed further below. Total cash outlays under the Restructuring are expected to be approximately $200.0 million to $225.0 million, and relate primarily to costs associated with permanently vacating facilities and costs associated with the reduction of the Company's workforce. The Company expects that the costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through December 2023 or over a shorter period as the Company may negotiate with its lessors. The costs associated with the reduction of the Company's workforce will be paid during the second half of 2002. The total Restructuring charge and related cash outlay are based on management's current estimates, which may change as the Company finalizes its Restructuring Plan and/or adjusts its current estimates of the costs to exit certain facilities.

As part of the Restructuring, the Company intends to reduce its workforce by approximately 1,200 employees, or 16% of its workforce. This workforce reduction will affect substantially all of the Company's organizations and geographical regions. Expenses associated with the workforce reduction will be comprised primarily of severance and associated employment termination costs and will be expensed during the third quarter of 2002.

As a result of the workforce reduction and previous employee attrition, certain of the Company's currently occupied facilities and facilities scheduled for occupation in early 2003 are projected to be under-utilized. Accordingly, in July 2002, the Company began developing a plan to improve the utilization of its facilities by consolidating its remaining workforce into certain existing facilities and permanently removing from its operations certain facilities currently occupied and certain facilities that the Company does not plan to occupy. The facilities to be permanently removed from the Company's operations are primarily in San Mateo, California; Egham, England; and several smaller offices in North America and Europe. The Company expects that the portion of the Restructuring charge related to facilities consolidation will be expensed during the second half of 2002. The Company's estimates of the excess facility charge are based on the expected lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Estimates related to the total facilities charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time period required to locate and contract a suitable sublease and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

As part of the consolidation of the Company's facilities, certain leasehold improvements are expected to be abandoned in the second half of 2002. In addition, in connection with the closure of certain facilities, the Company will abandon certain equipment at these facilities that will no longer be utilized in the Company's operations. The equipment to be abandoned is primarily composed of computer equipment, furniture and fixtures. The Company expects the portion of the Restructuring charge related to asset impairments will be expensed in the second half of 2002. The Company's estimates of the asset abandonment charge are based on the assets currently expected to be abandoned and the potential proceeds from disposal of such assets, among other factors.

Subject to the timely and successful implementation of the Restructuring, the Company believes that the Restructuring will further reduce the Company's expense levels and related cash requirements, resulting in a cost structure that is better aligned with the Company's anticipated future revenues. Because the Restructuring charge and related benefits are derived from management's estimates, which are based on currently available information, the Company's Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level, currently contemplated. In addition, the Company's software license revenues and operating performance may continue to be negatively impacted by: (i) the uncertainty in the information technology industry; (ii) geopolitical uncertainties; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; and (vii) other factors described under "Risk Factors" below. Accordingly, additional actions, including a further restructuring of the Company's operations, may be required in the future. As a result, the demand for the Company's products and services and, ultimately, the Company's future financial performance, are difficult to predict with any degree of certainty.

Please refer to "We may not be able to successfully implement our restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors for further discussion of risks associated with the Restructuring.

Use of Estimates

The accompanying discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items that require management's estimates.

In addition to these estimates and assumptions that are utilized in preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's proprietary software allows the Company to track its potential revenues with a high degree of visibility and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, such as the estimated closing date and potential dollar amount of such transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect the Company's business, financial condition or results of operations.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, the provision for doubtful accounts, other-than-temporary declines in the market value of investments, acquired intangible assets, impairments of long-lived assets and the provision for income taxes. These policies, and the Company's procedures related to these policies, are described in detail below. Please see Note 1 to the accompanying unaudited consolidated financial statements for a detailed description of these accounting policies.

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

A customer typically prepays maintenance for the first 12 months, and the related revenue is deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of the Company's products and training revenues. The Company's software is ready to use by the customer upon receipt. While many of the Company's customers may choose to alter the software to fit their individual needs, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional service arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to six-month period subsequent to licensing of the Company's software.

For substantially all of the Company's software arrangements, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is deemed probable. The Company evaluates each of these criteria as follows:

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

  Collection is deemed probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

Provision for Doubtful Accounts

The Company initially records its provision for doubtful accounts based on its historical experience of write-offs and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers: (i) the age of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable, (iii) the customer mix in each of the aging categories; (iv) the Company's historical provision for doubtful accounts, which has ranged between 1.0% and 3.5% of total revenues; (v) the credit-worthiness of the customer; (vi) the economic conditions of the customer's industry; and (vii) general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required. A number of the Company's customers are in the telecom industry and, as discussed previously, as part of the Company's evaluation of its provision for doubtful accounts, the Company has considered not only the economic conditions in that industry but also the financial condition of the Company's customers in that industry in determining the provision for doubtful accounts. Should conditions continue to deteriorate in this industry, or any other industry, additional provision for doubtful accounts may be required.

Other-than-Temporary Declines in the Market Value of Investments

The Company records an investment impairment charge when it determines an investment has experienced a decline in value that is other-than-temporary. To make this determination, the Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Acquired Intangible Assets

The Company accounts for its purchases of acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and accounts for the related acquired intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as "acquired technology," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are recorded as a one-time charge at the acquisition date.

Most of the entities acquired by the Company do not have significant tangible assets and, as a result, the majority of the purchase price is typically allocated to identified intangible assets and goodwill. The Company's future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company's future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. As described below, in lieu of amortizing goodwill, the Company tests goodwill for impairment periodically and records any necessary impairment in accordance with SFAS 142.

Impairments of Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company's determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill will be tested for impairment annually on July 1 in a two-step process. First, the Company must determine if the carrying amount of its Reporting Unit exceeds the "fair value" of the Reporting Unit based on quoted market prices of the Company's common stock, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

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

As part of the process of preparing the Company's financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on the Company's estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While the Company has considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for an additional valuation allowance on its remaining deferred tax assets, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

To determine the Company's quarterly tax rate, the Company is required to estimate its full-year income and the related income tax expense in each jurisdiction in which the Company operates. Changes in the geographical mix or estimated level of annual pre-tax income can impact the Company's overall effective tax rate. Accordingly, the Company may have to increase its tax rate in future periods should the actual geographical mix or annual pre-tax income differ from amounts currently expected.

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2002

The following table sets forth the consolidated statement of operations data for the three and six months ended June 30, 2001 and 2002, expressed as a percentage of total revenues:

                                                   Three Months Ended      Six Months Ended
                                                        June 30,                June 30,
                                                 ----------------------  ---------------------
                                                    2001        2002        2001       2002
                                                 ---------   ---------   ---------  ---------
Revenues:
  Software......................................     51.2%      41.9%      53.7%     47.1%
  Professional services, maintenance and other..     48.8        58.1        46.3       52.9
                                                 ---------   ---------   ---------  ---------
      Total revenues............................    100.0       100.0       100.0      100.0
                                                 ---------   ---------   ---------  ---------
Cost of revenues:
  Software......................................      0.8         1.3         0.7        1.2
  Professional services, maintenance and other..     28.5        29.4        28.7       27.8
                                                 ---------   ---------   ---------  ---------
      Total cost of revenues....................     29.3        30.7        29.4       29.0
                                                 ---------   ---------   ---------  ---------
        Gross margin............................     70.7        69.3        70.6       71.0
                                                 ---------   ---------   ---------  ---------
Operating expenses:
  Product development...........................      8.8        12.4         8.5       11.2
  Sales and marketing...........................     34.5        37.1        35.0       35.8
  General and administrative....................      7.6        10.6         8.3        9.6
                                                 ---------   ---------   ---------  ---------
      Total operating expenses..................     50.9        60.1        51.8       56.6
                                                 ---------   ---------   ---------  ---------
        Operating income........................     19.8         9.2        18.8       14.4
Other income, net...............................      1.9         2.3         2.2        2.3
                                                 ---------   ---------   ---------  ---------
        Income before income taxes..............     21.7        11.5        21.0       16.7
Income taxes....................................      8.0         4.1         7.8        6.0
                                                 ---------   ---------   ---------  ---------
        Net income..............................     13.7%       7.4%      13.2%     10.7%
                                                 =========   =========   =========  =========

Revenues

Software. Software license revenues decreased by 41% from $286.8 million for the three months ended June 30, 2001, to $170.1 million for the three months ended June 30, 2002, and decreased by 33% from $621.9 million for the six months ended June 30, 2001, to $416.2 million for the six months ended June 30, 2002. As previously discussed, the Company's customers and ultimately the Company's software license revenues have been impacted by: (i) the continued deterioration in the information technology industry; (ii) the weakness of the global economy; (iii) fear of additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) continued intense competition; and (vi) geopolitical uncertainties. These factors have caused many of the Company's customers to: (i) delay the initiation of the purchasing process; (ii) increase the time to complete a software purchase; and/or (iii) reduce their capital expenditure budgets and ultimately the size of their purchases of the Company's software. As a result, the Company's software license revenues have decreased during the three and six months ended June 30, 2002, compared to the respective periods in 2001. Please refer to the risk factor "A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations."

Software license revenues as a percentage of total revenues decreased from 51% in the three months ended June 30, 2001, to 42% in the three months ended June 30, 2002, and decreased from 54% in the six months ended June 30, 2001, to 47% in the six months ended June 30, 2002. The decline in software license revenues as a percentage of total revenues was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues. The Company anticipates that the Company's software license revenues will return to positive sequential quarterly growth as the overall economic conditions strengthen and, more specifically, the overall demand for information technology increases. The Company does not expect an improvement in information technology spending in the immediate future and, accordingly, the Company currently expects quarterly software license revenues in the second half of 2002, both in terms of absolute dollars and as a percentage of total revenues, to remain comparable to or decrease from the levels achieved in the second quarter of 2002.

The Company markets its products in the United States through its direct sales force and internationally through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 56% and 46% of software license revenues for the three and six months ended June 30, 2001, respectively, compared to 34% and 37% of software license revenues for the three and six months ended June 30, 2002, respectively. International software license revenues declined in 2002 from the levels in 2001 primarily due to the economic conditions in Europe and Asia lagging behind the deterioration of economic conditions in the United States by approximately six months. The Company expects international software license revenues will continue to account for a significant portion of total software license revenues in the future.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues are primarily composed of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Professional services are typically provided over a period of three to six months subsequent to a software license arrangement and, accordingly, the Company's professional services revenues depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues decreased by 14% from $273.3 million for the three months ended June 30, 2001, to $235.5 million for the three months ended June 30, 2002, and decreased by 13% from $537.0 million for the six months ended June 30, 2001, to $467.3 million for the six months ended June 30, 2002. As a percentage of total revenues, professional services, maintenance and other revenues were 49% and 46% during the three and six months ended June 30, 2001, respectively, compared to 58% and 53% during the three and six months ended June 30, 2002, respectively.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decline in professional services revenues, partially offset by an increase in maintenance revenues. Professional services revenues decreased on a year-over-year basis as a result of the deterioration of global economic conditions and resulting decrease in the Company's software license revenues. The Company's maintenance revenues have continued to increase both sequentially and on a year-over-year basis, primarily due to the continued renewal of customer maintenance agreements. While maintenance revenues continued to increase sequentially in the second quarter, the Company's efforts to renew existing customers' maintenance agreements have become increasingly more challenging than in previous quarters. Professional services, maintenance and other revenues increased as a percentage of total revenues due primarily to the growth in the number of customers receiving maintenance, coupled with the decrease in the Company's software license revenues. The Company currently anticipates that professional services, maintenance and other revenues will remain the same or decrease in the third and fourth quarters of 2002 as compared to the levels achieved in the second quarter of 2002. The Company expects to continue to manage its professional services organization to ensure that it does not compete with its implementation partners.

On January 1, 2002, the Company adopted EITF No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Cost of Revenues

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $4.5 million and $8.8 million for the three and six months ended June 30, 2001, respectively, compared to $5.3 million and $10.6 million for the three and six months ended June 30, 2002, respectively. As a percentage of software license revenues, cost of software license revenues was 2% and 1% in the three and six months ended June 30, 2001, respectively, compared to 3% for both the three and six months ended June 30, 2002. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenue primarily due to increases in amortization expense associated with the acquired technology obtained in the acquisition of nQuire Software, Inc., as discussed in Note 7 to the accompanying unaudited consolidated financial statements. These costs as a percentage of software license revenues are expected to remain comparable in the second half of 2002 to the percentage of software license revenues incurred during the second quarter of 2002.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues decreased from $159.5 million and $332.2 million for the three and six months ended June 30, 2001, respectively, to $119.3 million and $245.3 million for the three and six months ended June 30, 2002, respectively. As a percentage of professional services, maintenance and other revenues, these costs were 58% and 62% in the three and six months ended June 30, 2001, respectively, as compared to 51% and 53% in the three and six months ended June 30, 2002, respectively. The decrease in the absolute dollar amount reflects (i) the reduction of headcount in response to the global economic downturn and the subsequent decrease in demand for the Company's implementation services; (ii) a reduction in the use of third-party contractors; and (iii) an acceleration of the Company's cost control initiatives, including reductions of discretionary expenditures such as travel and entertainment and incentive and other variable compensation. The decrease as a percentage of professional services, maintenance and other revenues from the 2001 periods to the 2002 periods reflects: (i) the continued growth of the Company's higher-margin maintenance revenues; (ii) a higher utilization of the Company's global services personnel; (iii) a reduction in the use of third-party contractors; and (iv) an acceleration of the Company's cost control initiatives discussed above.

As a result of the Company's Restructuring discussed above, the Company expects that professional services, maintenance and other costs in terms of absolute dollars will decrease from the levels obtained in the second quarter of 2002. The Company expects that professional services, maintenance and other costs as a percentage of professional services, maintenance and other revenues will remain comparable in the second half of 2002 to the levels incurred during the second quarter of 2002.

As discussed above, prior to adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Operating Expenses

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products and quality assurance activities and consists primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expense increased from $49.5 million and $97.6 million for the three and six months ended June 30, 2001, respectively, to $50.3 million and $99.4 million for the three and six months ended June 30, 2002, respectively. As a percentage of total revenues, product development expense was 9% and 8% for the three and six months ended June 30, 2001, respectively, as compared to 12% and 11% for the three and six months ended June 30, 2002, respectively.

The increase in product development expense was primarily attributable to costs of additional personnel and depreciation of equipment utilized in the Company's product development operations. The Company added these personnel and related costs to support the development and testing of Siebel 7 and subsequent releases. Product development expense as a percentage of total revenues increased primarily as a result of the Company's increased investment in its research and development of new products during a period in which the Company's software license revenues decreased. In response to the weak economic conditions in the information technology industry and in connection with the Company's Restructuring discussed above, the Company reduced its product development staff in July 2002 and anticipates removing from its operations excess facility capacity in the second half of 2002. While the Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products and additional modules, the Company expects product development expense to decrease, both in terms of the absolute dollar amount and as a percentage of total revenues, in the third and fourth quarters of 2002 as compared to the levels obtained during the second quarter of 2002.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Accordingly, sales and marketing expense is composed primarily of costs associated with the Company's sales and marketing personnel, including the Company's product marketing personnel, and consists primarily of salaries, commissions and bonuses earned by these personnel, along with field office expenses and travel and entertainment related to these personnel. Sales and marketing expense also includes promotional and advertising expenses. Sales and marketing expense decreased from $193.4 million and $405.3 million for the three and six months ended June 30, 2001, respectively, to $150.6 million and $316.0 million for the three and six months ended June 30, 2002, respectively. As a percentage of total revenues, sales and marketing expense was 35% for the three and six months ended June 30, 2001, as compared to 37% and 36% for the three and six months ended June 30, 2002, respectively.

Sales and marketing expense decreased in terms of absolute dollars during the three and six months ended June 30, 2002, from the comparable periods in 2001, primarily due to the Company's cost control initiatives and the decrease in sales commissions that resulted from a decrease in the Company's software license revenues. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during the six months ended June 30, 2002. The Company's cost controls included: (i) decreasing or eliminating incentive compensation and reducing executive compensation; (ii) deferring merit compensation increases; (iii) reducing advertising, travel and other discretionary expenditures; and (iv) reducing headcount in the second half of 2001. In addition, as discussed above under Restructuring, the Company has reduced its sales and marketing staff in July 2002 and currently expects to consolidate excess facilities to further reduce sales and marketing expense. Accordingly, the Company expects that sales and marketing expense, in terms of absolute dollars and as a percentage of total revenues, will decrease in the third and fourth quarters of 2002 as compared to the levels obtained during the second quarter of 2002.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expense was $42.4 million and $96.6 million for the three and six months ended June 30, 2001, respectively, as compared to $42.8 million and $84.5 million for the three and six months ended June 30, 2002, respectively. As a percentage of total revenues, general and administrative expense was 8% for the three and six months ended June 30, 2001, as compared to 11% and 10% for the three and six months ended June 30, 2002, respectively. General and administrative expense in terms of absolute dollars increased from the three months ended June 30, 2001, to the three months ended June 30, 2002, due primarily to an increase in facility- (i.e., rent) and equipment- (i.e., depreciation) related expenses. The increase in rent and depreciation was partially offset by a decrease in the Company's provision for doubtful accounts, the elimination of goodwill amortization in 2002 as a result of the adoption of SFAS 142, and management's cost control initiatives described above. The decrease in absolute dollars from the six months ended June 30, 2001, to the six months ended June 30, 2002, was due primarily to: (i) management's cost control initiatives; (ii) a decrease in the Company's provision for doubtful accounts; and (iii) the elimination of goodwill amortization expense, partially offset by an increase in rent and depreciation expense.

As a result of management's cost control initiatives, during the three and six months ended June 30, 2002, the vast majority of general and administrative expenses were relatively fixed in nature, absent a reduction in workforce or facilities-related expenditures. Accordingly, due primarily to a decrease in total revenues, general and administrative expense increased as a percentage of total revenues during the three and six months ended June 30, 2002, as compared to respective periods in 2001. As discussed above, the Company announced the Restructuring in July 2002, which the Company expects will better align its costs structure with its current revenue levels. Therefore, the Company anticipates that general and administrative expense, in terms of absolute dollars and as a percentage of total revenues, will decrease in the third and fourth quarters of 2002 as compared to the levels obtained during the second quarter of 2002.

Operating Income and Operating Margin

Operating income was $110.9 million and $218.3 million for the three and six months ended June 30, 2001, respectively, compared to $37.2 million and $127.6 million for the three and six months ended June 30, 2002, respectively. Operating margins were 20% and 19% during the three and six months ended June 30, 2001, respectively, as compared to 9% and 14% during the three and six months ended June 30, 2002, respectively. Operating income decreased in the three and six months ended June 30, 2002, from the comparable periods in 2001 due primarily to: (i) the year-over-year decrease in software license revenues, and (ii) the Company's increased investment in product development. This decline in operating income was partially offset by: (i) management's cost control initiatives, and (ii) the elimination of the requirement to amortize goodwill, which totaled approximately $4.7 million and $10.2 million during the three and six months ended June 30, 2001, respectively. Please refer to Notes 1 and 2 to the accompanying unaudited consolidated financial statements for further discussions regarding the elimination of the requirement to amortize goodwill. While both of these factors had positive effects on operating margins in 2002, they were offset by: (i) a higher percentage of total revenues coming from professional services, maintenance, and other revenues, which are at lower margins than software license revenues and (ii) the Company's increased investment in product development.

Other Income, Net

For the three and six months ended June 30, 2001 and 2002, other income, net was comprised of the following:

                                                   Three Months Ended    Six Months Ended
                                                       June 30,              June 30,
                                                 --------------------  --------------------
                                                   2001       2002       2001       2002
                                                 ---------  ---------  ---------  ---------
Interest income................................ $  17,136  $  14,885  $  36,244  $  28,957
Interest expense...............................    (4,362)    (4,889)    (9,096)    (9,836)
Net gains on investments.......................       598      2,478      1,774      4,730
Write-down of cost-method investments..........    (1,738)    (2,508)    (2,410)    (2,508)
Other, net.....................................    (1,038)      (659)    (1,217)    (1,443)
                                                 ---------  ---------  ---------  ---------
                                                $  10,596  $   9,307  $  25,295  $  19,900
                                                 =========  =========  =========  =========

Interest income represents earnings on the Company's cash and short-term investments. Interest income decreased during the three and six months ended June 30, 2002, from the levels for the comparable periods in 2001, primarily due to a decline in interest rates, partially offset by the Company's increased balances of cash and short-term investments. Interest expense for all periods presented primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 3 to the accompanying unaudited consolidated financial statements).

During the three and six months ended June 30, 2001 and 2002, net gains on investments were primarily the result of gains from sales of the Company's short-term investments. For the 2002 periods, the gains on investments were partially offset by a $0.6 million write-down of one of the Company's marketable equity securities to fair value, as the decline was determined to be other-than-temporary. The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During the three and six months ended June 30, 2001 and 2002, the Company wrote down certain of these investments accounted for under the cost method to fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily composed of banking fees and foreign currency gains or losses.

Provision for Income Taxes

Income taxes totaled $45.0 million and $90.1 million for the three and six months ended June 30, 2001, respectively, and totaled $16.7 million and $53.1 million for the three and six months ended June 30, 2002, respectively. Income taxes as a percentage of pretax income decreased from 37% in both the three and six months ended June 30, 2001, to 36% in both the three and six months ended June 30, 2002. The Company's effective tax rate for the 2001 period was higher than the rate in the 2002 period primarily due to the Company deriving a higher percentage of its taxable income from more favorable tax jurisdictions. The Company currently expects its effective tax rate for the remainder of 2002 to be approximately 36%; however, as discussed above under "Critical Accounting Policies" the Company may have to increase its tax rate in future periods should the Company's actual geographical mix of pre-tax income or annual pre-tax income differ from amounts currently expected.

Net Income

The Company had net income of $76.6 million and $153.5 million for the three and six months ended June 30, 2001, respectively, as compared to $29.8 million and $94.4 million for the three and six months ended June 30, 2002, respectively. Diluted net income per share was $0.15 and $0.29 for the three and six months ended June 30, 2001, respectively, compared to $0.06 and $0.18 for the three and six months ended June 30, 2002, respectively.

Adoption of Accounting Standards

During the six months ended June 30, 2001 and 2002, the Company adopted new accounting standards related to the accounting for its: derivative instruments and hedging activities; business combinations; intangible assets and goodwill; impairment of long-lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was not a cumulative transition adjustment upon the adoption of any of these accounting standards, and the adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The following is a brief summary of the accounting standards adopted during the six months ended June 30, 2001 and 2002:

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

Business Combinations. On July 1, 2001, the Company adopted certain provisions of SFAS 141, as required for business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 effective January 1, 2002. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.

Goodwill and Intangible Assets. On July 1, 2001, the Company adopted certain provisions of SFAS 142, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 142 effective January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the "Reporting Unit" level, as defined, at least annually and more frequently upon the occurrence of certain events. The Company has completed the first step of the transitional goodwill impairment test and has determined that there was no transitional impairment upon full adoption.

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

Presentation of Rebilled Expenses. On January 1, 2002, the Company adopted EITF 01-14. EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

Liquidity and Capital Resources

The Company derives its liquidity and capital resources primarily from the Company's cash flows from operations and from working capital. The Company's cash, cash equivalents and short-term investments increased from $1,656.7 million as of December 31, 2001, to $2,006.0 million as of June 30, 2002, representing approximately 61% and 67% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 73 days as of December 31, 2001, compared with 80 days as of June 30, 2002. The Company's liquidity could be negatively impacted by a decrease in demand for the Company's products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company's customers as a result of a downturn in the global economy, among other factors. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, the Company's liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of June 30, 2002, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases and the Company's convertible subordinated debentures. The Company leases facilities under non-cancelable operating leases expiring between 2002 and 2022 and certain equipment under non-cancelable operating and capital leases expiring between 2002 and 2014. Future minimum lease payments under these leases as of June 30, 2002, consisted of $52.6 million due for the remainder of 2002, $594.4 million due within five years subsequent to 2002, and $619.1 million due in 2008 and thereafter. In addition, as of June 30, 2002, the Company had $300.0 million of convertible subordinated debentures outstanding. These debentures mature on September 15, 2006; bear interest at a rate of 5.50%; and are convertible at the option of the holder into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after September 15, 2002. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002, and September 14, 2006. Any redemption made on or after September 15, 2006, will be at $300.0 million. The Company will pay accrued interest to the redemption date.

Cash provided by operating activities was $382.7 million and $278.8 million for the six months ended June 30, 2001 and 2002, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from its operations. The Company's cash provided from operations in each of these periods was primarily derived from the Company's earnings prior to non-cash expenses such as depreciation, amortization and bad debt. Also contributing to cash flows from operations is: (i) the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense, and (ii) changes in the Company's working capital, which is primarily composed of collections of accounts receivable and increases in deferred revenue. The Company's cash provided by operating activities decreased in 2002 from the comparable period in 2001 primarily as the result of the decreases in revenues and operating income that occurred, in part, as a result of the weak global economic conditions.

Cash used in investing activities was $415.2 million and $319.2 million for the six months ended June 30, 2001 and 2002, respectively. During each of the these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For the six months ended June 30, 2001 and 2002, the Company reinvested its cash flows from operations into short-term investments in net amounts of $255.1 million and $280.7 million, respectively, and had purchases of property and equipment, including leasehold improvements, of $172.4 million and $49.2 million, respectively. Other investing activities totaled approximately $12.3 million and $10.7 million during the six months ended June 30, 2001 and 2002, respectively.

Capital expenditures were significantly higher in the first half of 2001 compared to the first half of 2002 primarily as a result of the following: (i) expansion of the Company's infrastructure during 2001 to support the development and testing of Siebel 7, and (ii) purchases of tenant improvements and furniture and fixtures for newly leased facilities. The Company may purchase land and buildings in the future to meet its facilities requirements.

Cash provided by financing activities was $119.3 million and $97.0 million during the six months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002, the Company's financing activities consisted primarily of net proceeds of $118.5 million and $76.2 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During the six months ended June 30, 2002, the Company also received proceeds of $24.9 million from equipment financing, partially offset by net repayments on this financing and other capital leases of $4.5 million.

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

We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness applications software and services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the above industries has caused a decrease in our software license revenues in both 2001 and 2002. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of the Company's software license revenue and have an adverse effect on our business, financial condition or results of operations.

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

We may not be able to successfully implement our restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees.

In July 2002, we announced a restructuring of our operations involving, among other things, the reduction of our workforce by approximately 1,200 employees worldwide and the consolidation of certain excess facilities. As part of this restructuring, we may permanently remove from our operations or terminate certain of our leased facilities, which may require the Company to negotiate certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our restructuring charge in future periods. In addition, we cannot assure you that our restructuring program will achieve all of the benefits we currently anticipate or on the timetable contemplated.

Workforce reductions, including the one we announced in July 2002, could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our restructuring. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. In addition, employees directly affected by the reduction may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our business may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Throughout the last nine months of 2001 and the first six months of 2002, our revenues have declined as a result of deterioration in the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the continued deterioration in the information technology industry, management announced a restructuring of our operations in July 2002. This restructuring has its own risks, many of which are discussed above under "We may not be able to successfully implement our restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees." In addition, if we return to growth in the future, that growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business.

Our success will require us to manage the size of our employee base, particularly our direct sales force and global support staff.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base, particularly our direct sales force and technical and global services staff, to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expansion of the distribution of our products may place new and increased demands on our direct sales force and technical and sales support staff. Although we currently invest sufficient resources in our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and global services personnel. We may not be able to expand our direct sales force and technical support staff as necessary to support our operations.

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

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

We operate in a competitive and rapidly changing market.

If the Web-based applications market fails to grow, our business, operating results and financial condition could be materially and adversely affected. The market for Web-based applications software is relatively new, highly competitive and rapidly changing. We market our products only to customers who have migrated or are in the process of migrating their enterprise computing systems to Web-based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting Web-based computing environments.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future; however, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for an entire fiscal year will be less significant. For the six months ended June 30, 2002, software license revenues from our 10 largest customers accounted for approximately 26% of total software license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition or results of operations.

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

A large number of personal, departmental and other products exist in the eBusiness applications market. Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or the prospective customer's industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; JD Edwards & Company; Kana Software, Inc.; ONYX Software Corporation; Pivotal Corporation; and Salesforce.com, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, that compete in a majority of the Company's product lines. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or amongst systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition or results of operations.

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

We need to successfully integrate acquisitions.

Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions, investments, joint ventures and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of this strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, financial condition or results of operations.

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

The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. A significant portion of these critical business and information technology systems are concentrated in the San Francisco Bay Area. We are currently in the process of creating redundant communications and customer service infrastructure in several geographic locations to ensure uninterrupted service and system back up. Until we complete the creation of the duplicate systems, in the event of a natural disaster, a fire or other catastrophic event such as the recent terrorist attacks upon the United States, in the San Francisco Bay Area that results in the destruction of these systems, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, financial condition or results of operations could be adversely affected.

Leverage and debt service obligations may adversely affect our cash flow.

As of June 30, 2002, we have $300.0 million of convertible subordinated notes outstanding, bearing interest at 5.50% and due September 15, 2006 (see Note 3 to the accompanying unaudited consolidated financial statements). While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our current or future leverage could have negative consequences, including:

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

Our revenues are primarily derived from large multinational companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and in the future may expand our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel eBusiness Applications. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of June 30, 2002. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; the gain or loss of significant orders; changes in earning estimates by analysts; changes in our revenue and/or earnings expectations as announced in our earnings call; announcements of technological innovations or new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the software and computer industries; the recent lack of confidence in corporate governance and accounting practices; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

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

The following summarizes as of June 30, 2002, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                          Contract Amount   Contract       Fair
                                          (Local Currency)   Amount     Value (US$)
                                          ---------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)................     (AUD) 2,893   US$1,508  $       (143)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)...................     (BRL) 4,047   US$1,725  $        296

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$)................     (CAD) 7,316   US$4,734  $        (78)

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$)................... (YEN) 1,780,566  US$13,857  $       (751)

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)................    (MXN) 24,703   US$2,470  $        (48)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)................        (SGD) 74      US$50  $         (8)

British pounds ("GBP") (contracts to
  receive GBP/pay EUR)...................       (GBP) 853    EUR 613  $        280

Czech Republic koruna (contracts to
  receive CZK/pay EUR)...................    (CZK) 64,176  EUR 2,128  $         19

Euro ("EUR") (contracts to receive
  EUR/pay US$)...........................   (EUR) 129,653  US$117,281 $      8,781

Korea won (contracts to receive
  KRW/pay US$)........................... (KRW) 1,638,939   US$1,332  $         18

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)...................    (SEK) 17,417  EUR 1,904  $         28

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)...................    (CHF) 12,119  EUR 8,341  $        (82)

The following summarizes the Company's short-term investments and the weighted average yields, as of June 30, 2002 (in thousands):

                                              Expected Maturity Date
                         -----------------------------------------------------------------
                                                                         There-
                           2002      2003      2004     2005     2006    after      Total
                         --------- --------- -------- -------- -------- --------  ---------
US Treasury and Agency
  securities............  $63,831  $153,560   $62,440  $11,234       --   $1,876   $292,941
Weighted average yield..     2.19%     2.45%     3.05%    3.44%      --     4.06%

Corporate bonds......... $133,048  $227,244   $97,834  $62,220  $37,656  $28,735   $586,737
Weighted average yield..     2.08%     2.78%     3.54%    3.51%    4.98%    4.76%

Asset-backed securities.  $21,977   $61,128  $113,741  $50,471   $8,050   $2,636   $258,003
Weighted average yield..     1.95%     2.69%     3.81%    4.10%    4.83%    5.05%

As of June 30, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,137.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2002, the fair value of the portfolio would decline by $16.0 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.6 million decrease in the fair value of our marketable equity securities as of June 30, 2002.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit-worthiness. The fair market value of the convertible subordinated debenture as of June 30, 2002, was $298.9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 6, 2002. At the Annual Meeting, the stockholders of the Company: (i) elected each of the persons below to serve as a director of the Company until the 2005 Annual Meeting of Stockholders or until his successor is elected, and (ii) ratified the selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002. The following sets forth the results of the voting at the Annual Meeting.

The first proposal related to the election of Thomas M. Siebel, James C. Gaither and Marc F. Racicot to serve as directors of the Company until the 2005 Annual Meeting of Stockholders or until their successors are elected. The other directors whose terms of office continued after the meeting were Patricia A. House, Eric E. Schmidt, Ph.D., A. Michael Spence, Ph.D., Charles R. Schwab, and George T. Shaheen. The votes for and withheld for such nominees were as follows:

        NAME              FOR         AGAINST
--------------------  ------------  ------------

Thomas M. Siebel      355,177,945    43,251,552
James C. Gaither      387,677,437    10,752,060
Marc F. Racicot       393,595,814     4,833,683

The second proposal related to the selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002. There were 387,814,611 votes cast in favor of the proposal and 9,141,796 votes cast against the proposal. There were 1,473,090 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit	Description of Document
2.1	Arrangement Agreement dated September 11, 2000, among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (2)
3.2	Bylaws of the Registrant. (3)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (3)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (1)
4.5	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (4)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (5)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (6)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (3)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (7)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates, as amended. (3)
10.5.1	Amendments to Lease Agreement, by and between the Registrant and Crossroad Associates and Clocktower Associates. (8)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.6.1	First Amendment to Lease dated June 11, 1999, and Second Amendment to Lease dated July 31, 1999. (10)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.7.1	First Amendment to Lease dated June 11, 1999, and Second Amendment to Lease dated July 31, 1999. (10)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.8.1	First Amendment to Lease dated September 23, 2000. (10)
10.9	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P., as amended. (9)
10.9.1	Amendment Number One to Lease, dated October 26, 2000, and Amendment Number Two to Lease, dated June 29, 2001. (8)
10.10	Registrant's 1998 Equity Incentive Plan, as amended. (11)
99.1	Certification pursuant Section 906 of the Corporate Fraud Accountability Act of 2002. (8)

__________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 17, 1999.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(8) Filed herewith.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72218), as amended.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: August 7, 2002

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)