Form 10-Q
period 2002-09-30
SIEBEL SYSTEMS INC
filed 2002-11-12
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 17, 2002, was 484,556,908.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2002
Table of Contents

Part I. Financial Information

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; unaudited)

                                                                           December 31,  September 30,
                                                                               2001          2002
                                                                           ------------  ------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    799,090  $    773,126
   Short-term investments..............................................        857,565     1,294,139
                                                                           ------------  ------------
          Total cash, cash equivalents, and short-term investments.....      1,656,655     2,067,265

   Marketable equity securities........................................          8,254         3,935
   Accounts receivable, net............................................        396,297       287,151
   Deferred income taxes...............................................         58,131        56,590
   Prepaids and other..................................................         70,766        62,532
                                                                           ------------  ------------
          Total current assets.........................................      2,190,103     2,477,473

Property and equipment, net............................................        353,242       299,456
Goodwill...............................................................         72,869        78,824
Intangible assets, net.................................................         19,000        12,313
Other assets...........................................................         56,905        40,936
Deferred income taxes..................................................         52,725        52,725
                                                                           ------------  ------------
          Total assets.................................................   $  2,744,844  $  2,961,727
                                                                           ============  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     14,395  $     22,646
   Accrued expenses....................................................        350,282       287,475
   Option settlement obligations.......................................             --        23,408
   Restructuring obligations...........................................             --        26,529
   Deferred revenue....................................................        241,017       250,657
                                                                           ------------  ------------
          Total current liabilities....................................        605,694       610,715

Restructuring obligations, less current portion........................             --        50,171
Capital lease obligations, less current portion........................          3,048        18,352
Convertible subordinated debentures....................................        300,000       300,000
                                                                           ------------  ------------
          Total liabilities............................................        908,742       979,238
                                                                           ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     466,950 and 478,218 shares issued and outstanding, respectively...            467           478
  Additional paid-in capital...........................................      1,357,422     1,451,842
  Option settlement shares issuable....................................             --        31,471
  Notes receivable from stockholders...................................           (422)           --
  Deferred compensation................................................         (8,362)       (3,427)
  Accumulated other comprehensive income...............................          6,174        18,984
  Retained earnings....................................................        480,823       483,141
                                                                           ------------  ------------
          Total stockholders' equity...................................      1,836,102     1,982,489
                                                                           ------------  ------------
          Total liabilities and stockholders' equity...................   $  2,744,844  $  2,961,727
                                                                           ============  ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data; unaudited)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,          September 30,
                                                           ---------------------  ----------------------
                                                             2001        2002        2001        2002
                                                           ---------  ----------  ----------  ----------
Revenues:
   Software.............................................  $ 193,473  $  126,834  $  815,413  $  542,990
   Professional services, maintenance and other.........    244,417     230,328     781,379     697,581
                                                           ---------  ----------  ----------  ----------
       Total revenues...................................    437,890     357,162   1,596,792   1,240,571
                                                           ---------  ----------  ----------  ----------
Cost of revenues:
   Software.............................................      3,405       6,011      12,228      16,588
   Professional services, maintenance and other.........    144,875     135,912     477,083     381,245
                                                           ---------  ----------  ----------  ----------
       Total cost of revenues...........................    148,280     141,923     489,311     397,833
                                                           ---------  ----------  ----------  ----------
       Gross margin.....................................    289,610     215,239   1,107,481     842,738
                                                           ---------  ----------  ----------  ----------
Operating expenses:
   Product development..................................     52,422      59,102     150,030     158,469
   Sales and marketing..................................    155,298     148,454     560,635     464,447
   General and administrative...........................     36,943      53,002     133,551     137,547
   Restructuring-related expenses.......................         --     109,383          --     109,383
                                                           ---------  ----------  ----------  ----------
       Total operating expenses.........................    244,663     369,941     844,216     869,846
                                                           ---------  ----------  ----------  ----------
       Operating income (loss)..........................     44,947    (154,702)    263,265     (27,108)
Other income, net.......................................     10,921      10,831      36,216      30,731
                                                           ---------  ----------  ----------  ----------
       Income (loss) before income taxes................     55,868    (143,871)    299,481       3,623
Income taxes (benefit)..................................     20,671     (51,793)    110,806       1,305
                                                           ---------  ----------  ----------  ----------
       Net income (loss) ...............................  $  35,197  $  (92,078) $  188,675  $    2,318
                                                           =========  ==========  ==========  ==========

Diluted net income (loss) per share.....................  $    0.07  $    (0.19) $     0.36  $     0.00
                                                           =========  ==========  ==========  ==========
Basic net income (loss) per share.......................  $    0.08  $    (0.19) $     0.41  $     0.00
                                                           =========  ==========  ==========  ==========

Shares used in diluted share computation................    516,282     477,660     520,402     523,580
                                                           =========  ==========  ==========  ==========
Shares used in basic share computation..................    460,756     477,660     454,762     473,565
                                                           =========  ==========  ==========  ==========
Comprehensive income (loss):
Net income (loss).......................................  $  35,197  $  (92,078) $  188,675  $    2,318
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments.............      7,986      (2,401)      1,317      10,138
   Realized (gain) loss previously recognized in other
      comprehensive income..............................       (944)     (5,020)     (2,718)     (9,750)
   Unrealized gain (loss) on investments................      7,140       8,846       5,123      12,422
                                                           ---------  ----------  ----------  ----------
       Other comprehensive income (loss)................     14,182       1,425       3,722      12,810
                                                           ---------  ----------  ----------  ----------
       Total comprehensive income (loss)................  $  49,379  $  (90,653) $  192,397  $   15,128
                                                           =========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2001        2002
                                                                             ---------  -----------
Cash flows from operating activities:
   Net income (loss)....................................................... $ 188,675  $     2,318
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization..................................    62,155      105,099
      Amortization of goodwill.............................................    15,108           --
      Amortization of identifiable intangible assets.......................     4,586        6,687
      Compensation related to stock options, net...........................     4,047        3,620
      Write-off of property and equipment abandoned in restructuring.......        --       18,962
      Compensation expense related to option settlement shares issuable....        --       31,471
      Provision for doubtful accounts and returns..........................    23,404       17,531
      Tax benefit from exercise of stock options...........................    53,800       10,000
      Deferred income taxes................................................      (556)         516
      Write-down of cost-method investments to fair value..................     3,073        6,640
      Net gains on short-term investments and marketable equity securities.    (2,718)      (9,750)
      Exchange of software for cost-method investments.....................      (971)          --
      Changes in operating assets and liabilities:
         Accounts receivable...............................................    78,798       91,615
         Prepaids and other................................................    21,514        8,234
         Accounts payable and accrued expenses.............................   (17,084)     (62,866)
         Option settlement obligations.....................................        --       23,408
         Restructuring obligations.........................................        --       76,700
         Deferred revenue..................................................    28,166        9,640
                                                                             ---------  -----------
           Net cash provided by operating activities.......................   461,997      339,825
                                                                             ---------  -----------
Cash flows from investing activities:
   Purchases of property and equipment.....................................  (218,691)     (55,324)
   Purchases of short-term investments.....................................  (834,267)  (1,548,344)
   Sales and maturities of short-term investments..........................   480,177    1,120,432
   Purchases of marketable equity securities...............................        --       (1,000)
   Proceeds from sale of marketable equity securities......................       821          853
   Purchase consideration for acquired businesses, net of cash received....     8,555         (500)
   Other non-operating assets and non-marketable securities................   (16,536)       8,421
   Repayments from (advances to) affiliate, net............................    10,579           --
                                                                             ---------  -----------
           Net cash used in investing activities...........................  (569,362)    (475,462)
                                                                             ---------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases..............   129,742       80,268
   Proceeds from equipment financing.......................................        --       24,873
   Repayments of capital lease obligations.................................        --       (6,051)
   Repayments of stockholder notes.........................................     1,201          422
                                                                             ---------  -----------
           Net cash provided by financing activities.......................   130,943       99,512
                                                                             ---------  -----------
Effect of exchange rate fluctuations on cash and cash equivalents..........     1,317       10,161
                                                                             ---------  -----------
Change in cash and cash equivalents........................................    24,895      (25,964)
Cash and cash equivalents, beginning of period.............................   751,384      799,090
                                                                             ---------  -----------
Cash and cash equivalents, end of period................................... $ 776,279  $   773,126
                                                                             =========  ===========
Supplemental disclosures of cash flows information:
   Cash paid for interest.................................................. $  16,768  $    17,992
                                                                             =========  ===========

   Cash paid for income taxes.............................................. $  17,469  $    27,410
                                                                             =========  ===========
Supplemental disclosures of non-cash activities:
   Common stock and stock options issued for acquisitions.................. $  28,235  $     5,478
                                                                             =========  ===========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. ("Siebel" or the "Company") is a leading provider of multichannel eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Embedding industry-specific business processes based on best practices, Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business, including the Web, call centers, field, resellers, and retail and dealer networks. The Company's partner relationship management applications unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity, and customer satisfaction. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, many of the Company's customers have achieved high levels of satisfaction from these constituencies and continue to be competitive in their markets.

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. All amounts included herein related to the financial statements as of September 30, 2002, and the three and nine months ended September 30, 2001 and 2002, are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

  The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management's estimates.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures was $274,080,000 as of September 30, 2002. The fair value of the Company's derivative financial instruments (i.e., foreign exchange contracts) was $3,230,000 as of September 30, 2002.

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

  The Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if: (i) the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors. Other-than-temporary impairments recognized in other income totaled $663,000 and $3,073,000 for the three and nine months ended September 30, 2001, respectively. Other-than-temporary impairments recognized in other income totaled $4,624,000 and $7,774,000 for the three and nine months ended September 30, 2002, respectively.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. The Company primarily invests its excess cash in money market instruments, government securities, corporate bonds and asset-backed securities. The Company is exposed to credit risks related to the Company's short-term investments in the event of default or decrease in credit worthiness of one of the issuers of the investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well-established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base. No single customer accounts for more than 10% of revenues for any period presented, and the Company's customers, which are primarily in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, are sufficiently diverse that the Company does not consider itself significantly exposed to concentrations of credit risk. The counterparties to agreements relating to the Company's foreign currency contracts are large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company to that counterparty.

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Capital lease amortization is included with depreciation expense and the associated accumulated amortization is included with accumulated depreciation in the accompanying financial statements. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally two to five years, or the lease term, if applicable. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the statement of operations.

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

  As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. Refer to Note 3 for further discussion of the Company's intangible assets and goodwill.

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

  In connection with the Company's restructuring of its operations and associated workforce reduction initiated during the third quarter of 2002, the Company abandoned certain long-lived assets, consisting primarily of furniture, fixtures and leasehold improvements. Refer to Note 2 for further discussion of the impairment charge recorded in the third quarter of 2002. The Company expects to complete the restructuring in the fourth quarter of 2002 and may abandon additional furniture, fixtures and leasehold improvements, resulting in an additional impairment charge during the fourth quarter of 2002.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally three to five years.

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

  The Company operates internationally and thus is exposed to potential adverse changes in currency exchange rates. The Company has entered into foreign exchange contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts. Because the impact of movements in currency exchange rates on forward contracts generally offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as hedges and, accordingly, the Company adjusts these instruments to fair value through earnings. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

  Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are typically on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

  The Company's customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a "Concurrent Transaction"). The Company generally defines "at or about the same time" as "within six months." Concurrent Transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's length. During the three and nine months ended September 30, 2001, the Company recognized $11,678,000 and $62,077,000, respectively, of software license revenues from Concurrent Transactions. The Company did not recognize any revenue from Concurrent Transactions during the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Company recognized software license revenues of $50,571,000 from Concurrent Transactions.

  On January 1, 2002, the Company adopted EITF No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The Company has reflected the out-of-pocket expenses rebilled to customers in professional services, maintenance and other revenues. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

  Cost of Revenues

  Cost of software consists primarily of amortization of acquired technology, media, product packaging and shipping, documentation and other production costs, and third-party royalties. Cost of professional services, maintenance and other consists primarily of salaries, benefits, and allocated overhead costs related to consulting, training and other global services personnel, including cost of services provided by third-party consultants engaged by the Company.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $6,487,000 and $21,356,000 for the three and nine months ended September 30, 2001, respectively, and $2,140,000 and $11,799,000 for the three and nine months ended September 30, 2002, respectively.

  Provision for Doubtful Accounts

  The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers: (i) the age of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable, (iii) the customer mix in each of the aging categories; (iv) the Company's historical provision for doubtful accounts; (v) the credit-worthiness of the customer; (vi) the economic conditions of the customer's industry; and (vii) general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required.

  Restructuring-Related Expenses

  The Company's restructuring charges are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities ("abandonment"); and (iii) impairment costs related to certain long-lived assets abandoned. The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company's workforce, in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

  When the costs associated with lease termination and/or abandonment are not associated with exiting an activity as defined by EITF 94-3, the Company accounts for these costs in accordance with EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

  Inherent in the estimation of the costs related to the Company's restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of the Company's restructuring activities. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to its restructuring obligations in operations based on management's most current estimates.

  Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  Net Income (Loss) per Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options to purchase common stock, restricted common stock subject to repurchase by the Company, and warrants outstanding, using the treasury stock method. Dilutive net income (loss) per share also gives effect, when dilutive, to the conversion of the convertible subordinated debentures, using the if-converted method.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective January 1, 2003, and early application is permitted. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial position, results of operations or cash flows.

  In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

  SFAS 146 supersedes EITF 94-3 and EITF 88-10 and therefore prohibits recognition of a liability based solely on an entity's commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 must continue to be accounted for in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance. Accordingly, the Company will continue to account for its restructuring obligations recorded during the third quarter of 2002 and the obligations anticipated to be recorded in the fourth quarter of 2002 in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

  Restructuring

  Throughout 2001 and 2002 the Company reduced the discretionary portion of its operating costs to near minimal levels. As a result of the continued downturn in the information technology industry, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, during the third quarter of 2002, the Company initiated a restructuring of its operations and associated workforce reduction (collectively, the "Restructuring") intended to strengthen the Company's competitive position and future operating performance. The Company anticipates completing the Restructuring during the fourth quarter of 2002. The Company expects to recognize a total charge related to this Restructuring of up to approximately $275,000,000, of which the Company recognized a charge of $109,383,000 in the third quarter of 2002 and expects to recognize up to an additional $165,000,000 in the fourth quarter of 2002. Total cash outlays under the Restructuring are expected to range from $200,000,000 to $225,000,000, with the majority of the outlays due in 2004 and thereafter as described further below.

  The Restructuring charge recognized in the third quarter of 2002 is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company had substantially completed its workforce reduction as of September 30, 2002; therefore, the majority of the restructuring-related expenses to be incurred during the fourth quarter of 2002 will relate to costs associated with permanently vacating facilities and asset impairment charges. The following table summarizes the Company's Restructuring-related expenses incurred during the third quarter of 2002 and related liabilities as of September 30, 2002 (in thousands):

                                                    Employee      Facility-        Asset
                                                   Termination     Related      Abandonment
                                                      Costs         Costs          Costs         Total
                                                   -----------  -------------  --------------  ----------
Restructuring-related expenses................... $    22,301  $      68,120  $       18,962  $  109,383
Cash payments....................................     (13,659)           (62)             --     (13,721)
Non-cash charges.................................          --             --         (18,962)    (18,962)
                                                   -----------  -------------  --------------  ----------
   Restructuring obligations, September 30, 2002. $     8,642  $      68,058  $           --  $   76,700
                                                   ===========  =============  ==============
   Less: Restructuring obligations, short-term...                                                 26,529
                                                                                               ----------
   Restructuring obligations, long-term..........                                             $   50,171
                                                                                               ==========

  The costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through December 2023 or over a shorter period as the Company may negotiate with its lessors. See Note 5 for a summary of future lease commitments related to facilities that are part of the Company's Restructuring completed in the third quarter of 2002. The lease commitments presented in Note 5 have not been reduced by estimated sublease income. The remaining costs associated with the reduction of the Company's workforce will be paid during the fourth quarter of 2002. The total Restructuring charge and related cash outlay are based on management's current estimates, which may change if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

  As discussed above, as part of the Restructuring, the Company has reduced or expects to reduce its workforce by a total of approximately 1,100 employees, or 15% of its workforce. As of September 30, 2002, the Company had reduced its workforce by more than 1,000 employees and expects to complete the reduction of the remaining employees in the fourth quarter of 2002. The Company has communicated the termination benefits to the remaining employees it intends to terminate. However, as a result of regulatory requirements in the countries where these employees are located, the Company had not completed the separation of employment in certain countries as of September 30, 2002. This workforce reduction affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reduction recognized during the third quarter of 2002 consist primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs. The Company does not expect to recognize any significant charges in the fourth quarter of 2002 related to its workforce reduction.

  As a result of the workforce reduction and previous employee attrition, certain of the Company's facilities were under-utilized and certain facilities that were scheduled to be occupied in early 2003 are expected to be under-utilized. Accordingly, during the third quarter of 2002, the Company began consolidating its workforce into existing facilities, thereby permanently removing from its operations certain facilities currently occupied and facilities that the Company does not plan to occupy. During the third quarter, the Company permanently removed from its operations certain facilities located in Emeryville and San Mateo, California; Egham, England; and several smaller offices in North America and Europe. During the fourth quarter of 2002, the Company expects to permanently remove from its operations additional facilities, which are primarily located in San Mateo, California. The costs incurred and to be incurred associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. The Company is in the process of negotiating with its lessors appropriate lease termination fees and/or seeking suitable subtenants of these facilities. The Company's estimates of the excess facility charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

  As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned in the third quarter of 2002. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring-related expenses during the three months ended September 30, 2002. The Company expects to complete the Restructuring in the fourth quarter of 2002 and may abandon additional furniture, fixtures and leasehold improvements, resulting in an additional impairment charge during the fourth quarter of 2002.

  Intangible Assets and Goodwill

  Intangible assets, net consisted of the following (in thousands):

                                                   December 31, September 30,
                                                      2001          2002
                                                   -----------  -------------
   Acquired technology........................... $    26,747  $      26,747
   Less: accumulated amortization................       7,747         14,434
                                                   -----------  -------------
        Intangible assets, net................... $    19,000  $      12,313
                                                   ===========  =============

  Expected future amortization expense related to the acquired technology for the three-month period from October 1, 2002 to December 31, 2002, and each of the fiscal years thereafter is as follows (in thousands):

  Period Ending December 31,
  -------------------------------
   2002.......................................... $     1,959
   2003..........................................       7,837
   2004..........................................       2,517
                                                   -----------
       Total..................................... $    12,313
                                                   ===========

  The changes in the carrying amount of goodwill during the nine months ended September 30, 2002, were as follows:

   Balance as of December 31, 2001............... $    72,869
   Earnout payments to the stockholders of
      acquired companies.........................       5,978
   Foreign currency fluctuation..................         (23)
                                                   -----------
   Balance as of September 30, 2002.............. $    78,824
                                                   ===========

  Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                       ---------------------  ---------------------
                                                          2001       2002        2001       2002
                                                       ----------  ---------  ----------  ---------
Net income (loss):
   As reported....................................... $   35,197  $ (92,078) $  188,675  $   2,318
   Add: goodwill amortization, net of taxes..........      3,069         --       9,518         --
                                                       ----------  ---------  ----------  ---------
     Adjusted net income (loss)...................... $   38,266  $ (92,078) $  198,193  $   2,318
                                                       ==========  =========  ==========  =========

Diluted net income (loss) per share:
   As reported....................................... $     0.07  $   (0.19) $     0.36  $    0.00
   Add: goodwill amortization, net of taxes..........         --         --        0.02         --
                                                       ----------  ---------  ----------  ---------
     Adjusted diluted net income (loss) per share.... $     0.07  $   (0.19) $     0.38  $    0.00
                                                       ==========  =========  ==========  =========

Basic net income (loss) per share:
   As reported....................................... $     0.08  $   (0.19) $     0.41  $    0.00
   Add: goodwill amortization, net of taxes..........         --         --        0.03         --
                                                       ----------  ---------  ----------  ---------
      Adjusted basic net income (loss) per share..... $     0.08  $   (0.19) $     0.44  $    0.00
                                                       ==========  =========  ==========  =========

  Convertible Subordinated Debentures

  As of December 31, 2001 and September 30, 2002, the Company had $300,000,000 of convertible subordinated debentures outstanding. The seven-year-term convertible subordinated debentures mature September 15, 2006; bear interest at a rate of 5.50% per annum; and are convertible at the option of the holder into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. As of September 15, 2002, the Company has the right to redeem the notes, in whole or in part. The redemption amount will range from $309,420,000 to $302,370,000, if the notes are redeemed between September 15, 2002, and September 14, 2006. Redemptions after September 14, 2006, will be at $300,000,000. The Company will pay accrued interest through the redemption date. The Company is not subject to any restrictive covenants related to the convertible subordinated debentures.

  Commitments and Contingencies

  Letters of Credit

  As of September 30, 2002, the Company had secured letters of credit with banks totaling approximately $10,260,000. These letters of credit, which expire between October 2002 and November 2015, collateralize the Company's lease obligations to various third parties.

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

  Income and Payroll Taxes

  The Company's U.S. Federal income tax returns and payroll tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). To date, the IRS has not proposed any adjustments to or assessments related to these returns. Should the IRS propose adjustments to the Company's U.S. Federal income tax returns as a result of its examination, the Company believes that it has made adequate provision in the financial statements for such adjustments, if any. The Company has not made any provision for potential assessments by the IRS related to its payroll tax returns in the accompanying financial statements, as the amount, if any, that the Company may have to pay is not currently estimable.

  Lease Obligations

  During the nine months ended September 30, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24,873,000. The Company has recorded this arrangement as a capital lease. The lease requires monthly payments of $589,000, which includes both principal and interest, through December 31, 2005.

  As of September 30, 2002, the Company leased facilities and certain equipment under noncancelable operating leases expiring between 2002 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for the three and nine months ended September 30, 2001, was $30,749,000 and $87,308,000, respectively. Rent expense under operating leases for the three and nine months ended September 30, 2002, was $29,275,000 and $91,460,000, respectively.

  Future minimum lease payments under both operating and capital leases are as follows (in thousands):

                                                                                    Operating Leases
                                                                    -----------------------------------------
                                                                       Leases
                                                         Capital       in the        All Other       Total
                                                         Leases     Restructuring      Leases      Operating
                                                       -----------  -------------  --------------  ----------
  Three months ending December 31, 2002.............. $     3,214  $       3,549  $       20,857  $   24,406
  Year ending December 31, 2003......................      11,664         16,649         104,393     121,042
  Year ending December 31, 2004......................      10,014         16,693         105,139     121,832
  Year ending December 31, 2005......................       6,479         14,135         102,479     116,614
  Year ending December 31, 2006......................          --         11,974          96,946     108,920
  Year ending December 31, 2007......................          --         11,200          91,886     103,086
  Year ending December 31, 2008, and thereafter......          --         84,198         569,748     653,946
                                                       -----------  -------------  --------------  ----------
       Total minimum lease payments..................      31,371  $     158,398  $    1,091,448  $1,249,846
                                                                    =============  ==============  ==========
       Amounts representing interest.................      (2,645)
                                                       -----------
       Present value of minimum lease payments.......      28,726
       Less: capital lease obligations, short-term
          portion (included in accrued liabilities)..      10,374
                                                       -----------
       Capital lease obligations, long-term portion.. $    18,352
                                                       ===========

  The lease commitments in the above table designated as "Leases in the Restructuring" only include the noncancelable portion of operating leases related to the portion of the Restructuring that was complete as of September 30, 2002. Because the Company has not entered into definitive sublease agreements related to its facilities designated as "Leases in the Restructuring" in the above table, these lease commitments have not been reduced by estimated sublease income. In addition, the Company has not completed the consolidation of its facilities as of September 30, 2002, and, accordingly, "Leases in the Restructuring" in the above table do not reflect any lease commitments related to facilities that may be part of the Company's Restructuring during the fourth quarter of 2002.

  Stockholders' Equity

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

  Stock Options

  Employee Stock Option and Purchase Plans

  The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan, the 1996 Supplemental Stock Option Plan and the 1998 Equity Incentive Plan (collectively, the "Plans"), provide for the issuance of up to an aggregate of 460,000,000 shares of common stock to employees, directors and consultants. The Plans provide for the issuance of incentive and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  Under the Plans, the exercise price for incentive stock options must be at least 100% of the fair market value on the date of the grant. Stock options generally expire in ten years; however, incentive stock options expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over five years.

  The Company has assumed certain stock options granted to former employees of acquired companies (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plans, but all are administered as if issued under the Plans. All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the agreements between the Company and the companies acquired. The Acquired Options generally become exercisable over a four-year period and expire ten years from the date of grant. No additional stock options will be granted under any of the acquired companies' plans.

  The Plans and certain acquired companies' plans allow for the exercise of unvested stock options and the issuance of restricted stock. Shares of common stock issued to employees upon exercise of unvested stock options or grants of restricted stock are subject to repurchase by the Company at the lower of the original purchase price of the restricted stock or the fair value of the Company's common stock on the date of repurchase. The Company's ability to repurchase these shares expires at a rate equivalent to the vesting schedule of each stock option or share of restricted stock. As of December 31, 2001 and September 30, 2002, a total of 271,000 and 101,000 outstanding shares of common stock, respectively, were subject to repurchase by the Company. No compensation expense has resulted from repurchases of restricted shares since the consideration paid by the Company equaled the lower of: (i) the original purchase price of the restricted stock; or (ii) the fair value of the Company's common stock.

  Option Settlement

  On August 29, 2002, the Company commenced an offer (the "Option Settlement") to its employees to settle outstanding stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). Stock options to purchase an aggregate of 31,950,000 shares were eligible for tender at the commencement of the Option Settlement, representing approximately 14% of the Company's outstanding stock options as of the commencement date. Members of the Company's Board of Directors were excluded from the Option Settlement and, accordingly two individuals, the Company's Chairman and CEO, along with the Vice Chairman, Co-Founder and Vice President, Strategic Planning, did not participate. The Company also excluded employees on a leave of absence (other than for medical, maternity, military, workers' compensation or other statutorily protected reasons) and employees who resigned or received notice of termination prior to the termination of the offer period.

  Eligible employees who participated in the Option Settlement received, in exchange for the settlement of tendered stock options, a fixed amount of consideration equal to the number of shares underlying such tendered stock options, multiplied by $1.85. In accordance with terms of the Option Settlement, employees who were due total consideration of $5,000 or less received the consideration (less applicable tax withholdings) in cash, and employees who were due more than $5,000 received the consideration (less applicable tax withholdings) in fully vested, non-forfeitable shares of the Company's common stock. The Company concluded that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $1.85 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, the Company used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the options, which ranged from approximately 7 years to 8 years; (ii) a volatility of 45.0% during the expected life; (iii) a risk-free interest rate of 4.0%; and (iv) no dividends. The settlement amount of $1.85 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

  Because the Option Settlement involved substantial consideration, as described in Issue 39(f) of EITF Issue No. 00-23, the Company concluded that variable accounting would not be required for stock options granted to participants more than six months prior to the date of the offer. Further, variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the offer that were not surrendered for settlement, because: (i) the stock offered was fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepts the offer is based on the number of surrendered stock options multiplied by $1.85, divided by the fair value of the stock at the date of settlement. The Company further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 apply to the stock options surrendered for settlement. Because the Company had granted no stock options to the holders of the Eligible Options in the six months preceding the commencement of the tender offer period, variable accounting is not required for any of the Company's outstanding stock options not subject to the Option Settlement. The Company does not intend to grant stock options to any participants in the Option Settlement for at least six months following the conclusion of the tender offer period. If any stock options are granted to participants in the Option Settlement within the six months following the end of the tender offer period, those stock options will receive variable accounting.

  On September 30, 2002, the offer period ended and the Company was obligated to settle 28,057,000 Eligible Options for total consideration of $51,905,000, consisting of $31,471,000 of fully vested, non-forfeitable shares of the Company's common stock (5,473,000 shares) and $20,434,000 in cash. The number of fully vested, non-forfeitable shares of the Company's common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002, of $5.75 per share. The Company recorded a compensation charge of $54,879,000 related to the Option Settlement, consisting of $51,905,000 related to the consideration paid and $2,974,000 of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying statement of operations based on the individual employee's functional responsibility.

  As of September 30, 2002, the Company had not settled its obligations under the Option Settlement. Accordingly, the Company has recorded $23,408,000, representing the cash portion of the Option Settlement, in current liabilities, and $31,471,000, representing the stock portion of the Option Settlement, in stockholders' equity under the heading "Option settlement shares issuable."

  While the shares of common stock issued under the Option Settlement are fully vested and non-forfeitable, a total of 4,114,000 shares of common stock are subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. Holders of these 4,114,000 fully vested, non-forfeitable shares issued in the Option Settlement are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. Accordingly, 1,947,000, 1,947,000, 142,000, and 78,000 fully vested, non-forfeitable shares of the Company's common stock will be released from the holding period on October 1, 2003, 2004, 2005, and 2006, respectively. The remaining 1,359,000 shares of common stock issued in the Option Settlement are freely tradable at issuance. Shares of common stock related to the Option Settlement will be issued in the fourth quarter of 2002.

  Stock Options Outstanding

  Combined option plan activity for the nine months ended September 30, 2002, is summarized as follows:

                                                                             Weighted
                                             Shares                          Average
                                            Available     Number of          Exercise
                                            for Grant       Shares       Price per Share
                                           ------------ --------------   ----------------
   Balances, December 31, 2001...........  117,178,547    247,203,762   $          23.81
     Additional shares authorized........           --             --
     Options granted.....................   (4,264,750)     4,264,750   $          25.73
     Options exercised...................           --     (9,586,186)  $           6.30
     Options canceled....................   19,407,795    (19,620,288)  $          33.83
     Options settled.....................   27,408,462    (28,056,712)  $          62.81
                                           ------------ --------------   ----------------
   Balances, September 30, 2002..........  159,730,054    194,205,326   $          18.06
                                           ============ ==============   ================

  The following table summarizes information about the Company's stock options outstanding as of September 30, 2002 (including the impact of the cancellation of stock options in connection with the Option Settlement):

                         Options Outstanding              Options Exercisable
                 --------------------------------------  ---------------------
                                 Weighted     Weighted               Weighted
                                  Average      Average                Average
    Range of       Number        Remaining    Exercise     Number    Exercise
 Exercise Prices  of Shares   Life (in Years)   Price     of Shares    Price
---------------- ------------  -------------  ---------  ----------- ---------
 $0.01 -   0.78   16,755,122            3.5      $0.33   14,797,756     $0.33
 $1.05 -   4.91   30,866,892            5.2      $3.99   22,302,628     $3.87
 $5.04 -   9.96   27,289,654            5.8      $6.90   19,340,055     $6.57
$10.08 -  14.64    6,541,564            6.4     $12.30    3,519,742    $12.31
$15.06 -  19.93   57,687,781            8.8     $17.54    9,719,399    $17.40
$20.69 -  24.96   16,307,396            8.1     $23.50   12,797,225    $23.82
$25.02 -  39.16   16,452,175            8.1     $33.28    4,853,433    $33.96
$40.53 -  59.81   19,595,102            7.4     $48.82    8,510,180    $47.53
$62.50 -  76.88    1,941,299            6.1     $70.60      661,029    $69.04
$84.53 - 109.05      768,341            3.4     $95.79      534,673    $96.92
---------------- ------------  -------------  ---------  ----------- ---------
 $0.01 - 109.05  194,205,326            6.9     $18.06   97,036,120    $14.45
                 ============                            ===========

  Stock-Based Compensation

  The Company has elected to continue to use the intrinsic value method prescribed by APB 25 to account for all of its employee stock-based compensation plans. The Company records deferred compensation costs related to employee stock options when the exercise price of the option is less than the fair value of the underlying common stock as of the grant date. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. There were no grants of stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and nine months ended September 30, 2001 and 2002.

  As of December 31, 2001 and September 30, 2002, the Company's deferred compensation balances primarily relate to the unamortized portion of compensation expense associated with stock options granted by acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the vesting period of the individual stock options, which range from three to five years. The Company has recorded stock-based compensation associated with these options of $1,244,000 and $4,047,000 during the three and nine months ended September 30, 2001, respectively, as compared to $682,000 and $3,620,000 during the three and nine months ended September 30, 2002, respectively.

  The Company discloses the pro forma effect on its earnings, as if the Company had adopted SFAS 123, in the notes to the Company's annual financial statements. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black Scholes option valuation model at the date of the stock option grant. As a result of the Company's Option Settlement, the Company must accelerate the amortization of the remaining deferred compensation associated with stock options settled. Accordingly, the Company's pro forma earnings disclosure for the year ended December 31, 2002, will include a pro forma charge of up to $650,000,000 related to the acceleration of deferred compensation associated with the unvested portion settled options (approximately 60% of options were not vested at settlement). This amount will be in addition to the normal recurring pro forma expense related to all of the Company's stock options.

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                       ---------------------  ---------------------
                                                          2001       2002        2001       2002
                                                       ----------  ---------  ----------  ---------
Shares used in basic net income (loss) per
   share computation.................................    460,756    477,660     454,762    473,565
Effect of dilutive potential common shares
   resulting from stock options and common
   stock warrants....................................     55,323         --      65,371     49,893
Effect of dilutive potential common shares
   resulting from common stock subject
   to repurchase.....................................        203         --         269        122
                                                       ----------  ---------  ----------  ---------
Shares used in diluted net income (loss) per
   share computation.................................    516,282    477,660     520,402    523,580
                                                       ==========  =========  ==========  =========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's in-the-money stock options. The impact of in-the-money stock options is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money stock options are assumed to be used to repurchase shares of the Company's common stock. The dilutive impact of in-the-money employee stock options was calculated using an average price of the Company's common stock of $28.74 per share and $41.46 per share for the three and nine months ended September 30, 2001, respectively, compared to $9.25 per share and $21.19 per share for the three and nine months ended September 30, 2002, respectively.

  The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                       ---------------------  ---------------------
                                                          2001       2002        2001       2002
                                                       ----------  ---------  ----------  ---------
Stock options excluded due to the exercise price
  exceeding the average fair value of the
  Company's common stock during the period...........     73,998    122,885      45,995     52,942
Weighted average stock options and restricted stock,
  calculated using the treasury stock method, that
  were excluded due to the Company reporting a net
  loss during the period.............................         --     27,847          --         --
Weighted average shares issuable upon
  conversion of the subordinated debentures..........     12,867     12,867      12,867     12,867
                                                       ----------  ---------  ----------  ---------
Total common stock equivalents excluded
  from diluted net income (loss) per share
  computation........................................     86,865    163,599      58,862     65,809
                                                       ==========  =========  ==========  =========

  Under the treasury stock method, the Company has excluded certain stock options from the diluted earnings per share computation due to the exercise prices exceeding the average fair value of the Company's common stock during the period. The stock options in the above table had weighted average exercise prices of $54.00 and $64.47 per share during the three and nine months ended September 30, 2001, respectively, and $26.24 and $38.78 per share during the three and nine months ended September 30, 2002, respectively.

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

  Acquisitions

  The Company did not complete any acquisitions during the nine months ended September 30, 2002. During the year ended December 31, 2001, the Company completed the following transactions, each of which has been accounted for as a purchase:

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

  The Company acquired nQuire for consideration of $59,722,000, consisting of 2,259,810 shares of the Company's common stock valued at $58,416,000 and stock options to existing employees of nQuire to purchase 56,108 shares of its common stock valued at $1,306,000. The number of shares to be issued was not determined until November 19, 2001, and, accordingly, the common stock was valued based on the closing market price of the Company's common stock on that date. The Company valued the stock options issued to the employees of nQuire based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 90.0%. The purchase price was allocated to tangible net assets, including net deferred tax assets of $5,318,000, other current assets of $1,258,000, property and equipment of $105,000, assumed current liabilities of $2,872,000 and deferred compensation related to unvested stock options and restricted common stock of $1,397,000. Based in part on an independent valuation study of nQuire, the Company determined that there was no purchased in-process research and development and that the only identifiable intangible asset not subsumed into goodwill (i.e., assembled workforce) was "acquired technology" valued at $7,500,000. The acquired technology is currently being amortized over its useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $47,016,000 was recorded as goodwill. This amount is not expected to be deductible for tax purposes.

  As a result of nQuire meeting certain revenue and product delivery targets for the fourth quarter of 2001, as defined in the merger agreement, the Company issued in January 2002 an additional 163,500 shares valued at $5,688,000. The Company recorded $5,478,000 of this additional consideration as goodwill and $210,000 as compensation expense. As a result of nQuire meeting certain product delivery targets during the third quarter of 2002, as defined in the merger agreement, the Company issued in October 2002 an additional 98,500 shares valued at $541,000. The Company will record $446,000 of this additional consideration as goodwill during the fourth quarter of 2002 and has accrued the remaining $95,000 as compensation expense during the third quarter of 2002. In the event that nQuire meets certain post-closing revenue and product delivery targets for the years ended December 31, 2002 and 2003, as defined in the merger agreement, the Company could issue the shareholders of nQuire an additional 1,053,000 shares of the Company's common stock (the "nQuire Earnout"). The ultimate value of the nQuire Earnout depends upon the market value of the Company's common stock when paid. The Company will record approximately 96.0% of the nQuire Earnout, if paid, as goodwill and the remaining 4.0% of the nQuire Earnout, if paid, as compensation expense. The Company will record the compensation portion of the payments when the Company determines that it is probable that the Company will be obligated to pay such amounts, and the goodwill portion will be recorded when actually paid.

  Sales.com, Inc.

  In December 1999, the Company sold a controlling interest in the voting equity of Sales.com, Inc. ("Sales.com") to various outside investors. On January 12, 2001, the Company reacquired all of the outstanding securities of Sales.com for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000 and the issuance of stock options to purchase 49,895 shares of its common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option, and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000, and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology. This amount is currently being amortized over three years using the straight-line method.

  Each of the above transactions was accounted for by the purchase method of accounting and, accordingly, the operating results of the acquired companies have been included in the consolidated financial statements of the Company from the date of acquisition. Pro forma information giving effect to these acquisitions has not been presented since the pro forma information would not differ materially from the historical results of the Company.

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

Overview of the Company's Business

Siebel is a leading provider of multichannel eBusiness applications software. Siebel eBusiness Applications are a family of leading Web applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Embedding industry-specific business processes based on best practices, Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business, including the Web, call centers, field, resellers, and retail and dealer networks. The Company's partner relationship management applications unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, some of the Company's customers have achieved high levels of satisfaction from these constituencies and continue to be competitive in their markets.

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

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the above family of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from a perpetual license of these software products and the related professional services and customer support (maintenance) services. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services (i.e., training, implementation services, etc.). First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis thereafter. The Company's Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to the Company's customers and implementation partners. The Company's Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of the Company's professional service arrangements are billed on a time and materials basis. Payment terms for these are negotiated with the Company's customers and determined based on a variety of factors, including the customer's credit standing and the Company's history with the customer.

The Company plans to continue its efforts to develop software applications that meet its customers' and potential customers' changing business needs and further reduce the total cost of ownership of the Company's software applications. The Company regularly faces competition from new entrants to the Company's product market. The Company will continue to take various steps, including the introduction of new products, reducing prices or other incentives, at such times as the Company deems appropriate, in order to further increase the acceptance of the Company's products. A key element of the Company's past success with its products has been, and the Company expects will continue to be, the attraction and retention of highly motivated and skilled employees. The Company expects to continue to develop innovative compensation plans to attract and retain the highest quality employees.

Employee Stock Option Plans

The Company's stock option program has been a key component of the Company's ability to attract and retain talented employees and to align their interests with the interests of existing stockholders. The Company's stock option program consists of two plans: the Siebel Systems, Inc. 1996 Stock Option Plan, under which officers, key employees and non-employee directors may be granted stock options to purchase shares of the Company's stock; and the Siebel Systems, Inc. 1998 Equity Incentive Plan, under which stock options may be granted to employees other than officers and directors. Substantially all of the Company's employees participate in one of these plans, thereby providing the Company the ability to meet its goal of long-term retention of its employees. The Company recognizes that stock options dilute existing stockholders and intends to control the number of stock options granted, while still providing competitive compensation packages.

In prior years, the Company granted a significant number of stock options as it rapidly hired new employees and rewarded existing employees for high levels of performance. In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, the Company did not grant any stock options to the Company's five most highly compensated executive officers during the nine months ended September 30, 2002. Substantially all of the stock options granted to employees during 2002 related to employees hired during 2002. In addition to limiting new stock option grants during the nine months ended September 30, 2002, the Company took various actions, described further below, resulting in the reduction of outstanding stock options by 21% from the levels as of December 31, 2001.

As discussed below and in Note 7 to the accompanying unaudited financial statements, the Company completed a tender offer during the nine months ended September 30, 2002, to settle 28.1 million stock options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. A total of 4.1 million of these shares are subject to a holding period as further described in Note 7 to the accompanying unaudited consolidated financial statements. The Company offered to settle these stock options to: (i) improve employee morale by eliminating "out-of-the-money" stock options; (ii) reduce the future potential dilution to existing stockholders; and (iii) better align employees' interest with those of stockholders. As a result of the Option Settlement, stock options, representing net potential dilution to existing stockholders of 5%, were canceled. The potential dilution to stockholders is calculated as the stock options canceled less shares of common stock issued in exchange for the stock options, divided by the number of shares of common stock outstanding as of December 31, 2001.

As a result of the Company's workforce reduction described below under the heading "Restructuring" and the reduced levels of hiring in 2002, canceled stock options of terminated employees, net of current year grants, reduced potential stock option dilution (i.e., "Dilution Percentage") to existing stockholders by 3%. The Dilution Percentage decrease is calculated as stock options forfeited by employees leaving the Company, net of new stock options granted during the year, divided by the total outstanding shares of common stock at the beginning of the year.

The Company currently expects that the Dilution Percentage will be negligible during the fourth quarter of 2002, and that the Dilution Percentage increase for 2003 will average 2% to 3%, or less. These estimates could differ from the actual percentage for the fourth quarter of 2002 and the 2003 fiscal year, depending on various factors, including changes in estimated stock option grants for planned hiring, acquisition, merit, and retention-based programs.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in the Company's proxy statement dated April 29, 2002, for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options. Stock option activity for the nine months ended September 30, 2002, is summarized as follows:

                                                                             Weighted
                                              Shares                         Average
                                            Available     Number of          Exercise
                                            for Grant       Shares       Price per Share
                                           ------------ --------------   ----------------
   Balances, December 31, 2001...........  117,178,547    247,203,762   $          23.81
     Additional shares authorized........           --             --
     Options granted.....................   (4,264,750)     4,264,750   $          25.73
     Options exercised...................           --     (9,586,186)  $           6.30
     Options canceled....................   19,407,795    (19,620,288)  $          33.83
     Options settled.....................   27,408,462    (28,056,712)  $          62.81
                                           ------------ --------------   ----------------
   Balances, September 30, 2002..........  159,730,054    194,205,326   $          18.06
                                           ============ ==============   ================

The following table details the "in-the-money" and "out-of-the-money" status of the Company's stock options outstanding as of September 30, 2002:

                            Options Outstanding              Options Exercisable
                    --------------------------------------  ---------------------
                                    Weighted     Weighted               Weighted
                                     Average      Average                Average
                      Number        Remaining    Exercise     Number    Exercise
    Options          of Shares   Life (in Years)  Price     of Shares    Price
----------------    ------------  -------------  ---------  ----------- ---------
In-the-money         59,858,190            4.7      $3.29   47,668,165     $3.16
Out-of-the-money    134,347,136            7.9     $24.64   49,367,955    $25.36
                    ------------  -------------  ---------  ----------- ---------
                    194,205,326            6.9     $18.06   97,036,120    $14.45
                    ============                            ===========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on September 30, 2002, of $5.75 and out-of-the money stock options have exercise prices equal to or greater than $5.75.

For additional information regarding the Company's employee stock option plans, please refer to Note 7 to the accompanying unaudited financial statements. For additional information about the compensation of the Company's executive officers and stock option grants to the Company's top five executive officers during the year ended December 31, 2001, refer to the Company's proxy statement dated April 29, 2002.

Overview of the Results for the Three and Nine Months Ended September 30, 2002

The Company's revenue growth and profitability depend in large part on the overall global economic and business conditions and the demand for information technology, particularly within the markets in which the Company offers industry-specific versions of its products. The majority of the Company's revenues are generated from customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries. Accordingly, the Company's business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Although recent economic data indicate that macroeconomic conditions may be stabilizing, capital spending by corporations, and more specifically technology spending, appears to be lagging behind the overall economic recovery. Hence, economic conditions within the information technology industry continued to be extremely difficult during the first nine months of 2002 and, in fact, may have progressively deteriorated.

In response to these challenging economic conditions, at the beginning of 2002, the Company set five broad objectives, which guided management's decisions during the first nine months of 2002: (i) operate a cash-positive, profitable business; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve the Company's market leadership; (iv) maintain the Company's product leadership in eBusiness application software; and (v) continue to develop solutions for the Company's customers that lower the total cost of integrating software applications. To better enable the Company to effectively achieve these five objectives, management undertook the following actions during the three and nine months ended September 30, 2002:

  The Company initiated a restructuring of its operations during the third quarter of 2002 and anticipates completing the restructuring during the fourth quarter of 2002. The Company expects to recognize a charge related to this restructuring of up to approximately $275.0 million, of which the Company recognized $109.4 million in the third quarter of 2002 and expects to recognize up to an additional $165.0 million in the fourth quarter of 2002. The Company believes that the restructuring will reduce its operating costs and related cash requirements, thereby strengthening the Company's operating performance and better aligning the Company's cost structure with its anticipated future revenues. Please refer to "Restructuring" below and Note 2 to the accompanying unaudited financial statements for further discussion of the Restructuring.

  As more fully described below under the heading "Option Settlement" and in Note 7 to the accompanying unaudited consolidated financial statements, on August 29, 2002, the Company commenced an offer to its employees to settle outstanding stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). The Company commenced this offer in order to: (i) improve employee morale by realigning the cash and equity components of the Company's compensation programs; (ii) eliminate the distraction to the Company's employees of significantly out-of-the-money stock options; and (iii) reduce the number of outstanding stock options relative to number of shares outstanding, or "option overhang," thereby reducing future potential dilution to existing stockholders.

On September 30, 2002, the offer period ended and the Company was obligated to settle 28.1 million stock options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. The Company recorded a compensation charge of $54.9 million, consisting of $51.9 million related to the consideration paid and $3.0 million of associated employer payroll taxes and other costs.

  The Company maintained the cost controls that it initiated in 2001. Excluding the impact of the option settlement program, the Company reduced the discretionary portion of its cost structure to near minimal levels during 2002. Specifically, management continued to reduce advertising expenditures, maintained the chief executive officer salary at one dollar, maintained the 20% reductions in senior executive compensation, reduced bonuses for other employees, deferred merit increases until the third quarter of 2002, and reduced discretionary expenditures, such as travel and recruiting.

  The Company continued its requirement of obtaining competitive bids for its purchases, where appropriate. In addition, the Company continued to require chief executive officer approval for all significant purchases and all hiring.

  To ensure that the Company maintains continuity of business operations under adverse circumstances, including a significant geopolitical dislocation or earthquake in the San Francisco Bay Area, the Company continued to strengthen its data communications and customer service infrastructure. In early October 2002, the Company completed a duplicate information technology infrastructure site in Salt Lake City, Utah, thereby strengthening its ability to provide high-quality customer service globally even in the event of a significant and sustained system outage at any of the Company's facilities.

  The Company continued its focus on customer satisfaction by leading a team of systems integrators and software vendors in a collaborative effort to reduce the cost of integrating software applications. Through this collaborative effort, the Company will release, in the fourth quarter of 2002, "Universal Application Network," a standards-based, vendor-independent application integration solution. Universal Application Network is designed to address one of the primary challenges currently facing the software applications industry: driving down the cost of application ownership and maintenance.

As a result of these actions and actions undertaken in 2001, during the nine months ended September 30, 2002, the Company was able to maintain or increase the Company's customer satisfaction levels; maintain the Company's market share in the various product categories in which it operates; continue as a technology leader in the customer relationship management market; and continue its efforts to lower the total cost to the Company's customers of integrating software applications. Excluding the impact of the Company's option settlement program and restructuring activities, the Company was able to operate a cash-positive, profitable business in exceptionally challenging economic times. In addition, the Company achieved the following financial results:

  Total quarterly expenses, excluding the impact of the Company's option settlement program and restructuring, decreased by 12%, from $392.9 million in the third quarter of 2001 to $347.6 million in the third quarter of 2002, and decreased by 17%, from $1,333.5 million for the first nine months of 2001 to $1,103.4 million for the first nine months of 2002.

  Cash and short-term investments increased by $410.6 million, or 25%, from $1,656.7 million as of December 31, 2001, to $2,067.3 million as of September 30, 2002, representing approximately 61% and 70% of total assets, respectively. During 2001 and the first nine months of 2002, a period of deteriorating global economic conditions, the Company increased cash and short-term investments by $914.7 million, or 79%, primarily through operations.

  Cash flows from operations were $462.0 million and $339.8 million during the nine months ended September 30, 2001 and 2002, respectively.

  Working capital increased by 18%, from $1,584.4 million as of December 31, 2001, to $1,866.8 million as of September 30, 2002.

  Stockholders' equity increased by 8%, from $1,836.1 million as of December 31, 2001, to $1,982.5 million as of September 30, 2002.

As a result of current economic uncertainties and concerns regarding the accounting practices of publicly traded companies, the Company believes that three specific factors will increasingly become important measures of a company's overall performance and value: (i) positive cash flows from operations; (ii) positive earnings that are reported in accordance with both the form and the intent of generally accepted accounting principles; and (iii) a strong balance sheet. Since shipment of its first product in the fourth quarter of 1994, the Company's operations have produced positive annual cash flows. Excluding the impact of the Company's Restructuring and the Option Settlement in the third quarter of 2002, the Company's operations have also produced positive annual earnings during this period. The Company believes that its financial position is strong, with total assets of $2,961.7 million, cash and short-term investments of $2,067.3 million, working capital of $1,866.8 million, and stockholders' equity of $1,982.5 million.

The Company believes that the application of accounting standards are as important as a company's reported financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The Company utilizes its internal audit function to help ensure that it follows these accounting policies and maintains its internal controls. The Company has formed a Disclosure Committee, composed of senior financial and legal personnel, to help ensure the completeness and accuracy of the Company's financial results and disclosures. In addition, prior to the release of the Company's financial results, the Company's key management reviews the Company's annual and quarterly results, along with key accounting policies and estimates, with its audit committee, which is composed of independent board members. To ensure that the Company provides a clear view of its financial performance, the Company has avoided some of the accounting practices currently in question, such as disclosing operating results on a "pro forma" basis that excludes on-going expenses such as amortization of intangibles, payroll taxes on employee stock options, and/or stock-based compensation. In addition, the Company has not entered into any significant transactions with related parties. The Company does not use off-balance-sheet arrangements with unconsolidated related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements.

Restructuring

As discussed above, throughout 2001 and 2002 the Company reduced the discretionary portion of its operating costs to near minimal levels. As a result of the continued downturn in the information technology industry, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, during the third quarter of 2002, the Company initiated a restructuring of its operations and an associated workforce reduction (collectively, the "Restructuring") intended to: (i) strengthen the Company's competitive position; and (ii) reduce its cost structure and thereby improve the Company's revenue per employee, operating margin and overall operating performance. The Company anticipates completing the Restructuring during the fourth quarter of 2002.

The Company expects to recognize a total charge related to this Restructuring of up to approximately $275.0 million, of which the Company recognized a charge of $109.4 million in the third quarter of 2002 and expects to recognize up to an additional $165.0 million in the fourth quarter of 2002. The Restructuring charge recognized in the third quarter of 2002 is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company had substantially completed its workforce reduction as of September 30, 2002; therefore, the majority of the Restructuring-related expenses to be incurred during the fourth quarter of 2002 will relate to costs associated with permanently vacating facilities and asset impairment charges.

As part of the Restructuring, the Company has reduced or expects to reduce its workforce by a total of approximately 1,100 employees, or 15% of its workforce. As of September 30, 2002, the Company had reduced its workforce by more than 1,000 employees and expects to complete the reduction of the remaining employees in the fourth quarter of 2002. The Company has communicated the termination benefits to the remaining employees it intends to terminate; however, as a result of regulatory requirements in the countries where these employees are located, the Company had not completed the separation of employment in certain countries as of September 30, 2002. This workforce reduction affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reduction recognized during the third quarter of 2002 consist primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs. The Company does not expect to recognize any significant charges in the fourth quarter of 2002 related to its workforce reduction.

As a result of the workforce reduction and previous employee attrition, certain of the Company's facilities were under-utilized and certain facilities that were scheduled to be occupied in early 2003 are expected to be under-utilized. Accordingly, during the third quarter of 2002, the Company began consolidating its workforce into existing facilities, thereby permanently removing from its operations certain facilities currently occupied and facilities that the Company does not plan to occupy. During the third quarter, the Company permanently removed from its operations certain facilities located in Emeryville and San Mateo, California; Egham, England; and several smaller offices in North America and Europe. During the fourth quarter of 2002, the Company expects to permanently remove from its operations additional facilities, which are primarily located in San Mateo, California. The costs incurred and to be incurred associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. The Company is in the process of negotiating with its lessors appropriate lease termination fees and/or seeking suitable subtenants of these facilities. The Company's estimates of the excess facility charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned in the third quarter of 2002. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring-related expenses during the three months ended September 30, 2002. The Company expects to complete the Restructuring in the fourth quarter of 2002 and may abandon additional furniture, fixtures and leasehold improvements, resulting in an additional impairment charge during the fourth quarter of 2002.

Subject to the timely and successful implementation of the Restructuring, the Company believes that the Restructuring will further reduce the Company's expense levels and a portion of the related cash requirements, resulting in a cost structure that is better aligned with the Company's anticipated future revenues. Specifically, the Company expects the implementation of the Restructuring to reduce the Company's quarterly operating expenses from the levels in the second quarter of 2002 by approximately $30.0 million. These expense savings are prior to expenses that may increase, such as bonuses, commissions, and advertising, among others. As the result of removing certain facilities from the Company's operations that were scheduled to be occupied in the first quarter of 2003, the Company will avoid up to an additional $4.0 million in quarterly expenses. The Company expects to achieve the majority of these expense savings by the end of the first quarter of 2003.

Because the Restructuring charge and related benefits are derived from management's estimates, which are based on currently available information, the Company's Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level, currently contemplated. In addition, the Company's software license revenues and operating performance may continue to be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; (vii) business and chief executive officer confidence in the economy, evidenced, in part, by stock market levels; and (viii) other factors described under "Risk Factors" below. Accordingly, additional actions, including a further Restructuring of the Company's operations, may be required in the future. As a result, the demand for the Company's products and services and, ultimately, the Company's future financial performance, are difficult to predict with any degree of certainty.

Please refer to "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors for further discussion of risks associated with the Restructuring.

Option Settlement

On August 29, 2002, the Company commenced an offer (the "Option Settlement") to its employees to settle Eligible Options. Stock options to purchase an aggregate of 32.0 million shares were eligible for tender at the commencement of the Option Settlement. Members of the Company's Board of Directors were excluded from the Option Settlement and, accordingly two individuals, the Company's Chairman and CEO, along with the Vice Chairman, Co-Founder and Vice President, Strategic Planning, did not participate. The Company also excluded employees on a leave of absence (other than for medical, maternity, military, workers' compensation or other statutorily protected reasons) and employees who resigned or received notice of termination prior to the termination of the offer period.

Eligible employees who participated in the Option Settlement received, in exchange for the settlement of tendered stock options, a fixed amount of consideration equal to the number of shares underlying such tendered stock options, multiplied by $1.85. In accordance with terms of the Option Settlement, employees who were due total consideration of $5,000 or less received the consideration (less applicable tax withholdings) in cash, and employees who were due more than $5,000 received the consideration (less applicable tax withholdings) in fully vested, non-forfeitable shares of the Company's common stock. On September 30, 2002, the offer period ended and the Company was obligated to settle 28.1 million Eligible Options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. The number of fully vested, non-forfeitable shares of the Company's common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002, of $5.75 per share. The Company recorded a compensation charge of $54.9 million related to the Option Settlement, consisting of $51.9 million related to the consideration paid and $3.0 million of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying statement of operations based on the individual employee's functional responsibility.

While the shares of common stock issued under the Option Settlement are fully vested and non-forfeitable, a total of 4.1 million shares of common stock are subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. Holders of these 4.1 million fully vested, non-forfeitable shares issued in the Option Settlement are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. Accordingly, 1.9 million, 1.9 million, 0.2 million, and 0.1 million fully vested, non-forfeitable shares of the Company's common stock will be released from the holding period on October 1, 2003, 2004, 2005, and 2006, respectively. The remaining 1.4 million shares of common stock issued in the Option Settlement are freely tradable at issuance. Shares of common stock related to the Option Settlement will be issued in the fourth quarter of 2002.

Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2002

Revenues

The following table sets forth the Company's revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2001 and 2002 (in thousands, except percentages):

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------------  --------------------------------------
                                               2001               2002                 2001                2002
                                         -----------------  -------------------  ------------------  ------------------
Revenues:
  Software.............................. $193,473   44.2%   $126,834     35.5%   $  815,413   51.1%  $  542,990   43.8%
  Professional services,
    maintenance and other...............  244,417   55.8     230,328     64.5       781,379   48.9      697,581   56.2
                                         -------- ------    -------- --------    ---------- ------   ---------- ------
      Total revenues.................... $437,890  100.0%   $357,162    100.0%   $1,596,792  100.0%  $1,240,571  100.0%
                                         ======== ======    ======== ========    ========== ======   ========== ======

Software. Software license revenues decreased by 34% from $193.5 million for the three months ended September 30, 2001, to $126.8 million for the three months ended September 30, 2002, and decreased by 33% from $815.4 million for the nine months ended September 30, 2001, to $543.0 million for the nine months ended September 30, 2002. Software license revenues as a percentage of total revenues decreased from 44% in the three months ended September 30, 2001, to 36% in the three months ended September 30, 2002, and decreased from 51% in the nine months ended September 30, 2001, to 44% in the nine months ended September 30, 2002. The Company's customers have been impacted by: (i) continued reductions in corporate capital expenditures; (ii) the overall weakness of the global economy; and (iii) geopolitical uncertainties, among many other factors. Accordingly, many of the Company's customers have: (i) delayed the initiation of the purchasing process; (ii) increased the time to complete a software purchase; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. In addition, the length of the purchasing cycle for the Company's software applications has increased slightly as the result of increased competition. As a result of these factors, both the number of software license revenue transactions and average transaction size have been negatively impacted during 2002, with transactions with revenues greater than $5 million affected to the greatest extent. Accordingly, the Company's software license revenues have decreased during the three and nine months ended September 30, 2002, compared to the respective periods in 2001. The decline in software license revenues as a percentage of total revenues was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues.

Although the Company's software license revenues decreased on a year-over-year basis during 2002, the Company continued to increase its customer base with more than 50% of software license revenues coming from new customer projects during the three and nine months ended September 30, 2002. The Company believes that the continued growth of its customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels. The Company anticipates that the Company's software license revenues will return to positive sequential quarterly growth as the overall economic conditions strengthen and, more specifically, the overall demand for information technology increases. The Company does not expect a significant improvement in information technology spending in the immediate future; however, the Company does expect that an increase in seasonal demand in the fourth quarter and the addition of new sales leadership effective October 1, 2002, will result in a modest increase in software license revenues, both in terms of absolute dollars and as a percentage of total revenues, in the fourth quarter of 2002 as compared to the levels achieved in the third quarter of 2002. The Company and its management are committed to improving the performance of its sales organization and returning the Company's software license revenues to positive sequential quarterly growth. Refer to the risk factor "A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations."

The Company markets its products in the United States through its direct sales force and internationally through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 42% and 45% of software license revenues for the three and nine months ended September 30, 2001, respectively, compared to 48% and 39% of software license revenues for the three and nine months ended September 30, 2002, respectively. The Company expects international software license revenues will continue to account for a significant portion of total software license revenues in the future.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues are primarily composed of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Professional services are typically provided over a period of three to six months subsequent to a software license arrangement and, accordingly, the Company's professional services revenues depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues decreased by 6% from $244.4 million for the three months ended September 30, 2001, to $230.3 million for the three months ended September 30, 2002, and decreased by 11% from $781.4 million for the nine months ended September 30, 2001, to $697.6 million for the nine months ended September 30, 2002. As a percentage of total revenues, professional services, maintenance and other revenues were 56% and 49% during the three and nine months ended September 30, 2001, respectively, compared to 64% and 56% during the three and nine months ended September 30, 2002, respectively.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decline in revenues derived from professional services, partially offset by an increase in maintenance revenues. Professional services revenues decreased on a year-over-year basis as a result of the deterioration of global economic conditions and resulting decrease in the Company's software license revenues. The Company's maintenance revenues have continued to increase both sequentially and on a year-over-year basis, primarily due to the continued renewal of customer maintenance agreements. While maintenance revenues continued to increase sequentially in the third quarter, the Company's efforts to renew existing customers' maintenance agreements have become more challenging than in previous quarters. Professional services, maintenance and other revenues increased as a percentage of total revenues due primarily to growth in the number of customers receiving maintenance, coupled with the decrease in the Company's software license revenues. The Company currently anticipates that professional services, maintenance and other revenues will remain comparable in the fourth quarter of 2002 to the levels achieved in the third quarter of 2002. The Company expects to continue to manage its professional services organization to ensure that it does not compete with implementation partners.

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

Cost of Revenues and Gross Margin

The following table sets forth the Company's cost of revenues and gross margin, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2001 and 2002 (in thousands, except percentages):

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------------  --------------------------------------
                                               2001               2002                 2001                2002
                                         -----------------  -------------------  ------------------  ------------------
Cost of revenues:
  Software.............................. $  3,405    0.8%   $  6,011      1.6%   $   12,228    0.7%  $   16,588    1.4%
  Professional services,
    maintenance and other...............  144,875   33.1     135,912     38.1       477,083   29.9      381,245   30.7
                                         -------- ------    -------- --------    ---------- ------   ---------- ------
      Total cost of revenues............ $148,280   33.9%   $141,923     39.7%   $  489,311   30.6%  $  397,833   32.1%
                                         ======== ======    ======== ========    ========== ======   ========== ======
Gross margin...........................  $289,610   66.1%   $215,239     60.3%   $1,107,481   69.4%  $  842,738   67.9%
                                         ======== ======    ======== ========    ========== ======   ========== ======

As discussed further above and in Note 7 to the accompanying unaudited financial statements, the Company completed a tender offer for certain of its stock options during the third quarter of 2002. Included in cost of professional services, maintenance and other revenues for the three and nine months ended September 30, 2002, is a compensation charge of $14.1 million related to the settlement of stock options held by the Company's professional service and technical support personnel. The Company views these expenses as significant special charges that make year-over-year and a sequential quarterly comparison of the Company's normal ongoing operating performance difficult. Accordingly, the following table sets forth the cost of revenues and gross margin for the three and nine months ended September 30, 2001 and 2002, expressed both in absolute dollars and as a percentage of total revenues, prior to the impact of the Option Settlement expenses:

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------------  --------------------------------------
                                               2001               2002                 2001                2002
                                         -----------------  -------------------  ------------------  ------------------
Cost of revenues:
  Software.............................. $  3,405    0.8%   $  6,011      1.6%   $   12,228    0.7%  $   16,588    1.4%
  Professional services,
    maintenance and other...............  144,875   33.1     121,793     34.2       477,083   29.9      367,126   29.5
                                         -------- ------    -------- --------    ---------- ------   ---------- ------
      Total cost of revenues............ $148,280   33.9%   $127,804     35.8%   $  489,311   30.6%  $  383,714   30.9%
                                         ======== ======    ======== ========    ========== ======   ========== ======
Gross margin...........................  $289,610   66.1%   $229,358     64.2%   $1,107,481   69.4%  $  856,857   69.1%
                                         ======== ======    ======== ========    ========== ======   ========== ======

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $3.4 million and $12.2 million for the three and nine months ended September 30, 2001, respectively, compared to $6.0 million and $16.6 million for the three and nine months ended September 30, 2002, respectively. As a percentage of software license revenues, cost of software license revenues was 2% in both the three and nine months ended September 30, 2001, compared to 5% for the three months ended September 30, 2002, and 3% for the nine months ended September 30, 2002. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenue primarily due to: (i) an increase in amortization expense associated with the acquired technology obtained in the acquisition of nQuire Software, Inc., as discussed in Note 10 to the accompanying unaudited consolidated financial statements; and (ii) a shift to products with higher third-party royalties from products with either no royalty obligation or lower royalty rates. During the fourth quarter of 2002, cost of software license revenues as a percentage of software license revenues is expected to remain comparable to the percentage incurred during the third quarter of 2002.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues decreased from $144.9 million and $477.1 million for the three and nine months ended September 30, 2001, respectively, to $135.9 million and $381.2 million for the three and nine months ended September 30, 2002, respectively. As discussed above, the Company completed a tender off for certain of its options during the third quarter of 2002. Included in cost of professional services, maintenance and other revenues for the three and nine months ended September 30, 2002, is a compensation charge of $14.1 million related to the settlement of stock options held by the Company's professional service and technical support personnel. Excluding this compensation charge, cost of professional services, maintenance and other revenues decreased from $144.9 million and $477.1 million for the three and nine months ended September 30, 2001, respectively, to $121.8 million and $367.1 million for the three and nine months ended September 30, 2002, respectively.

Excluding the impact of the Option Settlement, these costs were 60% and 61% of professional services, maintenance and other revenues in the three and nine months ended September 30, 2001, respectively, as compared to 53% in both the three and nine months ended September 30, 2002. The decrease in the absolute dollar amount reflects: (i) the reduction of headcount in response to the decrease in demand for the Company's implementation services; (ii) a reduction in the use of third-party contractors; and (iii) an acceleration of the Company's cost control initiatives, including reductions of discretionary expenditures such as travel and entertainment and incentive and other variable compensation. The decrease as a percentage of professional services, maintenance and other revenues from the 2001 periods to the 2002 periods reflects: (i) the continued growth of the Company's higher-margin maintenance revenues; (ii) a higher utilization of the Company's global services personnel; (iii) a reduction in the use of third-party contractors; and (iv) an acceleration of the Company's cost control initiatives discussed above.

The Company began the Restructuring during the third quarter of 2002, resulting in a reduction of approximately 250 of its professional services and technical support personnel and the initiation of the consolidation of the remaining personnel into higher-utilized facilities. As a result of this Restructuring, during the fourth quarter of 2002 the Company expects professional services, maintenance and other costs, in terms of absolute dollars and as a percentage of professional services, maintenance and other revenues, will remain comparable to the levels incurred during the third quarter of 2002. The Company does not expect to realize the full benefit of the Restructuring in its professional services and technical support organizations until early 2003.

As discussed above, prior to adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Operating Expenses

The following table sets forth the Company's operating expenses, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2001 and 2002 (in thousands, except percentages):

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------------  --------------------------------------
                                               2001               2002                 2001                2002
                                         -----------------  -------------------  ------------------  ------------------
Operating expenses:
  Product development................... $ 52,422   12.0%   $ 59,102     16.5%   $  150,030    9.4%  $  158,469   12.8%
  Sales and marketing...................  155,298   35.5     148,454     41.6       560,635   35.1      464,447   37.4
  General and administrative............   36,943    8.4      53,002     14.9       133,551    8.4      137,547   11.1
  Restructuring-related expenses........       --     --     109,383     30.6            --     --      109,383    8.8
                                         -------- ------    -------- --------    ---------- ------   ---------- ------
      Total operating expenses.......... $244,663   55.9%   $369,941    103.6%   $  844,216   52.9%  $  869,846   70.1%
                                         ======== ======    ======== ========    ========== ======   ========== ======

As discussed further above and in Notes 2 and 7 to the accompanying unaudited financial statements, the Company initiated a Restructuring of its operations and completed a tender offer for certain of its stock options during the third quarter of 2002. Included in operating expenses for the three and nine months ended September 30, 2002, is a compensation charge of $40.8 million related to the settlement of stock options held by the Company's product development, sales and marketing, and general and administrative personnel. The Company views these expenses as significant special charges that make year-over-year and a sequential quarterly comparison of the Company's normal ongoing operating performance difficult.

The following table sets forth these operating costs for the three and nine months ended September 30, 2001 and 2002, expressed both in absolute dollars and as a percentage of total revenues, prior to the impact of the Restructuring and the Option Settlement expenses:

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------------  --------------------------------------
                                               2001               2002                 2001                2002
                                         -----------------  -------------------  ------------------  ------------------
Operating expenses:
  Product development................... $ 52,422   12.0%   $ 47,208     13.2%   $  150,030    9.4%  $  146,575   11.8%
  Sales and marketing...................  155,298   35.5     129,383     36.2       560,635   35.1      445,376   35.9
  General and administrative............   36,943    8.4      43,207     12.1       133,551    8.4      127,752   10.3
                                         -------- ------    -------- --------    ---------- ------   ---------- ------
      Total operating expenses.......... $244,663   55.9%   $219,798     61.5%   $  844,216   52.9%  $  719,703   58.0%
                                         ======== ======    ======== ========    ========== ======   ========== ======

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products and quality assurance activities and consists primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expense increased from $52.4 million and $150.0 million for the three and nine months ended September 30, 2001, respectively, to $59.1 million and $158.5 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, product development expense was 12% and 9% for the three and nine months ended September 30, 2001, respectively, as compared to 17% and 13% for the three and nine months ended September 30, 2002, respectively.

Included in product development expense for the three and nine months ended September 30, 2002, is a compensation charge of $11.9 million related to the settlement of stock options held by the Company's product development personnel. Excluding this compensation charge, product development expense decreased from $52.4 million and $150.0 million for the three and nine months ended September 30, 2001, respectively, to $47.2 million and $146.6 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, product development expense was 12% and 9% for the three and nine months ended September 30, 2001, respectively, as compared to 13% and 12% for the three and nine months ended September 30, 2002, respectively.

Excluding the impact of the Option Settlement, product development expense decreased in 2002 from 2001 primarily as the result of: (i) the reduction in product development personnel throughout 2002; and (ii) the Company's cost control initiative described above, partially offset by an increase in depreciation of equipment utilized in the Company's product development operations. Product development expense as a percentage of total revenues increased from the 2001 periods to the 2002 periods primarily as a result of the Company's continued investment in the research and development of new products during a period in which the Company's software license revenues decreased. While the Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products and additional modules, the Company began the Restructuring during the third quarter, resulting in a reduction of approximately 250 product development personnel and the initiation of the consolidation of the remaining personnel into higher-utilized facilities. The Company does not expect to realize the full benefit of the Restructuring in its product development organization until early 2003.

While the Company expects to continue to realize the benefits of its Restructuring efforts in the fourth quarter, the Company expects that these benefits will be offset by increased expenditures related to the completion of the Company's newest product, Universal Application Network. Accordingly, during the fourth quarter of 2002 the Company expects product development expense to increase modestly in terms of the absolute dollar amount from the levels incurred during the third quarter of 2002 and to remain comparable to the percentage of total revenues incurred during the third quarter of 2002.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Accordingly, sales and marketing expense is composed primarily of costs associated with the Company's sales and marketing personnel, including the Company's product marketing personnel. Sales and marketing expense consists primarily of: (i) salaries, commissions and bonuses earned by these personnel; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses utilized by these personnel; (iii) travel and entertainment expenses related to these personnel; and (iv) promotional and advertising expenses. Sales and marketing expense decreased from $155.3 million and $560.6 million for the three and nine months ended September 30, 2001, respectively, to $148.5 million and $464.5 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, sales and marketing expense was 36% and 35% for the three and nine months ended September 30, 2001, respectively, as compared to 42% and 37% for the three and nine months ended September 30, 2002, respectively.

Included in sales and marketing expense for the three and nine months ended September 30, 2002, is a compensation charge of $19.1 million related to the settlement of stock options held by the Company's sales and marketing personnel. Excluding this compensation charge, sales and marketing expense decreased from $155.3 million and $560.6 million for the three and nine months ended September 30, 2001, respectively, to $129.4 million and $445.4 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, sales and marketing expense was 36% and 35% for the three and nine months ended September 30, 2001, respectively, as compared to 36% for both the three and nine months ended September 30, 2002.

Excluding the impact of the Option Settlement, sales and marketing expense decreased in terms of absolute dollars during the three and nine months ended September 30, 2002, from the comparable periods in 2001, primarily due to the Company's cost control initiatives and the decrease in sales commissions and other incentive compensation that resulted from a decrease in the Company's software license revenues. In response to the weakening global economy, the Company reduced its expenditures throughout 2001 and has continued to closely monitor its expenses during the nine months ended September 30, 2002. The Company's cost controls included: (i) decreasing or eliminating incentive compensation and reducing executive compensation; (ii) deferring merit compensation increases; (iii) reducing advertising, travel and other discretionary expenditures; and (iv) reducing headcount beginning in the third quarter of 2001. In addition, as discussed above under Restructuring, the Company has reduced its sales and marketing personnel by approximately 500 personnel and began the consolidation of the remaining personnel into higher-utilized facilities. The Company does not expect to realize the full benefit of the Restructuring in its sales and marketing organizations until early 2003.

While the Company expects to continue to realize the benefits of its Restructuring efforts in the fourth quarter, the Company expects that these benefits will be offset by an increase in: (i) commissions resulting from an expected increase in revenues; (ii) compensation expense associated with the renewal of merit compensation increases and incentive compensation plans; and (iii) advertising expenditures. Accordingly, during the fourth quarter of 2002 the Company expects sales and marketing expense to increase in terms of the absolute dollar amount from the levels incurred during the third quarter of 2002 and to remain comparable to the percentage of total revenues incurred during the third quarter of 2002.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expense was $36.9 million and $133.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $53.0 million and $137.6 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, general and administrative expense was 8% for the three and nine months ended September 30, 2001, as compared to 15% and 11% for the three and nine months ended September 30, 2002, respectively.

Included in general and administrative expense for the three and nine months ended September 30, 2002, is a compensation charge of $9.8 million related to the settlement of stock options held by the Company's general and administrative personnel. Excluding this compensation charge, general and administrative expense was $36.9 million and $133.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $43.2 million and $127.8 million for the three and nine months ended September 30, 2002, respectively. As a percentage of total revenues, general and administrative expense was 8% for the three and nine months ended September 30, 2001, as compared to 12% and 10% for the three and nine months ended September 30, 2002, respectively.

Excluding the impact of the Option Settlement, general and administrative expense in terms of absolute dollars increased from the third quarter of 2001 to the third quarter of 2002 due primarily to an increase in rent and depreciation, partially offset by management's cost control initiatives. General and administrative expense in terms of absolute dollars decreased from the nine months ended September 30, 2001, to the nine months ended September 30, 2002, primarily as the result of: (i) management's cost control initiatives described above; (ii) a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels; and (iii) the elimination of goodwill amortization in 2002 as a result of the adoption of SFAS 142, partially offset by an increase in rent and depreciation expense. During the three and nine months ended September 30, 2002, the majority of general and administrative expenses were relatively fixed in nature, absent a reduction in workforce or facilities-related expenditures. Accordingly, general and administrative expense increased as a percentage of total revenues during the three and nine months ended September 30, 2002, as compared to respective periods in 2001, due primarily to a decrease in total revenues. As discussed above under Restructuring, the Company has reduced its general and administrative personnel by approximately 100 personnel and began the consolidation of the remaining personnel into higher-utilized facilities. The Company does not expect to realize the full benefit of the Restructuring in its general and administrative organization until early 2003.

While the Company expects to continue to realize the benefits of its Restructuring efforts in the fourth quarter, the Company expects that these benefits will be offset by an increase in compensation expense associated with the renewal of merit compensation increases and bonuses. Accordingly, during the fourth quarter of 2002 the Company anticipates general and administrative expense will increase in terms of the absolute dollar amount from the levels incurred during the third quarter of 2002 and to remain comparable to the percentage of total revenues incurred during the third quarter of 2002.

Restructuring-Related Expenses. During the third quarter of 2002, the Company initiated a Restructuring of its operations and associated workforce reduction intended to strengthen the Company's competitive position and future operating performance. The Company anticipates completing the Restructuring during the fourth quarter of 2002. The Company expects to recognize a total charge related to this Restructuring of up to approximately $275.0 million, of which the Company recognized a charge of $109.4 in the third quarter of 2002 and expects to recognize up to an additional $165.0 million in the fourth quarter of 2002. Total cash outlays under the Restructuring are expected to range from $200.0 million to $225.0 million, with the majority of the outlays due in 2004 and thereafter as described further below.

The Restructuring charge recognized in the third quarter of 2002 is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company has substantially completed its workforce reduction as of September 30, 2002; therefore, the majority of the Restructuring-related expenses to be incurred during the fourth quarter of 2002 will relate to costs associated with permanently vacating facilities and asset impairment charges. The following table summarizes the Company's Restructuring-related expenses incurred during the third quarter of 2002 and related liabilities as of September 30, 2002 (in thousands):

                                                        Employee      Facility-        Asset
                                                       Termination     Related      Abandonment
                                                          Costs         Costs          Costs         Total
                                                       -----------  -------------  --------------  ----------
Restructuring-related expenses....................... $    22,301  $      68,120  $       18,962  $  109,383
Cash payments........................................     (13,659)           (62)             --     (13,721)
Non-cash charges.....................................          --             --         (18,962)    (18,962)
                                                       -----------  -------------  --------------  ----------
   Restructuring obligations, September 30, 2002..... $     8,642  $      68,058  $           --  $   76,700
                                                       ===========  =============  ==============
   Less: Restructuring obligations, short-term.......                                                 26,529
                                                                                                   ----------
   Restructuring obligations, long-term..............                                             $   50,171
                                                                                                   ==========

The costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through December 2023 or over a shorter period as the Company may negotiate with its lessors. Refer to Note 5 to the accompanying unaudited financial statements for a summary of future lease commitments related to facilities that are part of the Company's Restructuring completed in the third quarter of 2002. The lease commitments presented in Note 5 have not been reduced by estimated sublease income. The remaining costs associated with the reduction of the Company's workforce will be paid during the fourth quarter of 2002. The total Restructuring charge and related cash outlay are based on management's current estimates, which may change if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

Operating Income (Loss) and Operating Margin

Operating income was $44.9 million and $263.3 million for the three and nine months ended September 30, 2001, respectively, as compared to an operating loss of $154.7 million and $27.1 million for the three and nine months ended September 30, 2002, respectively. Operating margins were 10% and 16% during the three and nine months ended September 30, 2001, respectively, as compared to negative operating margins of 43% and 2% during the three and nine months ended September 30, 2002, respectively. The Company incurred negative operating income and margins during the three and nine months ended September 30, 2002, primarily as the result of the Company's Restructuring and Option Settlement.

Excluding Restructuring-related expenses of $109.4 million and Option Settlement expenses of $54.9 million, operating income decreased from $44.9 million and $263.3 million for the three and nine months ended September 30, 2001, respectively, to $9.6 million and $137.2 million for the three and nine months ended September 30, 2002, respectively. In addition, operating margins, before Restructuring-related expenses and Option Settlement expenses, were 10% and 16% during the three and nine months ended September 30, 2001, respectively, as compared to 3% and 11% during the three and nine months ended September 30, 2002, respectively.

Prior to the impact of the Restructuring and Option Settlement, the Company's operating income and operating margins decreased in the three and nine months ended September 30, 2002, from the comparable periods in 2001, due primarily to: (i) the year-over-year decrease in software license revenues, which are at higher margins than professional services, maintenance and other revenues; and (ii) the increase in facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses. The decline in operating income and operating margins was partially offset by: (i) management's cost control initiatives; and (ii) the elimination of the requirement to amortize goodwill, which totaled approximately $4.9 million and $15.1 million during the three and nine months ended September 30, 2001, respectively. Please refer to Notes 1 and 3 to the accompanying unaudited consolidated financial statements for further discussions regarding the elimination of the requirement to amortize goodwill. As a result of the Company's Restructuring efforts, the Company anticipates that its cost structure will be better aligned with its anticipated revenue levels; however, the Company does not expect to realize the full benefit of the Restructuring until early 2003.

Other Income, Net

For the three and nine months ended September 30, 2001 and 2002, other income, net was comprised of the following:

                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 --------------------  --------------------
                                                   2001       2002       2001       2002
                                                 ---------  ---------  ---------  ---------
Interest income................................ $  16,355  $  15,096  $  52,599  $  44,053
Interest expense...............................    (4,453)    (5,113)   (13,549)   (14,949)
Net gains on marketable investments............       944      5,020      2,718      9,750
Loss on cost-method investments................      (663)    (4,132)    (3,073)    (6,640)
Other, net.....................................    (1,262)       (40)    (2,479)    (1,483)
                                                 ---------  ---------  ---------  ---------
                                                $  10,921  $  10,831  $  36,216  $  30,731
                                                 =========  =========  =========  =========

Interest income represents earnings on the Company's cash and short-term investments. Interest income decreased during the three and nine months ended September 30, 2002, from the levels for the comparable periods in 2001, primarily due to a decline in interest rates, partially offset by the Company's increased balances of cash and short-term investments. Interest expense primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 4 to the accompanying unaudited consolidated financial statements). Interest expense has increased during the 2002 periods as compared to the 2001 periods, primarily as the result of interest expense associated with the increase in capital lease obligations.

During the three and nine months ended September 30, 2001 and 2002, net gains on marketable investments were primarily the result of gains from sales of the Company's short-term interest-bearing investments. During the three and nine months ended September 30, 2002, the gains on marketable investments were partially offset by write-downs of $0.5 million and $1.1 million, respectively, to the Company's marketable equity securities, as the decline was determined to be other-than-temporary. The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During the three and nine months ended September 30, 2001 and 2002, the loss on cost method investments represents adjustments to certain of these investments to fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily composed of charitable contributions, banking fees and foreign currency gains or losses.

Provision for Income Taxes and Income Tax Benefit

The Company's provision for income taxes totaled $20.7 million and $110.8 million for the three and nine months ended September 30, 2001, respectively. As a result of the Company's Restructuring and Option Settlement, the Company recognized an income tax benefit of $51.8 million for the three months ended September 30, 2002, and income tax expense of $1.3 million for the nine months ended September 30, 2002. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 37% in both the three and nine months ended September 30, 2001, as compared to an Effective Rate of 36% in both the three and nine months ended September 30, 2002. The Company currently expects its Effective Rate for the remainder of 2002 to be approximately 36%; however, as discussed below under "Critical Accounting Policies," the Company may have to increase its tax rate in future periods should the Company's actual geographical mix of pretax income or annual pretax income differ from amounts currently expected.

Net Income (Loss)

The Company earned net income of $35.2 million and $188.7 million during the three and nine months ended September 30, 2001, respectively, as compared to a net loss of $92.1 million for the three months ended September 30, 2002 and net income of $2.3 million for the nine months ended September 30, 2002. Diluted net income per share was $0.07 for the three months ended September 30, 2001, compared to a diluted net loss per share of $0.19 for the three months ended September 30, 2002. Diluted net income per share was $0.36 for the nine months ended September 30, 2001, compared to diluted net income per share of $0.00 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company derives its liquidity and capital resources primarily from the Company's cash flows from operations and from working capital. The Company's cash, cash equivalents and short-term investments increased from $1,656.7 million as of December 31, 2001, to $2,067.3 million as of September 30, 2002, representing approximately 61% and 70% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 73 days as of December 31, 2001, compared with 72 days as of September 30, 2002. The Company's liquidity could be negatively impacted by a decrease in demand for the Company's products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company's customers as a result of a downturn in the global economy, among other factors. The Company does not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, the Company's liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of September 30, 2002, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases and the Company's convertible subordinated debentures. The Company leases facilities under non-cancelable operating leases expiring between 2002 and 2022 and certain equipment under non-cancelable operating and capital leases expiring between 2004 and 2014. As of September 30, 2002, future minimum lease payments under these leases consisted of $27.6 million due for the remainder of 2002, $599.7 million due within five years subsequent to 2002, and $653.9 million due in 2008 and thereafter. In addition, as of September 30, 2002, the Company had $300.0 million of convertible subordinated debentures outstanding. These debentures mature on September 15, 2006; bear interest at a rate of 5.50%; and are convertible at the option of the holder into 12.9 million shares of the Company's common stock at any time prior to maturity, at a conversion price of $23.32 per share, subject to adjustment under certain conditions. As of September 15, 2002, the Company has the right to redeem the notes, in whole or in part. The redemption price will range from $309.4 million to $302.4 million if the notes are redeemed between September 15, 2002, and September 14, 2006. Any redemption made on or after September 15, 2006, will be at $300.0 million. The Company will pay accrued interest to the redemption date.

Cash provided by operating activities was $462.0 million and $339.8 million for the nine months ended September 30, 2001 and 2002, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from operations. Cash provided by operating activities decreased in 2002 from 2001 primarily as the result of the decreases in revenues and net income that occurred, in part, as a result of the weak global economic conditions. During the nine months ended September 30, 2001 and 2002, the Company's cash flows from operations were primarily derived from: (i) the Company's earnings prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the non-cash portion of Restructuring-related expenses and Option Settlement expenses; (iii) the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense; and (iv) changes in the Company's working capital, which is primarily composed of collections of accounts receivable and increases in deferred revenue, partially offset by payments of accounts payable and accrued expenses. Because the majority of the Restructuring-related expenses and Option Settlement expenses will be paid over time or do not involve cash outlays, cash provided by operating activities for the nine months ended September 30, 2002, was only impacted by the $13.7 million of cash payments made to date on these obligations. As the Company settles the remaining Restructuring and Option Settlement obligations, the Company's future cash flows from operations will be reduced in the period of settlement.

Cash used in investing activities was $569.4 million and $475.5 million for the nine months ended September 30, 2001 and 2002, respectively. During each of these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For the nine months ended September 30, 2001 and 2002, the Company reinvested its cash flows from operations into short-term investments in net amounts of $354.1 million and $427.9 million, respectively, and had purchases of property and equipment, including leasehold improvements, of $218.7 million and $55.3 million, respectively. Other investing activities resulted in an increase in cash of $3.4 million and $7.8 million during the nine months ended September 30, 2001 and 2002, respectively.

Capital expenditures were significantly higher in the first nine months of 2001 compared to the first nine months of 2002 primarily as a result of the following: (i) expansion of the Company's infrastructure during 2001 to support the development and testing of Siebel 7; and (ii) purchases of tenant improvements and furniture and fixtures for newly leased facilities. In connection with its Restructuring, the Company may purchase land and buildings, based upon the cash return on this investment.

Cash provided by financing activities was $130.9 million and $99.5 million during the nine months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2001 and 2002, the Company's financing activities consisted primarily of net proceeds of $129.7 million and $80.3 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During the nine months ended September 30, 2002, the Company also received proceeds of $24.9 million from equipment financing, partially offset by net repayments on this financing and other capital leases of $6.1 million.

While the Company believes that the anticipated cash flows from operations, along with cash and short-term investments, will be adequate to meet its cash needs for daily operations and capital expenditures for at least the next 12 months, the Company may elect to raise additional capital through a public offering or other means in the future, depending upon market conditions.

Adoption of Accounting Standards

During the nine months ended September 30, 2002, the Company adopted new accounting standards related to the accounting for its: derivative instruments and hedging activities; business combinations; intangible assets and goodwill; impairment of long-lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was not a cumulative transition adjustment upon the adoption of any of these accounting standards, and the adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 1 to the accompanying unaudited consolidated financial statements for further discussion of the accounting standards adopted during the nine months ended September 30, 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). The Company is required to adopt SFAS 143 effective January 1, 2003, and early application is permitted. In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 143 or 146 to have a material effect on its consolidated financial position, results of operations or cash flows. Refer to Note 1 to the accompanying unaudited consolidated financial statements for further discussion of these accounting standards.

Use of Estimates

The accompanying discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, Restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items that require management's estimates.

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

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, Restructuring-related expenses, stock-based compensation, Option Settlement, the provision for doubtful accounts, acquired intangible assets, impairment of long-lived assets, other-than-temporary declines in the market value of investments, and income taxes. These policies, and the Company's procedures related to these policies, are described in detail below. Please see Note 1 to the accompanying unaudited consolidated financial statements for a further description of these accounting policies.

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

The Company recognizes software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9 "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement based on the ultimate renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

A customer typically prepays maintenance for the first 12 months, and the related revenue is deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of the Company's products and training revenues. The Company's software is ready to use by the customer upon receipt. While many of the Company's customers may choose to alter the software to fit their individual needs, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional service arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to nine-month period subsequent to licensing of the Company's software.

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

Restructuring-Related Expenses

The Company's Restructuring charges are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities ("abandonment"); and (iii) impairment costs related to certain long-lived assets abandoned. The Company accounts for the costs associated with the reduction of the Company's workforce in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

The Company accounts for the costs associated with lease termination and/or abandonment in accordance with EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

Inherent in the estimation of the costs related to the Company's Restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the Restructuring. Changing business conditions may affect the assumptions related to the timing and extent of the Company's Restructuring activities. The Company will review the status of Restructuring activities on a quarterly basis and, if appropriate, record changes to its Restructuring obligations in operations based on management's most current estimates.

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is recorded on the date of grant if the current price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally three to five years.

Option Settlement

The Company accounted for the Option Settlement in accordance with APB 25 and interpretations thereof. Specifically, the Company determined that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $1.85 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, the Company used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the stock options, which ranged from approximately 7 years to 8 years; (ii) a volatility of 45.0% during the expected life; (iii) a risk-free interest rate of 4.0%; and (iv) no dividends. The settlement amount of $1.85 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

Because the Option Settlement involved substantial consideration, as described in Issue 39(f) of EITF Issue No. 00-23, the Company concluded that variable accounting would not be required for stock options granted to participants more than six months prior to the date of the offer. Further, variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the offer that were not surrendered for settlement, because: (i) the stock offered was fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepts the offer is based on the number of surrendered stock options multiplied by $1.85, divided by the fair value of the stock at the date of settlement. The Company further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 apply to the stock options surrendered for settlement. Because the Company had granted no stock options to the holders of the Eligible Options in the six months preceding the commencement of the tender offer period, variable accounting is not required for any of the Company's outstanding stock options not subject to the Option Settlement. The Company does not intend to grant stock options to any participants in the Option Settlement for at least six months following the conclusion of the tender offer period. If any stock options are granted to participants in the Option Settlement within the six months following the end of the tender offer period, those stock options will receive variable accounting.

Provision for Doubtful Accounts

The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers: (i) the age of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories; (iv) the Company's historical provision for doubtful accounts, which has ranged between 1.0% and 3.5% of total revenues (generally approximately 1% of total revenues); (v) the credit-worthiness of the customer; (vi) the economic conditions of the customer's industry; and (vii) general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required. A number of the Company's customers are in the telecom industry and, as discussed previously, as part of the Company's evaluation of its provision for doubtful accounts, the Company has considered not only the economic conditions in that industry but also the financial condition of the Company's customers in that industry in determining the provision for doubtful accounts. Should conditions continue to deteriorate in that industry, or any other industry, additional provision for doubtful accounts may be required.

Acquired Intangible Assets

The Company accounts for its purchases of acquired companies in accordance with SFAS 141 and accounts for the related acquired intangible assets in accordance with SFAS 142. In accordance with SFAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as "acquired technology," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are recorded as a one-time charge at the acquisition date.

The majority of entities acquired by the Company do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to identified intangible assets and goodwill. The Company's future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company's future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

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

Other-Than-Temporary Declines in the Market Value of Investments

The Company records an investment impairment charge when it determines an investment has experienced a decline in value that is other-than-temporary. To make this determination, the Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if: (i) the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced significant difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Income Taxes

The Company's valuation allowance on its deferred tax assets pertains to certain tax credits and net operating loss carryforwards resulting from the exercise of certain employee stock options. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense.

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

To determine the Company's quarterly tax rate, the Company is required to estimate its full-year income and the related income tax expense in each jurisdiction in which the Company operates. Changes in the geographical mix or estimated level of annual pretax income can impact the Company's overall effective tax rate. Accordingly, the Company may have to increase its tax rate in future periods should the actual geographical mix or annual pretax income differ from amounts currently expected.

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

  Business and chief executive officer confidence in the economy, evidenced, in part, by stock market levels;

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

During the third quarter of 2002, we initiated a Restructuring of our operations involving, among other things, the reduction of our workforce by approximately 1,100 employees worldwide and the consolidation of excess facilities. As part of this Restructuring, we permanently removed from our operations certain of our leased facilities during the third quarter of 2002 and expect to remove additional facilities from our operations during the fourth quarter of 2002. The removal of these facilities from our operations will require us to negotiate certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our Restructuring charge in future periods. In addition, we cannot assure you that our Restructuring program will achieve all of the benefits we currently anticipate or on the timetable contemplated.

Workforce reductions, including the one we initiated in the third quarter of 2002, could result in a lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our Restructuring. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our business may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Throughout the last nine months of 2001 and the first nine months of 2002, our revenues have declined as a result of deterioration in the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the continued deterioration in the information technology industry, management initiated a Restructuring of our operations in the third quarter of 2002. This Restructuring has its own risks, many of which are discussed above under "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees." In addition, if we return to growth in the future, that growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business.

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

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale eBusiness software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions, our sales cycle has recently become longer than historical sales cycles.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. From quarter to quarter, a relatively small number of customers generally account for a significant percentage of our revenues. We expect that licenses of our products to a limited number of customers will continue to account for a significant percentage of revenue in an individual quarter for the foreseeable future; however, because the top ten customers vary from quarter to quarter, we anticipate that license revenues from the top ten customers for an entire fiscal year will be less significant. For the nine months ended September 30, 2002, software license revenues from our 10 largest customers accounted for approximately 27% of total software license revenues. The failure to successfully market our products to new customers or to new industries, or the loss of a small number of customers or any reduction or delay in orders by any such customer, could have a material adverse effect on our business, financial condition or results of operations.

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

A large number of personal, departmental and other products exist in the eBusiness applications market. Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or the prospective customer's industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; JD Edwards & Company; Kana Software, Inc.; ONYX Software Corporation; Pivotal Corporation; and Salesforce.com, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, which compete in a majority of the Company's product lines. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or among systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition or results of operations.

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

Our business strategy includes pursuing opportunities to grow our business, internally and through selective acquisitions, investments, joint ventures and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of this strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, financial condition or results of operations.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and CEO. Our key employees have not entered into employment agreements with us. The loss of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. On September 9, 2002, we announced the appointment of Richard P. Chiarello as our Senior Vice President, Worldwide Sales. Effective October 1, 2002, Mr. Chiarello replaced Mark Hanson, who managed our worldwide sales activities in an interim capacity and will remain with the Company in a senior executive role. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

Leverage and debt service obligations may adversely affect our cash flow.

As of September 30, 2002, we have $300.0 million of convertible subordinated notes outstanding, bearing interest at 5.50% and due September 15, 2006 (see Note 4 to the accompanying unaudited consolidated financial statements). While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our current or future leverage could have negative consequences, including:

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

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could: (i) be time-consuming to defend; (ii) result in costly litigation; (iii) divert management's attention and resources; (iv) cause product shipment delays; and (v) require us to pay monetary damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, financial condition or results of operations.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 2002. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. Please see Note 6 to the accompanying unaudited consolidated financial statements for a more detailed description of the Series A1 Preferred Stock. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have a classified Board of Directors. This and certain other provisions of our certificate of incorporation and certain provisions of our bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to our revenues or other operating results, which could adversely affect our stock price.

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

The following summarizes as of September 30, 2002, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount  Contract        Fair
                                           (Local Currency)  Amount     Value (US$)
                                           ---------------  ---------   ------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................    (AUD) 11,612   US$6,199  $       (113)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 6,434   US$2,164  $        461

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................    (GBP) 17,405 EUR 24,473  $       (238)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................    (CAD) 16,360  US$10,380  $         76

Japanese yen ("YEN") (contracts to
  pay Yen/receive US$).................... (YEN) 2,878,100  US$23,852  $        523

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$).................    (MXN) 36,317   US$3,482  $        (40)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................     (SGD) 3,652   US$2,090  $         39

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................    (CZK) 64,176  EUR 2,133  $        (28)

Euro ("EUR") (contracts to receive
  EUR/pay US$)............................   (EUR) 164,345 US$158,266  $      2,563

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................    (SEK) 17,417  EUR 1,903  $         15

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)....................     (CHF) 4,542  EUR 3,141  $        (28)

The following summarizes the Company's short-term investments and the weighted average yields, as of September 30, 2002 (in thousands):

                                                    Expected Maturity Date
                         -------------------------------------------------------------------
                                                                           There-
                           2002      2003      2004      2005      2006    after     Total
                         --------- --------- --------- --------- -------- -------- ---------
US Treasury and Agency
  securities............  $53,045  $143,548  $125,609  $122,495  $44,680  $13,349  $502,726
Weighted average yield..     1.83%     1.81%     2.13%     2.22%    2.28%    2.42%

Corporate bonds.........  $92,453  $210,029  $121,262   $78,040  $30,480  $60,734  $592,998
Weighted average yield..     2.31%     2.14%     2.61%     2.97%    3.66%    3.69%

Asset-backed securities.   $1,716   $47,250   $71,851   $65,598   $9,313   $2,687  $198,415
Weighted average yield..     2.10%     2.45%     3.02%     3.16%    3.75%    4.44%

As of September 30, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,294.1 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2002, the fair value of the portfolio would decline by $19.2 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.4 million decrease in the fair value of our marketable equity securities as of September 30, 2002.

The fair value of our convertible subordinated debenture fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit-worthiness. The fair market value of the convertible subordinated debenture as of September 30, 2002, was $274.1 million.

Item 4. Evaluation of Disclosure Controls and Procedures.

  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit	Description of Document
2.1	Arrangement Agreement dated September 11, 2000, among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (2)
3.2	Bylaws of the Registrant. (3)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (3)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (1)
4.5	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (4)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (5)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (6)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (3)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (7)
10.5	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates, as amended. (3)
10.5.1	Amendments to Lease Agreement, by and between the Registrant and Crossroad Associates and Clocktower Associates. (8)
10.6	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.6.1	First Amendment to Lease, dated June 11, 1999, and Second Amendment to Lease, dated July 31, 1999. (10)
10.7	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.7.1	First Amendment to Lease, dated June 11, 1999, and Second Amendment to Lease, dated July 31, 1999. (10)
10.8	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (9)
10.8.1	First Amendment to Lease, dated September 23, 2000. (10)
10.9	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P., as amended. (9)
10.9.1	Amendment Number One to Lease, dated October 26, 2000, and Amendment Number Two to Lease, dated June 29, 2001. (8)
10.10	Office Lease Agreement, dated September 14, 2000, by and between the Registrant and Wilson Equity Office, LLC. (12)
10.10.1	First Amendment to Office Lease Agreement, dated December 21, 2001, and Second Amendment to Office Lease Agreement, dated September 25, 2002. (12)
10.11	Registrant's 1998 Equity Incentive Plan, as amended. (11)
99.1	Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (12)

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
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-72218), as amended.
(12) Filed herewith.

(b) Reports on Form 8-K.

On August 5, 2002, the Registrant filed a current report on Form 8-K reporting under Item 5 that on August 5, 2002, the Registrant filed with the Securities and Exchange Commission (the "SEC") the Statements under Oath of Principle Executive Officer and Principal Financial Officer in accordance with the SEC's June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21 (a)(1) of the Securities and Exchange Act of 1934.

On August 29, 2002, the Registrant filed a current report on Form 8-K reporting under Item 5 that on August 29, 2002, the Registrant commenced a tender offer to its employees to exchange outstanding stock options with exercise prices equal to or greater than $40.00 per share for shares of its common stock, or in some cases, cash (referred to herein as the Option Settlement).

Availability of this Report

The Company intends to make this Form 10-Q publicly available on its Web site (www.siebel.com) shortly after filing with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: November 11, 2002

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Thomas M. Siebel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siebel Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

By:	/s/ Thomas M. Siebel

Thomas M. Siebel
Chairman and CEO

I, Kenneth A. Goldman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siebel Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer