Form 10-K
period 2002-12-31
SIEBEL SYSTEMS INC
filed 2003-03-18
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 0-20725

SIEBEL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3187233
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2207 Bridgepointe Parkway
San Mateo, CA     94404
(Address of principal executive offices, including zip code)

(650) 477-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant's Common Stock on June 28, 2002, as reported on the Nasdaq National Market was approximately $6,172,781,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of February 7, 2003, was 487,687,081.

The statements contained in this annual report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, restructuring and other expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this annual report.

PART I

Item 1. Business

Overview

Siebel Systems, Inc. is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of enterprise applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. Our customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business. Our partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. Our employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, our customers achieve high levels of satisfaction from these constituencies and improve their competitiveness in their markets.

In conjunction with customers and partners, we have identified business processes based on best practices and incorporated these business processes into the Siebel eBusiness suite of applications. Business processes are a structured series of documented activities that accomplish a discrete business objective. Best practices are proven methodologies for consistently achieving business objectives. For example, a best practice in call centers is to efficiently and effectively route customer calls to the most qualified agents for first-call resolution. With the business process "Skills-Based Routing" embedded in the application, organizations can achieve higher customer satisfaction, reduce average call-handling times, and improve agent productivity. By deploying Siebel eBusiness Applications, organizations can take advantage of best practices and business processes in sales, marketing and service to quickly and cost-effectively deliver superior customer experiences. In addition, through cross-application integration via Universal Application Network, or UAN, Siebel eBusiness Applications can support complex multi-step business processes that span multiple applications.

We are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications. Substantially all of our revenues are derived from a perpetual license of our software products and the related professional services and customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, i.e., training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations, which we collectively refer to as our Global Services Organization, provide a broad range of implementation services, training and technical support, to our customers and implementation partners. Our Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of our professional service arrangements are billed on a time and materials basis. Payment terms for the above arrangements are negotiated with our customers and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

Through global strategic alliances with industry-leading organizations, we continue to enhance Siebel eBusiness Applications, ensuring that we continue to fully support our customers' rapidly evolving technology and business requirements, today and in the future.

Products

Released in the third quarter of 2002, Siebel 7.5 is the latest version of our eBusiness software. We believe that Siebel 7.5 is the industry's most comprehensive suite of Web-based eBusiness software applications, with approximately 400 applications for sales, marketing, service, interactive selling, analytics, partner relationship management and employee relationship management.

Featuring industry-specific best practices and new functionality for multi-channel sales, marketing, service, and partner and employee relationship management, Siebel 7.5 enables organizations to leverage and modify proven business processes to deliver superior customer experiences. Current versions of Siebel eBusiness Applications interoperate with J2EE and Microsoft .NET platforms, and future versions will be developed to run on both J2EE and .NET.

With Siebel 7.5, we offer enhanced, out-of-the-box industry applications to support segment-specific requirements within industries. As a pioneer of the industry-specific application model, we recognize that each industry has different business processes, competitive challenges, and information systems requirements that cannot be addressed with a "one size fits all" approach. As such, Siebel 7.5 provides customers with 21 industry-specific applications to address the unique business requirements in the following industries:

Consumer Sector Apparel and Footwear Consumer Goods Retail	Communications Wireless Wireline Media
Energy Chemicals Energy Oil and Gas	Financial Services Institutional Finance Retail Banking and Brokerage Insurance Healthcare
Industrial Automotive High Technology	Life Sciences Clinical Medical Products Pharmaceuticals
Public Sector Government Homeland Security	Travel and Transportation Travel and Hospitality

Shipping in 17 languages, Siebel 7.5 meets the rigorous demands of large-scale global deployments. With full Unicode support, global organizations can implement Siebel eBusiness Applications in multiple languages and across multiple platforms, character sets and countries while maintaining a single, unified repository. Companies that deploy Siebel 7.5 and leverage the Unicode support are able to reduce the time and costs associated with implementing and maintaining global deployments.

Siebel 7.5 also introduces the Siebel Universal Customer Master, or Siebel UCM, which unifies customer information across multiple business units and disparate systems into a comprehensive, accurate and up-to-date customer profile repository. Reflecting best practices for effectively managing customer data, Siebel UCM enables enterprises to maximize cross-selling opportunities and improve the customer experience, while reducing data management costs.

Recognizing that customer-driven business processes require information from multiple applications and data sources, we enable application interoperability by supporting Web Services and standards-based integration through UAN. Taking a standards-based approach to the design and development of cross-application business processes, UAN leverages the proven integration server technology of leading vendors. Customers can easily integrate data and cross-application business processes from various applications and benefit from reduced integration and deployment costs. As part of UAN development, we continue to invest in making the business services and business processes incorporated in Siebel 7.5 applications capable of interacting with Web Services, facilitating seamless business process execution.

Siebel 7.5 provides significant new functionality within the Siebel Analytics and Siebel Employee Relationship Management product lines. For example, Siebel Analytics 7.5 provides role-based analytic applications that deliver relevant, actionable, just-in-time intelligence to employees, partners and customers. Intelligently analyzing Siebel and non-Siebel data from historical and real-time sources, including third-party operational systems, Siebel Analytics 7.5 delivers fact-based and personalized insight to thousands of decision-makers both inside and outside the organization.

Siebel 7.5 provides our customers with the cost savings associated with rapidly deploying a zero-install Web application, along with the rich, interactive, intuitive user experience available only from a desktop application. As with prior releases of Siebel eBusiness Applications, Siebel 7.5 offers a clear and easy upgrade path for customers, including automated upgrade functionality, which can result in reduced deployment times and the lowest total cost of ownership.

The following is a brief discussion of the major product lines within the Siebel application suite as of December 31, 2002:

Siebel Sales

Siebel Sales provides comprehensive visibility into the sales pipeline, enabling sales professionals to identify specific actions that will help them better manage opportunities to rapid closure. Siebel Sales is designed to allow organizations to take advantage of embedded sales management, sales effectiveness and sales motivation best practices with accessibility both in the office and in the field. The base application includes Account Management, Activity Tracking, Assignment Manager, Calendar, Contact Management, Content Management, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, Office, Opportunity and Pipeline Management, Paging, Portal Platform, Replication Manager, Sales Assistant, Service Assistant, System Software and Workflow.

Siebel Sales options, as of December 31, 2002, include Siebel Sales Analytics, Siebel Forecasting, Siebel Incentive Compensation, Siebel Target Account Selling, Siebel Enterprise Selling Process, Siebel Strategic Selling, Siebel Proposals and Presentations, Siebel Customer Service Information for Sales, Siebel Partner Management for Sales, Siebel Remote Client, Siebel Sales Handheld and Siebel Sales Wireless.

Siebel Marketing

The Siebel Marketing product suite enables organizations to better understand their customers; plan and execute personalized marketing programs synchronized across all channels; and optimize strategies through continuous tests, measurement and feedback. By combining embedded best practices and world-class technology, organizations can more successfully acquire, retain and grow profitable customer relationships and maximize the return on their marketing investment. The Siebel Marketing base application includes Account Management, Assignment Manager, Calendar, Campaign Management, Contact Management, Content Management, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, Household Management, List Management, Literature Management, Multi-channel Execution, Office, Opportunity Management, Paging, Portal Platform, Replication Manager, Response Management, Sales Assistant, Service Assistant, System Software and Workflow.

Siebel Marketing options, as of December 31, 2002, include Siebel Marketing Analytics, Siebel Marketing Manager, Siebel Marketing Server, Siebel Web Marketing, Siebel Events, Siebel Decision Manager, Siebel Data Quality and Siebel Campaigns.

Siebel Service

Siebel Service enables service organizations to effectively manage all constituencies involved in the service delivery process.  The ability to manage this process from start to finish allows service departments to increase customer satisfaction, service productivity and revenues.  The base application includes Account Management, Activity Tracking, Asset Tracking, Assignment Manager, Audit Trail Management, Calendar, Contact Management, Content Management, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, Global Time Zone Management, Office, Paging, Portal Platform, Replication Manager, Sales Assistant, Service Assistant, Service Request Management, Solution Management, System Software and Workflow.

Siebel Service options, as of December 31, 2002, include Siebel Field Service, Siebel Barcode, Siebel Contracts, Siebel Logistics Manager, Siebel Preventive Maintenance, Siebel Quality Management, Siebel Repair and Siebel Scheduling.

Siebel Call Center

Siebel Call Center combines Siebel Sales and Siebel Service functionality to enable call center agents to effectively manage service, support and sales interactions across multi-channel global call centers. With the ability to view integrated sales and service histories for each customer, call center agents can turn service requests into additional sales opportunities. The base application includes Account Management, Activity Tracking, Assignment Manager, Calendar, Contact Management, Content Management, CTI, Customer Dashboard, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, Global Time Zone Support, Message Broadcasting, Office, Opportunity and Pipeline Management, Paging, Portal Platform, Problem Resolution, Replication Manager, Sales Assistant, Service Assistant, Service Request/Trouble Ticket Management, System Software, Web Collaboration API and Workflow.

Siebel Call Center options, as of December 31, 2002, include Siebel CTI Connect, Siebel Universal Queuing, Siebel Campaigns, Siebel Order Management, Siebel Email Response and Service Analytics.

Siebel Web Service

Siebel Web Service applications allow organizations to extend their service operations to the Internet by intelligently processing inbound emails and enabling 24x7 customer self-service and assisted service on an organization's Web site. Customers can resolve their own problems and questions and escalate unsolved issues to product experts. Siebel Web Service offers up-sell and cross-sell recommendations, enabling organizations to improve customer satisfaction, minimize service costs and increase revenue.

Siebel Web Service applications, as of December 31, 2002, include Siebel eService, Siebel Email Response, Siebel Partner Web Services, Siebel Smart Answer and Siebel Collaboration.

Siebel Partner Relationship Management

Siebel Partner Relationship Management, or Siebel PRM, delivers a global, enterprise-wide partner relationship management platform that enables organizations to more effectively manage their relationships with channel and alliance partners, distributors, resellers, agents, brokers and dealers. Siebel PRM automates and streamlines the business processes between organizations and their partners, therefore facilitating collaboration with partners in sales, service and marketing to increase revenue, improve customer satisfaction and decrease partner management costs. The Siebel PRM base application includes Assignment Manager, Calendar, Content Management, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, Marketing Development Funds, Office, Paging, Partner Community, Partner CRM, Partner Manager, Partner Manager Analytics, Partner Portal, Partner Web Services, Portal Analytics, Portal Platform, Replication Manager, Sales Assistant, Service Assistant, System Software and Workflow.

Siebel PRM options, as of December 31, 2002, include Siebel Partner Commerce, Siebel Wireless, Siebel Reports, Siebel Training, Siebel Forecasting, Siebel Incentive Compensation, Siebel Advisor, Siebel Configurator, Siebel Pricer, Siebel Campaigns, Siebel SmartScript, Siebel Field Service, Siebel Advanced Partner Marketing and Siebel Contracts.

Siebel Employee Relationship Management

Siebel Employee Relationship Management, or Siebel ERM, helps a company drive superior business execution by aligning its employees' objectives with the organization's key objectives and driving business unit and employee performance. Based on the best practices of industry-leading, global organizations, Siebel ERM provides more than 25 out-of-the-box, fully integrated applications for executives, managers and employees. The Siebel ERM base application includes Assignment Manager, Calendar, Content Management, Competency Management, Employee Directory, Encyclopedia, Executive Information System, Global Accounts, News and Microsites, Office, Paging, Portal Platform, Replication Manager, Sales Assistant, Search, Service Assistant, System Software and Workflow.

Siebel ERM options, as of December 31, 2002, include Siebel Objectives and Reviews, Siebel Compensation Planning, Siebel Career Planning, Siebel Content Services, Siebel Training, Siebel Distance Learning, Siebel HelpDesk Agent, Siebel HelpDesk Requestor, Siebel Automated Desktop Support, Siebel Employee Self-Service, Siebel Time & Expense Reporting, Siebel Projects, Siebel Executive Analytics and Siebel Workforce Analytics.

Siebel Interactive Selling

Siebel Interactive Selling allows companies to more effectively manage product, pricing and order information by enabling three key business process areas: Customer Order Management, Product and Catalog Management, and Pricing Management. Siebel Customer Order Management allows companies to create, validate and manage customer quotes and orders across multiple enterprise systems. Siebel Product and Catalog Management enable companies to publish dynamic product catalogs containing customizable sales bundles, configure complex products and services, and analyze product information from all customer channels. Siebel Pricing Management enables companies to plan, deploy, execute and analyze pricing policies across all lines of business. Using the best practices embedded within Siebel Interactive Selling applications, companies can reduce order errors and order cycle time, while increasing revenue through up-sell and cross-sell effectiveness.

Siebel Interactive Selling products, as of December 31, 2002, include Siebel Configurator, Siebel Pricer, Siebel Quotes, Siebel Orders, Siebel Sales Catalog, Siebel Advisor, Siebel eSales, Siebel Order Management, Siebel Product and Pricing Analytics and Siebel Order Analytics.

Siebel Analytics

Siebel Analytics empowers users throughout the extended enterprise with up-to-the-moment and actionable customer and business insight. Siebel Analytics enables organizations to leverage the valuable data collected in Siebel eBusiness Applications, combine this data with information from any internal or external source, and provide any user-including employees, suppliers, partners and customers-with a comprehensive and personalized view of their customers and business operations.

Siebel Analytics options, as of December 31, 2002, include Siebel Answers, Siebel Delivers, Siebel Sales Analytics, Siebel Service Analytics, Siebel Marketing Analytics, Siebel Executive Analytics, Siebel Intelligence Dashboard, Siebel Decision Manager, Siebel Partner Manager Analytics, Siebel Partner Portal Analytics, Siebel Order Analytics, Siebel Product and Pricing Analytics, Siebel Incentive Compensation Analytics and Siebel Workforce Analytics.

Siebel eBusiness Applications, MidMarket Edition

Siebel eBusiness Applications, MidMarket Edition are a family of multi-channel sales, marketing and customer service applications that help small and medium-size companies create a single source of customer information. Siebel eBusiness Applications, MidMarket Edition make it easier to sell to, market to, and serve customers across multiple channels, including the Web, call centers, field sales and reseller networks. Designed for fast deployment, Siebel eBusiness Applications, MidMarket Edition help small and medium-size companies increase their productivity, improve customer satisfaction and predictably grow revenues.

General Product Options

As of December 31, 2002, general product options typically available on any of the Siebel base applications include:

  Siebel Advanced Search: Siebel Advanced Search helps users to locate information contained in the corporate knowledge base. Siebel Advanced Search enhances the base Siebel Search capabilities by locating documents using term proximity, word stemming, advanced thesaurus, term inflection, fuzzy searching and other searching features.

  Siebel Anywhere: Siebel Anywhere distributes and installs upgrade kits for Siebel mobile clients. Siebel Anywhere can also be used to distribute or install upgrade kits to Siebel servers and distribute Siebel Repository File changes, client configuration changes and database changes.

  Siebel Remote Client: Siebel Remote Client enables true mobile computing by providing a comprehensive bi-directional exchange of information between laptops and corporate servers. Using Siebel Remote Client, mobile users can access Siebel eBusiness Applications while out of the office and later synchronize to upload local changes to the server.

  Siebel Data Quality: Siebel Data Quality addresses an organization's need for real-time and batch mode data quality processing. It enables customers to identify duplicate account, contact and prospect records by comparing account and contact names, postal addresses, email addresses and other fields that customers can define for themselves. Accordingly, it helps organizations ensure accurate, consistent and consolidated customer information.

  Siebel Data Quality Matching Server: The Siebel Data Quality Matching Server is a scalable and Unicode-enabled matching engine that can identify potential duplicate data among existing accounts, contacts and prospects in the Siebel transactional database.

  Siebel Dun & Bradstreet Integration Solution: The Siebel Dun & Bradstreet Integration Solution enables customers to access Dun & Bradstreet's marketing data, which covers more than 31 million organizations around the world, and Business and Credit Reports from within Siebel eBusiness Applications. The Siebel Dun & Bradstreet Integration Solution provides the ability to create more targeted marketing lists, supplies corporate linkage information and provides online access to selected Dun & Bradstreet reports.

  Siebel Briefings: Siebel Briefings is a knowledge management solution that enables employees and partners to more effectively acquire and retain customers. Sales, marketing and service professionals are provided with convenient access to relevant, critical business information about their accounts, opportunities, competitors and related markets.

  Siebel Reports Server: The Siebel Reports Server allows users and partners to schedule, run and distribute reports using an easy-to-use and intuitive user interface. Reports can be run in both batch and interactive modes.

  Siebel Smart Answer for Employees: Siebel Smart Answer for Employees leverages the natural language processing technology available in Siebel Smart Answer to interpret unstructured text and intelligently respond to inquiries with the appropriate answers. Siebel Smart Answer enables customer service representatives to respond to customer inquiries and service requests faster than they previously could, while still maintaining the personalized and professional dialog that customers expect.

  Siebel SmartScript: Siebel SmartScript (formerly Siebel eSmartScript) offers a workflow-based user interface that guides users through customer interactions. Siebel SmartScript integrates workflow logic with customer information to ensure users ask the right questions at the right time. This enables users to engage in high-quality interactions and more effectively sell products and services that augment previous purchases. Siebel SmartScript also reduces data entry errors and training time.

  Siebel Sync: Siebel Sync allows users to export contacts and accounts from Siebel eBusiness Applications to various third-party applications, including Outlook, Notes, Palm or GroupWise, and allows for synchronization of these applications with the Calendars and Activities views in Siebel eBusiness Applications.

  Siebel Time and Expense Reporting: Siebel Time and Expense Reporting helps consultants, project managers, field service representatives and call center representatives capture, report and manage billable time and expenses for their projects, accounts and opportunities.

Product Development Expense

Since we introduced the first versions of our products, we have expanded the product footprint in terms of functional and industry-specific breadth and depth. Our competitive position has developed to a large extent because of our emphasis on research and development. During 2002 we continued to increase our investment in product development to further extend our functional and technology leadership and enhance customer satisfaction. In the third quarter of 2002, we released Siebel 7.5, which we believe sets the standard for technology leadership in eBusiness applications. During 2000, 2001 and 2002, we invested approximately $238.0 million, $333.7 million and $366.2 million, respectively, in additional product development. We currently expect that most of our development of new products and enhancements to existing and future products will be developed internally. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Please refer to "Risk Factors - We may not be able to protect our proprietary information" for further discussion of proprietary technology and intellectual property.

Our past development efforts have resulted in leading software applications for managing customer, partner and employee relationships. We believe that our current and future product development efforts will continue this history of developing leading software applications. However, our existing and future development efforts may not be completed within our anticipated schedules or, if completed, the products may not have the features or quality necessary to make them successful in the marketplace. We test all of our products prior to their general release and only release our products after the products have equaled or exceeded our high standards. Despite our vigorous testing, software products may contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. Please refer to "Risk Factors - Software errors or defects in our products could reduce revenues" for further discussion of risks associated with product development.

Professional Services

We provide a proven, phased methodology and wide range of professional services to Siebel customers and partners through our worldwide Global Services Organization. Our Global Services Organization is committed to supporting customers through every phase of planning, designing, deploying and using Siebel eBusiness Applications. With its unique access to internal Siebel Systems resources, our Global Services Organization offers in-depth product knowledge and industry-specific expertise through such offerings as implementation services, review and validation services and user adoption services.

Implementation Services

While our customers frequently rely on third-party systems integrators for the majority of their implementation services, our Global Services Organization often provides a portion of these services to help mitigate risk and ensure project success. Our Global Services Organization partners with the world's leading systems integrators through the Siebel Alliance Program to perform a portion of these implementation services, thereby helping to ensure that our customers receive the full array of services necessary to install, integrate, customize and deploy Siebel eBusiness Applications.

Services offered by our Global Services Organization include the Technical Account Manager program, Siebel Expert Services and Siebel Global Competency Practices. Technical Account Managers serve as the customer's technology advocate throughout the entire project by sharing their broad experience in management, design, development and deployment. Siebel Expert Services helps mitigate project risk by delivering technical implementation audits and reviews throughout the project life cycle. Siebel Global Competency Practices offer new product and industry-specific expertise to help organizations define and implement best practices and business processes for Siebel eBusiness Applications.

Education and User Adoption Solutions

Our Global Services Organization provides comprehensive education and adoption solutions for deploying Siebel eBusiness Applications to end users. Through a variety of offerings, including technical training, end user adoption and sales effectiveness methodologies, the Siebel University and Siebel Multi-channel Effectiveness Services groups help customers and partners develop competencies needed to fully leverage Siebel eBusiness Applications. Specific user adoption offerings help end users understand and embrace new business processes and Siebel Systems' technologies to achieve measurable business results.

Technical Support

Our Global Services Organization offers a comprehensive suite of global support programs designed to ensure implementation success and customer satisfaction. Siebel Technical Support, which we refer to as maintenance, is delivered from 12 support centers around the world, where technical support engineers deliver responsive and accurate resolution of service requests via the Internet, email and telephone.

Marketing and Sales

Our sales and service professionals are located in 29 countries, with 56 offices in the United States and 54 offices outside of the United States. Our ability to achieve revenue growth will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large-scale deployments anticipated by our customers require a number of highly trained global services personnel.

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

Maintain and Extend Advanced Technology Position

We provide what we believe to be the industry's most comprehensive family of multi-channel eBusiness applications, enabling organizations to sell to, market to and serve customers across multiple channels and lines of business. Siebel eBusiness Applications enable organizations to manage, synchronize and coordinate their customer touchpoints. Utilizing advanced information technology, Siebel eBusiness Applications are built on a component-based architecture that provides a broad range of functionality for eBusiness applications deployments.

We intend to continue investing substantial resources in technological research and developments. Our current technological research and development efforts include:

Universal Application Network: Our Universal Application Network, or UAN, is a customer-centric solution that provides a library of pre-built, industry-specific business processes that can be executed across multiple systems of record and business logic-resulting in reduced cost, complexity and time to deployment. These processes embed industry best practices and can be easily modified to adapt to unique requirements and changing market conditions. Based on emerging XML and Web Services standards, UAN includes an industry-standard specification for defining business processes that is supported by the leading providers of integration servers, including BEA Systems, IBM, Mercator, Microsoft, SeeBeyond, TIBCO, Vitria, and webMethods. As part of UAN development, we will continue to invest in making the business services and business processes incorporated in Siebel eBusiness Applications capable of interacting with Web Services, facilitating seamless business process execution.

Smart Web Architecture: Introduced with Siebel 7, the Siebel Smart Web Architecture combines a zero-footprint, browser-based Web client with levels of interactivity traditionally available only in Windows applications. With Siebel Smart Web Architecture, organizations can generate cost savings associated with administering a zero-install Web client, while providing a rich, interactive and productive end user experience.

We will continue to enhance this architecture and invest in the development of support for J2EE and .NET. Specifically, we are building native components that run in J2EE and .NET and that can read our application meta data, enabling organizations to take advantage of the services made available by both platforms. This strategy will enable us to support organizations that run J2EE, .NET or both.

Full Life Cycle Management to Reduce Total Cost of Ownership: Our technology makes it easier for organizations to manage the full application deployment life cycle, thereby lowering the total cost of ownership. The Siebel eBusiness architecture enables organizations to configure their Siebel eBusiness Applications once and then deploy that same configuration to all users. Once an organization makes customizations to the underlying objects, the customizations can operate automatically across nearly all types of client computing devices.

This technology is designed to enhance usability, provide significant cost savings in deployment and implementation costs, and assure consistency across customer-facing channels. In addition, automatic application upgrades and remote software distribution contribute to reduce the total cost of ownership associated with deploying Siebel eBusiness Applications and help to ensure the success of the deployment.

Global Deployment Support: We designed and built Siebel eBusiness Applications to support global deployments, including most major European and Asian languages. Siebel eBusiness Applications support single- and double-byte characters, multiple currencies, automatic currency conversions including the EMU standards for supporting the euro, and real-time interfaces to accept new exchange rates from leading online services.

Siebel eBusiness Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security and business processes across both centralized and decentralized deployment locations. We continue to expand the global deployment capabilities of previous releases with significant enhancements in the areas of Unicode support, multilingual data, installation and localization for global deployments, resulting in a dramatic lowering of the deployment and maintenance costs for global organizations.

Product Footprint: We continue to invest in broadening our product footprint and in enhancing the features and functionality of Siebel eBusiness Applications. Significant new functionality is included in our new strategic applications, UAN, Siebel ERM and Siebel Analytics. We are also increasing our industry expertise by broadening our line of industry-specific applications and in expanding the footprint of our existing industry applications.

Business Process Computing: We have modeled hundreds of cross-industry and industry-specific customer-centric business processes, which are now being embedded in Siebel eBusiness Applications. Our business processes are incorporated in UAN, resulting in lower cost of integration. We also support business process computing by including our business processes in the Siebel Implementation Plan, allowing for faster and easier configuration and implementation.

Develop and Maintain Global Strategic Alliances

Having long recognized the power and value of strategic alliances, one of our core competencies is our ability to develop and maintain long-term global strategic partnerships with the largest and most influential corporations in the technology marketplace, including Accenture, Avaya, Cap Gemini Ernst & Young, Deloitte Consulting, Hewlett-Packard Compaq, IBM, Microsoft and Sun Microsystems. These global strategic alliances with industry leaders help ensure that we deliver solutions that meet our global customers' sales, marketing and customer service requirements.

In addition, we have strategic relationships with more than 500 hardware, software, support, integration and training partners to help ensure the successful deployment of Siebel eBusiness Applications across the globe. We believe these alliances enable us to deliver the most comprehensive suite of eBusiness solutions to our customers.

Our global strategic partners as of December 31, 2002, include the following industry leaders:

System Integrator
Accenture LTD
American Management Systems, Inc.
BearingPoint, Inc.
Cap Gemini Ernst & Young S.A.
Deloitte Consulting
IBM Corporation
Lockheed Martin Corporation
Siemens Business Services GmbH & Co.
SYNAVANT, Inc.
Unisys Corporation

Platform Fujitsu Siemens Computers B.V. Hewlett-Packard Compaq IBM Corporation Microsoft Corporation Pitney Bowes, Inc. Precision Research Corporation Sun Microsystems, Inc. Xerox Corporation
Software and Content Acxiom Corporation Alcatel SA Avaya, Inc. BEA Systems, Inc. BMC Software, Inc. BT plc Cisco Systems, Inc. Convergys Corporation D & B, Inc. IBM Corporation

Software and Content (Continued)
Jacada, Inc.
Mercury Interactive Corporation
Parametric Technology Corp.
Quest Software, Inc.
SeeBeyond Technology Corporation
SPSS Inc.
TIBCO Software, Inc.
VERITAS Software Corporation
Vitria Technology, Inc.
webMethods, Inc.

Support Successful Customer Implementations

Our success depends on our customers' successful implementations of Siebel eBusiness Applications. To this end, we actively support the customer's deployment efforts by providing Internet and telephone technical support and comprehensive instructor-led training and by assigning an account management team to each customer that consists of a sales representative, a technical account manager and an executive sponsor.

Expand Global Capabilities

We currently have offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Columbia, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Japan, Korea, Mexico, The Netherlands, Norway, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and the United States and have introduced localized versions of Siebel eBusiness Applications in major European and Asian markets. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

During 2000, 2001 and 2002, no individual customer accounted for more than 10% of our revenues. International license revenues for 2000, 2001 and 2002 were $441.7 million, $479.3 million and $290.8 million, respectively, representing 40%, 45% and 42% of software license revenues, respectively. Total international revenues for 2000, 2001 and 2002 were $648.5 million, $838.1 million and $619.2 million, respectively, representing 36%, 40% and 38% of total revenues, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for further discussion of our geographic operations.

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Please refer to "Risk Factors - Our international operations involve unique risks" for further discussion of risks related to foreign operations.

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

During 2001 and 2002, the global economy impacted the competitive dynamics of the eBusiness systems market in which we compete in variety ways. Specifically, our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long term total cost of ownership (which includes the cost of the license and the cost of professional services, such as implementation, training, and technical support). With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success is dependent on our ability to justify both the lowest total cost of ownership and overall return on investment.

We believe that the market for global eBusiness information systems has historically not been well served by the application software industry. We have been able to capitalize on this inability and, as a result, we believe we have become a leading provider of eBusiness applications that manage customer, partner and employee relationships. In addition, in response to changing competitive dynamics and focus on the total cost of ownership, we led a team of systems integrators and software vendors in a collaborative effort to reduce the cost of integrating software applications. Through this collaborative effort, we released UAN in the fourth quarter of 2002. UAN is designed to address one of the primary challenges currently facing the software applications industry: driving down the cost of application ownership and maintenance. Please refer to "Risk Factors - To be successful, we must effectively compete in the eBusiness systems market."

Internal Development

Many of our customers and potential customers have in the past attempted to develop sales, marketing, customer service and employee relationship information systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. To compete successfully, our products must conform to the customer's information technology standards, scale to meet the needs of large enterprises, operate globally and cost less than the result of an internal development effort. We may not be able to compete effectively against these internal development efforts.

Custom System Integration Projects

We also face competition from systems integrators engaged by companies to build a custom development application. The introduction of a systems integrator typically increases the likelihood of success for the customer. To successfully compete in this area, we must demonstrate and provide to the customer the cost savings and advantages of a configurable, upgradable and commercially supported product developed by a dedicated professional software organization.

We frequently rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other global services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, some of these third parties have significantly greater resources than we do and may market software products that compete with us and may otherwise reduce or discontinue their relationships with or support of us and our products.

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

We believe that we compete favorably in this marketplace based on the following competitive advantages: a breadth and depth of functionality, a modern and enduring Web-based product architecture, tailored industry-specific design, an ability to manage all customer interactions support across multiple channels, configurable business objects, support for the global enterprise, scalability allowing support for large user communities and strategic alignments with industry leaders. In general, we have priced our products at or above those of many of our competitors, and we believe this pricing is justified by the scope of functionality delivered and the performance characteristics afforded by our products.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or among systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations. We may not be able to compete successfully against current and future competitors or competitive pressures faced by us may materially and adversely affect our business, financial condition or results of operations.

Employees

As of December 31, 2002, we had a total of 5,909 employees, of which 1,211 were engaged in sales and marketing; 1,644 were engaged in product development; 2,441 were engaged in global services; and 613 were engaged in finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and Chief Executive Officer, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel has been intense in the past, and we cannot assure you that we can retain our key technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Availability of this Report

We intend to make this Annual Report on Form 10-K and other periodic reports publicly available on our Web site (www.siebel.com) without charge immediately following our filing with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Corporate Secretary, Siebel Systems, Inc., 2207 Bridgepointe Parkway, San Mateo, California, 94404.

Item 2. Properties

Our principal administrative, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to leases that expire between April 2005 and December 2015, and Emeryville, California, pursuant to a lease that expires in March 2013. As of December 31, 2002, we were occupying approximately 700,000 square feet in our San Mateo locations and approximately 265,000 square feet in our Emeryville location. We currently also occupy a number of domestic and international sales and support offices pursuant to leases that expire between 2003 and 2022.

We believe that our current facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 5 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years.

                                               High      Low
                                             -------- --------
Quarter Ended March 31, 2001................ $ 84.50  $ 24.14
Quarter Ended June 30, 2001.................   55.90    22.95
Quarter Ended September 30, 2001............   50.91    12.32
Quarter Ended December 31, 2001.............   31.06    12.24
Quarter Ended March 31, 2002................   38.38    27.25
Quarter Ended June 30, 2002.................   34.27    12.55
Quarter Ended September 30, 2002............   14.92     5.72
Quarter Ended December 31, 2002.............    9.50     5.33

As of December 31, 2002, we had approximately 1,760 holders of record of our common stock. Our policy has been to reinvest earnings to fund future growth and, accordingly, we have never paid any cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future. The last reported sale price of our common stock on February 7, 2003, was $8.21 per share.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2002, and as of December 31, 2001 and 2002, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999, is derived from consolidated financial statements that have not been included in this annual report.

For each of the periods presented, our financial data has been restated to reflect the acquisitions of Scopus Technology, Inc. in 1998; OnTarget, Inc. in 1999; and OpenSite Technologies, Inc., OnLink Technologies, Inc. and Janna Systems Inc. in 2000; all of which have been accounted for as poolings-of-interests.

                                                                               Year Ended December 31,
                                                             --------------------------------------------------------------
                                                                1998        1999         2000         2001         2002
                                                             ----------  -----------  -----------  -----------  -----------
                                                                   (in thousands, except per share data and employees)
Operating Data:
   Total revenues..........................................  $ 421,554   $  822,454   $1,820,206   $2,084,596   $1,635,307
   Operating income (loss) (1) (2).........................  $  64,469   $  161,187   $  322,535   $  357,882   $  (94,262)
   Net income (loss) (1) (2)...............................  $  42,290   $  110,025   $  221,899   $  254,575   $  (35,704)
   Net income (loss) available to
    common stockholders (1) (2) (3)........................  $  41,926   $   56,861   $  123,144   $  254,575   $  (35,704)
   Diluted net income (loss) per common share (1) (2) (3)..  $    0.10   $     0.12   $     0.24   $     0.49   $    (0.08)
   Basic net income (loss) per common share (1) (2) (3)....  $    0.11   $     0.15   $     0.29   $     0.56   $    (0.08)
   Cash and short-term investments.........................  $ 242,350   $  685,199   $1,152,584   $1,656,655   $2,161,604
   Total assets............................................  $ 464,063   $1,275,601   $2,161,741   $2,744,844   $3,033,018
   Convertible subordinated debentures.....................  $      --   $  300,000   $  300,000   $  300,000   $  300,000
   Mandatorily redeemable convertible
    preferred stock........................................  $   4,818   $   80,459   $       --   $       --   $       --
   Total stockholders' equity..............................  $ 299,068   $  644,670   $1,279,946   $1,836,102   $1,957,460
   Cash flows from operations..............................  $  86,430   $   89,746   $  438,568   $  588,201   $  433,203
   Employees...............................................      1,655        3,604        7,389        7,403        5,909

  The Company completed a restructuring of its operations and an associated workforce reduction (the "Restructuring") and a tender offer for certain employee options (the "Option Repurchase") during 2002, which are discussed further in Notes 2 and 7 to our consolidated financial statements, respectively. Accordingly, operating income for 2002 has been reduced by $205.3 million related to the Restructuring and $54.9 million related to the Option Repurchase. On an after-tax basis, these charges reduced earnings for 2002 by an aggregate of $166.5 million.

  In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company ceased amortizing goodwill on January 1, 2002. Amortization of goodwill was not significant for any period presented in the above table. Please refer to Note 13 to the accompanying consolidated financial statements for a further discussion of the impact on Company's operations of ceasing amortization of goodwill.

  Net income has been reduced by the accretion of OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each of the years ended December 31, 1998, 1999 and 2000, the only periods in which the mandatorily redeemable convertible preferred stock was outstanding. The amount of accretion for a statement of operations period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with our acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to its existing terms on a one-for-one basis into shares of OpenSite's common stock. Accordingly, we stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000, the date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's consolidated financial statements are included following Item 15 of this Annual Report on Form 10-K. The following discussion is designed to provide a better understanding of these financial statements, including the Company's business, its performance over the past three years, key factors that impacted this performance and risks that may impact the Company's on-going operations.

Overview of the Company's Business

Siebel Systems is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of enterprise applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business. The Company's partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, the Company's customers achieve high levels of satisfaction from these constituencies and improve their competitiveness in their markets.

Siebel Systems recognizes that each industry has different business processes, competitive challenges and information systems requirements, which cannot be addressed with a "one size fits all" eBusiness approach. Accordingly, Siebel eBusiness Applications are available in 21 industry applications designed for specific segments within multiple industries, including financial services, communications, travel and transportation, energy, the consumer sector, life sciences, the industrial sector and the public sector. Providing best-of-class eBusiness functionality, Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customers' needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers, and integrate their systems with those of their partners, suppliers and customers, regardless of location.

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from a perpetual license of these software products and the related professional services and customer support, otherwise known as maintenance. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services, i.e., training, implementation services, etc. First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. The Company's Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to the Company's customers and implementation partners. The Company's Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of the Company's professional service arrangements are billed on a time and materials basis. Payment terms for the above arrangements are negotiated with the Company's customers and determined based on a variety of factors, including the customer's credit standing and the Company's history with the customer.

The Company plans to continue its efforts to develop software applications that meet its customers' and potential customers' changing business needs and to further reduce the total cost of ownership of the Company's software applications through the introduction of the Company's newest product Universal Application Network, or UAN. The Company regularly faces competition from new entrants to the Company's product market. The Company will continue to take various steps, including the introduction of new products, reducing prices or other incentives, at such times as the Company deems appropriate, in order to further increase the acceptance of the Company's products.

Overview of 2002 Results

Throughout much of 2001, the global economy was in the midst of a downward course that was so pronounced that many economists believed that several countries, most notably the United States, Japan and Germany, had slipped toward a recession. While the global economy declined during much of 2001, there were indications in the fourth quarter of 2001 and the first part of the first quarter of 2002 that an end to the economic slow-down appeared to be forthcoming. Throughout 2002 much of the economic data did indeed appear to indicate that macroeconomic conditions were stabilizing; however, capital spending by corporations, and more specifically information technology spending, appears to be lagging behind the overall economic recovery. Specifically, according to industry reports, worldwide spending by corporations on information technology as a percentage of the surveyed companies' total revenues decreased by 11% during 2002 and in terms of absolute dollars it decreased by approximately 3%. This compared to no growth in terms of absolute dollars of worldwide information technology spending in 2001 and 16% growth in 2000.

While there are undoubtedly numerous reasons for the lag in corporate information technology spending, the Company believes that the primary reason for the decrease in information technology spending relates to corporations intensifying their efforts to identify and realize potential cost savings in these difficult economic circumstances. In addition, in the years preceding 2001 and 2002, many corporations made capital expenditures in anticipation of future growth that did not materialize, thereby impacting their capital expenditures in 2001 and 2002. The geopolitical uncertainties and investors' concern regarding corporate governance have only exacerbated corporations' general cautiousness in setting their capital spending budgets.

The Company's operations and financial performance during 2002 were impacted by these economic conditions and uncertainties and the resulting decrease in information technology spending. Specifically, the Company's revenue growth and profitability depend in large part on the overall global economic and business conditions, business and consumer confidence in the economy, and the demand for information technology, particularly within the markets in which the Company offers industry-specific versions of its products. Many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. Increased competition in the market for the Company's products has also contributed to these changes and lead to a more volatile purchasing cycle for the Company's software applications. As a result of these factors, both the number of software license revenue transactions and average transaction size were negatively impacted during 2002, with individual transactions generating license revenues greater than $5 million affected to the greatest extent.

Despite these difficult economic challenges, the Company was able to improve many of its key operating metrics, as discussed further below; resize its operations to better align its costs with anticipated revenues; and continue its ongoing technological leadership through increased investment in product development and the release in the second half of 2002 of Siebel 7.5 and UAN, a standards-based, vendor-independent application integration solution. The Company proactively addressed the challenging economic conditions by setting five broad objectives at the beginning of 2002, which guided management's decisions: (i) operate a cash-positive, profitable business; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve the Company's market leadership; (iv) maintain the Company's product leadership in eBusiness applications software; and (v) continue to develop solutions for the Company's customers that lower the total cost of integrating software applications. To better enable the Company to effectively achieve these five objectives, management undertook the following actions during 2002:

  The Company completed a Restructuring of its operations in order to better align the Company's cost structure with its anticipated future revenues. The Company believes that the Restructuring will reduce its future operating costs and related cash requirements, thereby strengthening the Company's future operating performance. Please refer to "Restructuring" below and to Note 2 to the accompanying consolidated financial statements for an explanation and further discussion of the Restructuring.

  The Company repurchased 28.1 million employee stock options with exercise prices equal to or greater than $40.00 per share on September 30, 2002. The Company repurchased these options in order to: (i) improve employee morale by realigning the cash and equity components of its compensation programs; (ii) eliminate the distraction to its employees of significantly out-of-the-money stock options; and (iii) reduce the number of outstanding stock options relative to the number of shares outstanding, or "option overhang," thereby reducing future potential dilution to existing stockholders. Please refer to "Option Repurchase" below and to Note 7 to the accompanying consolidated financial statements for an explanation and further discussion of the repurchase of these stock options.

  The Company maintained the cost controls that it initiated in 2001 and, accordingly, reduced the discretionary portion of its cost structure to near minimal levels during 2002. Specifically, management continued to reduce advertising expenditures; maintained the Chief Executive Officer salary at one dollar per year; maintained the previously established 20% reductions in senior executive compensation; reduced bonuses for all employees, including officers; deferred merit increases until the third quarter of 2002; and reduced discretionary expenditures, such as travel and recruiting.

  The Company continued its requirement of obtaining competitive bids for its purchases, where appropriate, and required Chief Executive Officer approval for all significant purchases.

  To ensure that the Company maintains continuity of business operations under adverse circumstances, including a significant geopolitical dislocation or earthquake in the San Francisco Bay Area, the Company continued to strengthen its data communications and customer service infrastructure. In October 2002, the Company completed a redundant backup information technology infrastructure site in Salt Lake City, Utah, thereby strengthening its ability to provide high-quality customer service globally even in the event of a significant and sustained system outage at any of the Company's facilities.

  The Company continued its focus on customer satisfaction by leading a team of systems integrators and software vendors in a collaborative effort to reduce the cost of integrating software applications. Through this collaborative effort, the Company released UAN in the fourth quarter of 2002. UAN is designed to address one of the primary challenges currently facing the software applications industry: driving down the cost of application ownership and maintenance.

As a result of these actions, the Company believes it was able to maintain its high customer satisfaction levels, maintain its market share in the majority of the product categories in which it operates, continue as a technology leader in the customer relationship management market, and continue its efforts to lower the total cost to its customers of integrating software applications. In addition, information technology surveys indicate customer relationship management software is among the top spending priorities of corporations and, accordingly, the Company believes it is well positioned for future growth when information technology spending returns to normalized levels. Excluding the costs relating to the Restructuring and Option Repurchase, the Company was able to operate a cash-positive, profitable business in exceptionally challenging economic times. In addition, the Company achieved the following financial results:

  Total expenses, excluding the cost of the Restructuring and the Option Repurchase, decreased by 15%, from $1,726.7 million in 2001 to $1,469.4 million in 2002.

  Cash and short-term investments increased by $504.9 million, or 30%, from $1,656.7 million as of December 31, 2001, to $2,161.6 million as of December 31, 2002, representing approximately 60% and 71% of total assets, respectively. During the periods of deteriorating global economic conditions of 2001 and 2002, the Company increased cash and short-term investments by $1,009.0 million, or 88%, primarily through cash flows from operations.

  Days sales outstanding decreased from 80 days and 73 days as of December 31, 2000 and 2001, respectively, to 63 days as of December 31, 2002.

  Cash flows from operations were $588.2 million and $433.2 million during 2001 and 2002, respectively.

  Working capital increased by 22%, from $1,584.4 million as of December 31, 2001, to $1,940.3 million as of December 31, 2002.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 12%, from $241.0 million as of December 31, 2001, to $270.6 million as of December 31, 2002.

  Stockholders' equity increased by 7%, from $1,836.1 million as of December 31, 2001, to $1,957.5 million as of December 31, 2002.

As a result of current economic uncertainties and concerns regarding the accounting practices of publicly traded companies, the Company believes that three specific factors will increasingly become important measures of a company's overall performance and value: (i) positive cash flows from operations; (ii) positive earnings that are reported in accordance with both the form and the intent of generally accepted accounting principles; and (iii) a strong balance sheet. Since shipment of its first product in the fourth quarter of 1994, the Company's operations have produced positive annual cash flows. Excluding the impact of the Restructuring and the Option Repurchase, the Company's operations have also produced positive annual earnings during this period. The Company believes that its financial position is strong, with total assets of $3,033.0 million, cash and short-term investments of $2,161.6 million, working capital of $1,940.3 million and stockholders' equity of $1,957.5 million.

The Company believes the above actions will better enable the Company to return to positive revenue growth and improved operating performance. As the Company begins 2003, management has developed additional goals that, if accomplished, will further strengthen the Company's financial position and build on the actions initiated by management during 2002. These broad objectives include:

  Increase software license revenue from the Company's core customer relationship management products and verticals;

  Continue to increase market share and software license revenues in the Company's newest product lines: UAN, Siebel ERM, and Siebel Analytics;

  Increase the Company's customer base in key vertical markets, such as Life Sciences, Public Sector, Retail, and Travel and Transportation;

  Identify opportunities to expand product lines, both organically and through acquisition;

  Improve the execution within the Company's sales organization;

  Grow professional services, maintenance and other revenues;

  Commence new cost control initiatives to further reduce total cost per employee; and

  Expand operating margins.

The Company is committed to pursuing these objectives and building on the initiatives undertaken during 2002, thereby allowing the Company to return to positive revenue growth and to expand its operating margins. In addition, the Company will continue to follow its high professional standards in measuring and reporting its performance against these objectives. The Company believes that the application of accounting standards and the related disclosures in the public filings with the Securities and Exchange Commission are as important as a company's reported financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The Company utilizes its internal audit function to help ensure that it follows these accounting policies and maintains its internal controls. The Company has formed a Disclosure Committee, composed primarily of senior financial and legal personnel, to help ensure the completeness and accuracy of the Company's financial results and disclosures. In addition, prior to the release of the Company's financial results, key members of the Company's management review the Company's annual and quarterly results and key accounting policies and estimates with its Audit Committee, which is composed of independent members of the Company's Board of Directors.

Restructuring

As discussed above, throughout 2001 and 2002 the Company reduced the discretionary portion of its operating costs to near minimal levels. As a result of the continued downturn in the information technology industry during 2002, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, the Company announced a planned Restructuring of its operations in July 2002, which was completed in December 2002. The Restructuring was intended to: (i) strengthen the Company's competitive position; and (ii) reduce its cost structure and thereby improve the Company's revenue per employee, operating margin and overall operating performance.

The Company recognized a total charge related to this Restructuring of $205.3 million, of which the Company recognized $109.4 million in the third quarter of 2002 and $95.9 million in the fourth quarter of 2002. The Restructuring charge is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and other costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities.

As part of the Restructuring, the Company reduced its workforce by a total of approximately 1,150 employees, or 16%. This workforce reduction affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reduction consist primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs.

As a result of the workforce reduction and previous employee attrition, certain of the Company's facilities were under-utilized and certain facilities that were scheduled to be occupied in early 2003 were expected to be under-utilized. Accordingly, during the third and fourth quarters of 2002, the Company consolidated its workforce into existing facilities, thereby permanently removing from its operations certain facilities then occupied and facilities that the Company does not plan to occupy. The facilities permanently removed from the Company's operations were primarily located in Emeryville and San Mateo, California; Egham, England; and several smaller offices in North America and Europe. The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. The Company is in the process of negotiating with its lessors appropriate lease termination fees and/or seeking suitable subtenants of these facilities. The Company's estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned in the third and fourth quarters of 2002. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned long-lived assets in Restructuring-related expenses.

Subject to the timely and successful implementation of the Restructuring, the Company believes that the Restructuring will further reduce the Company's expense levels and a portion of the related cash requirements, resulting in a cost structure that is better aligned with the Company's anticipated future revenues. Specifically, the Company expects the implementation of the Restructuring to reduce the Company's quarterly operating expenses by approximately $30.0 million from the levels where operating expenses would have been absent the Restructuring. The majority of the quarterly operating expense savings are expected to be derived from reductions of compensation and benefits totaling approximately $20.0 million, with the remaining savings being derived from reductions of facility-related expenses totaling approximately $10.0 million, which includes depreciation expense of $3.0 million related to abandoned leasehold improvements, furniture and fixtures. In addition, as the result of removing certain facilities from the Company's operations that were scheduled to be occupied in the first quarter of 2003, the Company will avoid up to an additional $4.0 million in quarterly expenses. These expense savings and avoidance amounts are prior to expenses that may increase, such as bonuses, commissions and advertising, among others. The Company expects to achieve these expense savings by the end of the first quarter of 2003.

Because the Restructuring charge and related benefits are derived from management's estimates, which are based on currently available information, the Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated. In addition, the Company's software license revenues and operating performance may continue to be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; (vii) corporate and consumer confidence in the economy, evidenced, in part, by stock market levels; and (viii) other factors described under "Risk Factors" below. Accordingly, additional actions, including a further Restructuring of the Company's operations, may be required in the future. As a result, the demand for the Company's products and services and, ultimately, the Company's future financial performance, are difficult to predict with any degree of certainty.

Please refer to "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors for further discussion of risks associated with the Restructuring.

Option Repurchase

On August 29, 2002, the Company commenced an offer to its employees to repurchase outstanding stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). Stock options to purchase an aggregate of 32.0 million shares were eligible for tender at the commencement of the Option Repurchase. Members of the Company's Board of Directors were excluded from the Option Repurchase and, accordingly two individuals, the Company's Chairman and CEO and its Vice Chairman, Co-Founder and Vice President, Strategic Planning did not participate. The Company also excluded employees on a leave of absence (other than for medical, maternity, military, workers' compensation or other statutorily protected reasons) and employees who submitted a letter of resignation or received notice of termination prior to the termination of the offer period.

Eligible employees who participated in the Option Repurchase received, in exchange for the repurchase of tendered stock options, a fixed amount of consideration equal to the number of common shares underlying such tendered stock options, multiplied by $1.85. In accordance with terms of the Option Repurchase, employees who were due total consideration of $5,000 or less received the consideration (less applicable tax withholdings) in cash, and employees who were due more than $5,000 received the consideration (less applicable tax withholdings) in fully vested, non-forfeitable shares of the Company's common stock, which are subject to certain holding periods as described below. On September 30, 2002, the offer period ended and the Company repurchased 28.1 million Eligible Options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. The number of fully vested, non-forfeitable shares of the Company's common stock issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002, of $5.75 per share. The Company recorded a compensation charge of $54.9 million related to the Option Repurchase, consisting of $51.9 million related to the consideration paid and $3.0 million of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying consolidated statement of operations based on the individual option holder's functional responsibility.

While the shares of common stock issued under the Option Repurchase are fully vested and non-forfeitable, a total of 4.1 million shares of common stock are subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. Holders of these 4.1 million fully vested, non-forfeitable shares issued in the Option Repurchase are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. Accordingly, 1.9 million, 1.9 million, 0.2 million and 0.1 million fully vested, non-forfeitable shares of the Company's common stock will be released from the holding period on October 1, 2003, 2004, 2005 and 2006, respectively. The remaining 1.4 million shares of common stock issued in the Option Repurchase were freely tradable at issuance.

Discussion of the Results of Operations for Each of the Years Ended December 31, 2000, 2001 and 2002

Revenues

The following table sets forth the Company's revenues, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2000, 2001 and 2002 (in thousands, except percentages):

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  2000                      2001                    2002
                                         ------------------------  ----------------------  ----------------------
Revenues:
  Software.............................. $ 1,114,753      61.2%   $ 1,065,618    51.1%   $   700,344    42.8%
  Professional services,
    maintenance and other...............     705,453      38.8       1,018,978    48.9         934,963    57.2
                                         ------------  ----------  ------------ ---------  ------------ ---------
      Total revenues.................... $ 1,820,206     100.0%   $ 2,084,596   100.0%   $ 1,635,307   100.0%
                                         ============  ==========  ============ =========  ============ =========

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" below for description of the Company's accounting policies and use of estimates related to revenue recognition.

Software. Software license revenues decreased by 4% from $1,114.8 million for the year ended December 31, 2000, to $1,065.6 million for the year ended December 31, 2001, and decreased an additional 34% to $700.3 million for the year ended December 31, 2002. Software license revenues as a percentage of total revenues were 61%, 51% and 43% in 2000, 2001 and 2002, respectively.

The Company's customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a "Concurrent Transaction"). Software license transactions that occur within six months (i.e., "at or about the same time") of a purchase by the Company from that same customer are reviewed by management for appropriate accounting and disclosure. The Company accounts for Concurrent Transactions in accordance with APB No. 29 "Accounting for Nonmonetary Transactions" and EITF No. 01-02 "Interpretations of APB Opinion 29," collectively referred to as "APB 29." Concurrent Transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's length. In addition, the Company receives competitive bids for the goods or services purchased by the Company in connection with Concurrent Transactions and these goods or services were budgeted by the Company in advance of the transaction, where appropriate.

Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that: (i) the transaction meets its standard revenue recognition policies, as discussed above; (ii) the customer meets the Company's standard credit requirements; (iii) the transaction represents the culmination of the earnings process; and (iv) all goods or services purchased by the Company are necessary for its current operations and are expected to be placed into service shortly after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at fair value, as defined by APB 29. The Company determines Fair Value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the Fair Value of the goods or services purchased by the Company, whichever is more readily determinable. During 2000, 2001 and 2002, the Company recognized $11.6 million, $76.4 million and $50.6 million, respectively, of software license revenues from Concurrent Transactions. The Company did not have any Concurrent Transactions during the third and fourth quarters of 2002.

During 2001 and 2002, the Company's customers were impacted by: (i) the overall weakness of the global economy; (ii) continued reductions in corporate capital expenditures; (iii) geopolitical uncertainties; and (iv) operational execution, among many other factors. Accordingly, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. In addition, the length of the purchasing cycle for the Company's software applications has increased slightly as the result of increased competition.

As a result of these factors, both the number of software license revenue transactions and average transaction size were negatively impacted during 2002, with individual transactions generating software license revenues greater than $5 million affected to the greatest extent. Specifically, the average transaction size has decreased in each of the last two years from $466,000 in 2000, to $414,000 in 2001 and $374,000 in 2002. In addition, the number of transactions generating software license revenues greater than $5 million has decreased from 36 transactions in 2000 and 32 transactions in 2001, to 23 transactions in 2002. Consequently, the Company's software license revenues also decreased in 2001 and 2002. The decline in software license revenues as a percentage of total revenues in both 2001 and 2002 was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues.

The Company markets its products through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 40%, 45% and 42% of software license revenues in 2000, 2001 and 2002, respectively. The Company expects international software license revenues will continue to account for a significant portion of its overall software license revenues in the future.

The Company and its management are committed to improving the performance of its sales organization and returning the Company's software license revenues to positive sequential quarterly growth. Although the Company's software license revenues decreased on a year-over-year basis during 2002, the Company was able to take several steps in 2002 that it believes will better position it for future growth. Specifically, the Company reorganized its sales management in the fourth quarter, including the hiring of a new Senior Vice President, Worldwide Sales, in order to improve the sales organization's performance. In addition, the Company continued to increase its customer base with more than 50% of software license revenues coming from new customer projects during 2002. The Company believes that the continued growth of its customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels. Finally, many smaller software providers that compete with the Company fell into financial difficulties during 2002 as a result of the reluctance of customers to procure their software needs from a vendor lacking either a mature solution offering or secure financial outlook. Accordingly, the Company believes that it is well positioned to offer the customers and potential customers of these vendors the software solution they need.

The Company anticipates that its software license revenues will return to positive growth as the overall economic conditions strengthen and, more specifically, the overall demand for information technology increases. While the Company does not expect a significant improvement in information technology spending in the immediate future, the Company expects that the actions taken by management during 2002, along with a stabilizing economy in 2003, may result in a modest increase in software license revenues in 2003. The Company expects the increase in software license revenues, if any, will occur primarily in the second half of 2003. As a percentage of total revenues, the Company expects software license revenues to remain comparable to the levels achieved in 2002.

The Company's future software license revenues and operating performance may be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties, including hostilities involving the United States and Iraq; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; (vii) corporate and consumer confidence in the economy, evidenced, in part, by stock market levels; and (viii) other factors described under "Risk Factors" below.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues are primarily comprised of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Professional services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Accordingly, the Company's professional services revenues depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base.

Professional services, maintenance and other revenues increased by 44% from $705.5 million for the year ended December 31, 2000, to $1,019.0 million for the year ended December 31, 2001, and decreased by 8% from 2001 to $935.0 million for the year ended December 31, 2002. As a percentage of total revenues, professional services, maintenance and other revenues were 39%, 49% and 57% in 2000, 2001 and 2002, respectively.

The increase in the absolute dollar amount of professional services, maintenance and other revenues from 2000 to 2001 was primarily due to growth in the Company's installed base of customers receiving maintenance and the growth of the Company's consulting and training services. The decrease in the absolute dollar amount of these revenues from 2001 to 2002 was primarily due to a decline in demand for the Company's implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance. The year-over-year changes for 2001 and 2002 in both professional services and maintenance are discussed further below.

The Company's maintenance revenues have continued to increase each quarter and on a year-over-year basis in both 2001 and 2002, primarily due to the renewal of customer maintenance agreements and the signing of new maintenance agreements at the time of the software license. However, due primarily to weak economic conditions, the Company's efforts to renew existing customers' maintenance agreements have become progressively more challenging during 2002. While maintenance revenues have continued to increase each year, professional services revenues decreased on a year-over-year basis during 2002 compared to an increase during 2001. Because the Company's professional services revenues lag software license revenues by three to six months, both the increase in 2001 and the decrease in 2002 were largely dependent on the amount of software license revenues in the immediate preceding period. Specifically, the significant growth in software license revenues in the second half of 2000 and the first quarter of 2001 enabled the Company to grow professional services revenues in 2001, despite the onset in early 2001 of deteriorating economic conditions. The deteriorating economic conditions and resulting decline in software license revenues began to negatively impact professional services revenues in the second half of 2001 (i.e., three to six months subsequent to the decline in software license revenues). Accordingly, the Company's professional services revenues began to decline in the second half of 2001 and continued to decrease or remain at decreased levels throughout much of 2002, and therefore declined on a year-over-year basis in 2002. In addition, the Company has seen progressive pricing pressure on its professional services hourly rates as customers continue to focus on reducing costs in difficult economic conditions.

Professional services, maintenance and other revenues increased as a percentage of total revenues during both 2001 and 2002 due primarily to growth in the number of customers receiving maintenance, coupled with a comparatively sharper decrease in the Company's software license revenues. The Company expects that professional services, maintenance and other revenues will return to positive growth soon after the Company's software license revenues return to positive growth. The Company currently anticipates that professional services, maintenance and other revenues will remain comparable to or increase from the levels achieved in 2002. As a percentage of total revenues, the Company expects professional services, maintenance and other revenues to remain comparable to the levels achieved in 2002. The Company expects to continue to manage its professional services organization to ensure that it does not compete with implementation partners.

On January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. Amounts reclassified were not significant for any period presented.

Cost of Revenues and Gross Margin

The Company has reclassified certain prior year amounts to conform to the current year presentation. The following table sets forth the Company's cost of revenues and gross margin, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2000, 2001 and 2002 (in thousands, except percentages):

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  2000                      2001                    2002
                                         ------------------------  ----------------------  ----------------------
Cost of revenues:
  Software.............................. $    18,391       1.0%   $    16,294     0.8%   $    21,612     1.3%
  Professional services,
    maintenance and other...............     462,694      25.4         624,731    30.0         540,194    33.1
                                         ------------  ----------  ------------ ---------  ------------ ---------
      Total cost of revenues............ $   481,085      26.4%   $   641,025    30.8%   $   561,806    34.4%
                                         ============  ==========  ============ =========  ============ =========
Gross margin.....................        $ 1,339,121      73.6%   $ 1,443,571    69.2%   $ 1,073,501    65.6%
                                         ============  ==========  ============ =========  ============ =========

As discussed further above and in Note 7 to the accompanying consolidated financial statements, the Company completed a tender offer for certain of its stock options during the third quarter of 2002. Included in cost of professional services, maintenance and other revenues for the year ended December 31, 2002, is a compensation charge of $14.1 million related to the repurchase of stock options held by the Company's professional services and technical support personnel. The Company views these expenses as significant special charges that make year-over-year comparison of the Company's normal ongoing operating performance difficult. Accordingly, the following table sets forth the cost of revenues and gross margin for the years ended December 31, 2000, 2001 and 2002, expressed both in absolute dollars and as a percentage of total revenues, prior to the cost of the Option Repurchase (in thousands, except percentages):

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  2000                      2001                    2002
                                         ------------------------  ----------------------  ----------------------
Cost of revenues:
  Software.............................. $    18,391       1.0%   $    16,294     0.8%   $    21,612     1.3%
  Professional services,
    maintenance and other...............     462,694      25.4         624,731    30.0         526,075    32.2
                                         ------------  ----------  ------------ ---------  ------------ ---------
      Total cost of revenues............ $   481,085      26.4%   $   641,025    30.8%   $   547,687    33.5%
                                         ============  ==========  ============ =========  ============ =========
Gross margin.....................        $ 1,339,121      73.6%   $ 1,443,571    69.2%   $ 1,087,620    66.5%
                                         ============  ==========  ============ =========  ============ =========

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" below for description of the Company's accounting policies and use of estimates related to expenses included in cost of revenues.

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $18.4 million, $16.3 million and $21.6 million in 2000, 2001 and 2002, respectively. As a percentage of software license revenues, cost of software license revenues was 2% for the years ended December 31, 2000 and 2001, as compared to 3% for the year ended December 31, 2002. Cost of software license revenues decreased in absolute dollars from 2000 to 2001 primarily due to the decrease in software license revenues and a decrease in third-party royalties. Cost of software license revenues increased in absolute dollars and as a percentage of software license revenue from 2001 to 2002 primarily due to: (i) an increase in amortization expense associated with the acquired technology obtained in the acquisition of nQuire Software, Inc., as discussed in Note 13 to the accompanying consolidated financial statements; and (ii) a shift to products with higher third-party royalties from products with either no royalty obligation or lower royalty rates. These costs as a percentage of software license revenues are expected to remain comparable to the percentage incurred during 2002.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues was $462.7 million, $624.7 million and $540.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. As discussed above, the Company completed a tender offer for certain of its options during the third quarter of 2002. Included in cost of professional services, maintenance and other revenues for the year ended December 31, 2002, is a compensation charge of $14.1 million related to the repurchase of stock options held by the Company's professional service and technical support personnel. Excluding this compensation charge, cost of professional services, maintenance and other revenues was $462.7 million, $624.7 million and $526.1 million for the years ended December 31, 2000, 2001 and 2002, respectively, or approximately 66%, 61% and 56% of professional services, maintenance and other revenues, respectively.

Cost of professional services, maintenance and other revenues increased in terms of the absolute dollar amount from 2000 to 2001 primarily due to the increased headcount and associated costs that resulted from the Company's expansion of its Global Services Organization in order to meet the demand for the Company's consulting and training services. The decrease in the absolute dollar amount of these costs from 2001 to 2002 reflects: (i) the reduction of headcount in response to the decrease in demand for the Company's implementation services; (ii) partial realization of the cost savings from the Restructuring, including savings from the reduction of approximately 250 personnel; (iii) a reduction in the use of third-party contractors; and (iv) an acceleration of the Company's cost control initiatives, including reductions of discretionary expenditures such as travel and entertainment and incentive and other variable compensation. The decrease as a percentage of professional services, maintenance and other revenues for each of the periods reflects: (i) the continued growth of the Company's higher-margin maintenance revenues; (ii) a higher utilization of the Company's global services personnel; (iii) a reduction in the use of third-party contractors; (iv) an acceleration of the Company's cost control initiatives discussed above; and (v) partial realization in 2002 of the cost savings from the Restructuring.

The Company expects to realize the full benefit of the Restructuring in its professional services and technical support organizations beginning in the second quarter of 2003. In addition, the Company expects to continue to reduce the cost of professional services, maintenance and other revenues through continuing its cost controls, further aligning its incentive compensation plans with gross margin attainment, and monitoring headcount within its professional services organization. The Company expects that the cost savings from these initiatives will be partially offset by an increase in compensation expense associated with: (i) additional personnel needed to meet the anticipated increase in demand for the Company's professional services and maintenance services (primarily in the second half of 2003); and (ii) the renewal of merit increases and incentive compensation payments. The Company expects that professional services, maintenance and other costs in terms of absolute dollars will remain comparable to the levels incurred during 2002 and that these costs will decrease as a percentage of professional services, maintenance and other revenues from the percentage in 2002.

As discussed above, prior to adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation.

Operating Expenses

The Company has reclassified certain prior year amounts to conform to the current year presentation. The following table sets forth the Company's operating expenses, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2000, 2001 and 2002 (in thousands, except percentages):

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  2000                      2001                    2002
                                         ------------------------  ----------------------  ----------------------
Operating expenses:
  Product development................... $   238,020      13.1%   $   333,661    16.0%   $   366,230    22.4%
  Sales and marketing...................     609,898      33.5         615,675    29.5         476,975    29.2
  General and administrative............     132,164       7.3         136,353     6.5         119,253     7.3
  Restructuring-related expenses........          --        --              --      --         205,305    12.5
  Merger-related expenses...............      36,504       2.0              --      --             --       --
                                         ------------  ----------  ------------ ---------  ------------ ---------
      Total operating expenses.......... $ 1,016,586      55.9%   $ 1,085,689    52.0%   $ 1,167,763    71.4%
                                         ============  ==========  ============ =========  ============ =========

As further described below and in Note 12 to the accompanying consolidated financial statements, the Company incurred $36.5 million of merger-related expenses in connection with its acquisitions during 2000. In addition, the Company completed the Restructuring and Option Repurchase during 2002, which are discussed further above and in Notes 2 and 7 to the accompanying consolidated financial statements, respectively. Included in operating expenses for 2002 is a charge of $205.3 million related to the Restructuring and a compensation charge of $40.8 million related to the repurchase of stock options held by the Company's product development, sales and marketing and general and administrative personnel. The Company views these expenses as significant special charges that make year-over-year comparison of the Company's normal ongoing operating performance difficult.

The following table sets forth the Company's operating expenses for the years ended December 31, 2000, 2001 and 2002, expressed both in absolute dollars and as a percentage of total revenues, prior to the impact of the merger-related costs, the Restructuring expenses and the Option Repurchase expenses (in thousands, except percentages):

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  2000                      2001                    2002
                                         ------------------------  ----------------------  ----------------------
Operating expenses:
  Product development................... $   238,020      13.1%   $   333,661    16.0%   $   347,497    21.2%
  Sales and marketing...................     609,898      33.5         615,675    29.5         464,743    28.5
  General and administrative............     132,164       7.3         136,353     6.5         109,458     6.7
                                         ------------  ----------  ------------ ---------  ------------ ---------
      Total operating expenses.......... $   980,082      53.9%   $ 1,085,689    52.0%   $   921,698    56.4%
                                         ============  ==========  ============ =========  ============ =========

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" below for description of the Company's accounting policies and use of estimates related to expenses included in operating expenses.

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expenses increased from $238.0 million and $333.7 million for the years ended December 31, 2000 and 2001, respectively, to $366.2 million for the year ended December 31, 2002. As a percentage of total revenues, product development expense was 13%, 16% and 22% in 2000, 2001 and 2002, respectively.

Included in product development expense for 2002 is a compensation charge of $18.7 million related to the repurchase of stock options held by the Company's product development personnel. Excluding this compensation charge, product development expense was $238.0 million and $333.7 million for the years ended December 31, 2000 and 2001, respectively, as compared to $347.5 million for the year ended December 31, 2002. As a percentage of total revenues, product development expense, excluding the compensation charge for the repurchase of stock options, was 13%, 16% and 21% in 2000, 2001 and 2002, respectively.

The increase in product development expense from 2000 to 2001 was primarily attributable to costs of additional personnel in the Company's product development operations to support the development and testing of Siebel 7. Excluding the compensation charge from the Option Repurchase, product development expense increased from 2001 to 2002 primarily as the result of: (i) the Company's continued investment in the development of new products, new versions of its existing products and additional modules; and (ii) an increase in depreciation of equipment utilized in the Company's product development operations. Partially offsetting the increase in product development expense during 2002 are: (i) the Company's cost control initiatives described above; and (ii) cost savings from the reduction of approximately 400 product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the Restructuring. Product development expense as a percentage of total revenues increased during each of the periods primarily as a result of the Company's continued investment in the research and development of new products during a period in which the Company's software license revenues decreased.

The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products and additional modules for its products in the future. Accordingly, the Company expects product development expenses, both in terms of absolute dollars and as a percentage of total revenues, to remain comparable to or increase from the levels incurred during 2002. The Company expects that the anticipated increases in product development expenditures during 2003 will be partially offset by the full realization of the benefits of the Restructuring in its product development organization beginning in the second quarter of 2003.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Sales and marketing expense is composed primarily of costs associated with the Company's sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. Sales and marketing expenses were $609.9 million, $615.7 million and $477.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. As a percentage of total revenues, sales and marketing expenses were 34%, 30% and 29% in 2000, 2001 and 2002, respectively.

Included in sales and marketing expense for the year ended December 31, 2002, is a compensation charge of $12.2 million related to the repurchase of stock options held by the Company's sales and marketing personnel. Excluding this compensation charge, sales and marketing expenses were $609.9 million, $615.7 million and $464.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. As a percentage of total revenues, sales and marketing expenses, excluding the compensation charge for the repurchase of stock options, were 34%, 30% and 28% in 2000, 2001 and 2002, respectively.

In response to the weakening global economy, the Company began reducing discretionary expenditures in the second half of 2001 and implementing several cost control initiatives, which are described further above. In addition, the Company reduced its sales and marketing personnel beginning in the third quarter of 2001. As a result of these cost controls, sales and marketing expense decreased as a percentage of total revenues in 2001 compared to 2000 and remained comparable in terms of absolute dollars. Excluding the cost of the Option Repurchase, sales and marketing expense decreased in terms of absolute dollars from 2001 to 2002 due to: (i) the continued close monitoring of the Company's expenses and further implementation of the above cost control initiatives; (ii) the decrease in sales commissions and other incentive compensation that resulted from a decrease in the Company's software license revenues; (iii) the further reduction of expenses in the second half of 2002 as a result of the Restructuring, including the reduction of approximately 420 sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities; and (iv) reduced advertising.

The Company expects to continue to closely monitor sales and marketing expenses in 2003 and to achieve additional cost savings from: (i) the continued close monitoring of discretionary expenditures; (ii) the continuation of many of the cost control initiatives discussed above; and (iii) the realization of the full benefit of the Company's Restructuring efforts beginning in the second quarter of 2003. The anticipated reduction in sales and marketing expense will be offset by: (i) a modest increase in compensation expense associated with the renewal of merit compensation increases and incentive compensation plans; and (ii) an increase in advertising expenditures. Accordingly, the Company currently expects sales and marketing expense, both in terms of the absolute dollar amount and as a percentage of total revenues, to remain comparable to the levels incurred during 2002.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $132.2 million and $136.4 million for the years ended December 31, 2000 and 2001, respectively, to $119.3 million for the year ended December 31, 2002. As a percentage of total revenues, general and administrative expenses were 7% for each of the years ended December 31, 2000, 2001 and 2002.

Included in general and administrative expense for the year ended December 31, 2002, is a compensation charge of $9.8 million related to the repurchase of stock options held by the Company's general and administrative personnel. Excluding this compensation charge, general and administrative expense was $132.2 million, $136.4 million and $109.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. As a percentage of total revenues, general and administrative expenses, excluding the compensation charge for the repurchase of stock options, were 7% for each of the years ended December 31, 2000, 2001 and 2002.

General and administrative expenses increased from 2000 to 2001 primarily due to increased staffing and associated expenses necessary to manage and support the increased size of the Company's operations, partially offset by management's cost control initiatives and reductions in the provision for doubtful accounts. Excluding the impact of the Option Repurchase, general and administrative expenses decreased from 2001 to 2002 primarily due to: (i) management's cost control initiatives described above; (ii) a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels; (iii) the further reduction of expenses in the second half of 2002 as a result of the Restructuring, including the reduction of approximately 80 general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities; and (iv) the elimination of the requirement to amortize goodwill in 2002 as a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Partially offsetting the decrease in general administrative expenses in 2002 were increases in rent and depreciation expense.

The Company expects general and administrative expenses to continue to decrease in 2003 primarily due to: (i) the continued close monitoring of discretionary expenditures; (ii) the continuation of many of the cost control initiatives discussed above; and (iii) the realization of the full benefit of the Company's Restructuring efforts beginning in the second quarter of 2003. The anticipated reduction in general and administrative expense will be partially offset by an increase in compensation expense associated with the renewal of merit compensation increases and anticipated bonuses. Accordingly, the Company anticipates general and administrative expense, both in terms of the absolute dollar amount and as a percentage of total revenues, will decrease from the levels incurred during 2002.

Restructuring-Related Expenses. In July 2002, the Company announced a planned Restructuring of its operations and associated workforce reduction intended to strengthen the Company's competitive position and future operating performance. The Restructuring was planned to take place in the third and fourth quarters of 2002. The Company recognized a total charge related to this Restructuring of $205.3 million, of which $109.4 million was recognized in the third quarter of 2002 and $95.9 million was recognized in the fourth quarter of 2002. Total remaining cash outlays under the Restructuring that was recognized in 2002 are expected to be $154.5 million, of which $42.7 million is expected to be in 2003.

The Restructuring charge is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The following table summarizes the Company's Restructuring-related expenses incurred during 2002 and the related liabilities as of December 31, 2002 (in thousands):

                                                    Employee    Facility-     Asset
                                                  Termination    Related   Abandonment
                                                     Costs        Costs       Costs       Total
                                                  -----------  ----------- ------------ ----------
Restructuring-related expenses.................... $  23,649   $  155,701  $  25,955    $ 205,305
Cash payments in 2002.............................   (19,714)      (5,088)        --      (24,802)
Non-cash charges..................................        --           --    (25,955)     (25,955)
                                                  -----------  ----------- ------------ ----------
   Restructuring obligations, December 31, 2002... $   3,935   $  150,613  $      --      154,548
                                                  ===========  =========== ==========
   Less: Restructuring obligations, short-term....                                         42,703
                                                                                        ----------
   Restructuring obligations, long-term...........                                      $ 111,845
                                                                                        ==========

The costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through March 2022 or over a shorter period as the Company may negotiate with its lessors. Please refer to Note 5 to the accompanying consolidated financial statements for a summary of future lease commitments related to facilities that are part of the Restructuring. The remaining costs associated with the reduction of the Company's workforce will be paid during early 2003. The Restructuring charge and related cash outlay are based on management's current estimates, which may change if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

Merger-Related Expenses. The Company did not incur any significant merger-related costs during 2001 or 2002. During 2000, the Company expensed an aggregate of $36.5 million of direct merger-related expenses, of which $10.0 million related to OpenSite Technologies, Inc.; $9.0 million related to OnLink Technologies, Inc.; and $17.5 million related to Janna Systems Inc. These costs primarily consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2002, the Company had settled substantially all of these expenses.

Operating Income (Loss) and Operating Margin

Operating income was $322.5 million and $357.9 million for the years ended December 31, 2000 and 2001, respectively, as compared to an operating loss of $94.3 million for the year ended December 31, 2002. Operating margin was 18% and 17% in 2000 and 2001, respectively, as compared to a negative operating margin of 6% in 2002. The Company incurred negative operating income and margins during the year ended December 31, 2002, primarily as the result of the Restructuring and Option Repurchase. In addition, the Company's operating income and operating margin was negatively impacted during the year ended December 31, 2000, by merger-related expenses associated with the acquisitions of OpenSite, OnLink and Janna.

Excluding the impact of the expenses associated with the acquisitions, Restructuring and Option Repurchase, operating income was $359.0 million, $357.9 million and $165.9 million for the years ended December 31, 2000, 2001 and 2002, respectively, and operating margin was 20%, 17% and 10%, respectively. Operating margins, excluding these expenses, decreased in 2001 primarily due to: (i) the increase as a percentage of total revenues of professional services, maintenance and other revenues, which are at lower margins than software license revenues; and (ii) the increase in the Company's investment in product development to support the release of Siebel 7. Management's cost control initiatives partially offset these factors that contributed to the decline in operating margin in 2001.

Excluding the impact of the Restructuring and Option Repurchase, the Company's operating income and operating margin decreased in 2002 due primarily to: (i) the year-over-year decrease in total revenues; (ii) the comparatively sharper decrease in software license revenues, which are at higher margins than professional services, maintenance and other revenues; and (iii) the increase in facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses. The decline in operating income and operating margins was partially offset by: (i) management's cost control initiatives; (ii) the partial realization of the benefits of the Restructuring; and (iii) the elimination of the requirement to amortize goodwill, which totaled $14.7 million and $20.0 million during the years ended December 31, 2000 and 2001, respectively. Please refer to Notes 1 and 13 to the accompanying consolidated financial statements for further discussions regarding the elimination of the requirement to amortize goodwill.

As a result of the Company's Restructuring efforts and the continued cost control efforts, the Company anticipates that its cost structure will be better aligned with its anticipated future revenue levels. While the Company does not expect a significant improvement in information technology spending in the immediate future, the Company expects that the actions taken by management during 2002, along with a stabilizing economy in 2003, may result in a modest increase in total revenues in 2003. The Company expects the increase in total revenues, if any, will occur primarily in the second half of 2003. As a result of the better alignment of the Company's cost structure with anticipated revenue levels, coupled with the anticipated modest increase in revenues, the Company currently expects operating margins to increase in 2003 from the levels achieved in 2002.

Other Income, Net

For 2000, 2001 and 2002, other income, net was comprised of the following (in thousands):

                                                               December 31,
                                                   ---------------------------------
                                                      2000        2001       2002
                                                   ---------- ----------- ----------

Interest income................................... $  56,766  $   67,332  $  58,348
Interest expense..................................   (17,909)    (18,326)   (20,016)
Losses from equity method investee (Sales.com)....    (7,481)         --         --
Charitable contributions..........................   (30,705)     (1,404)        --
Net gains on marketable investments...............    60,901       3,399     12,420
Write-down of cost-method investments.............        --      (3,073)    (9,990)
Other, net........................................       303      (1,726)    (2,287)
                                                   ---------- ----------- ----------
                                                   $  61,875  $   46,202  $  38,475
                                                   ========== =========== ==========

Interest income represents earnings on the Company's cash and short-term investments. Interest income increased from 2000 to 2001 due to increased balances of cash, cash equivalents and short-term investments, partially offset by a decline in interest rates. Interest income decreased from 2001 to 2002 primarily due to a decline in interest rates, partially offset by the Company's increased balances of cash and short-term investments. Interest expense primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 4 to the accompanying consolidated financial statements). Interest expense has increased in 2002 from the levels in 2000 and 2001, primarily as the result of interest expense associated with the increase in capital lease obligations. In December 1999, the Company sold a controlling interest in Sales.com and therefore accounted for this investment under the equity method during 2000. In January 2001, the Company reacquired the outstanding interest in Sales.com and, accordingly, the Company consolidated the activities of Sales.com subsequent to its acquisition

Net gains on marketable investments in 2000 were primarily the result of gains from sales of marketable equity securities. During both 2001 and 2002, net gains on marketable investments resulted primarily from sales of certain short-term investments, partially offset by net write-downs of $2.4 million and $2.0 million, respectively, to the Company's marketable equity securities, as the decline was determined to be other-than-temporary. The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During 2001 and 2002, the write-down of cost-method investments represents adjustments to certain of these investments to estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Income Taxes and Income Tax Benefit

Income taxes totaled $162.5 million and $149.5 million for the years ended December 31, 2000 and 2001, respectively, as compared to an income tax benefit of $20.1 million for the year ended December 31, 2002. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 42% and 37% in 2000 and 2001, respectively, as compared to an income tax benefit of 36% in 2002. The Company's Effective Rate for 2000 was higher than the rates in 2001 and 2002 primarily due to non-deductible items related to acquisitions. The Company anticipates the Effective Rate to be approximately 36% in 2003.

Net Income (Loss) and Net Income (Loss) Available to Common Stockholders

The Company had net income of $221.9 million and $254.6 million in 2000 and 2001, respectively, as compared to a net loss of $35.7 million in 2002. Net income available to common stockholders was $123.1 and $254.6 million in 2000 and 2001, respectively, as compared to a net loss of $35.7 million in 2002. Diluted net income per common share was $0.24 and $0.49 in 2000 and 2001, respectively, compared to a net loss per common share of $0.08 in 2002.

The Company incurred a net loss during 2002 primarily as the result of expenses associated with the Restructuring and Option Repurchase. These expenses, net of the tax benefit of $93.7 million, reduced net income during 2002 by $166.5 million, or $0.33 per share.

For the year ended December 31, 2000, net income has been reduced by accretion on OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. In connection with the Company's acquisition of OpenSite, the mandatorily redeemable convertible preferred stock was converted into shares of OpenSite's common stock, pursuant to its existing terms, on a one-for-one basis. Accordingly, the Company ceased recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000, the date of acquisition. Please refer to Note 6 to the accompanying consolidated financial statements for further discussion of the mandatorily redeemable convertible preferred stock.

Liquidity and Capital Resources

Overview

The Company derives its liquidity and capital resources primarily from the Company's cash flows from operations and from working capital. The Company's working capital increased by 22%, from $1,584.4 million as of December 31, 2001, to $1,940.3 million as of December 31, 2002. The significant components of the Company's working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. The Company continues to operate a cash-positive business and, accordingly, the Company has continued to increase its cash and short-term investment balances. Specifically, the Company's cash, cash equivalents and short-term investments increased from $1,656.7 million as of December 31, 2001, to $2,161.6 million as of December 31, 2002, representing approximately 60% and 71% of total assets, respectively. In addition, the Company improved the days sales outstanding in accounts receivable, which decreased from 73 days as of December 31, 2001, to 63 days as of December 31, 2002. In addition, the Company has improved the average payment terms on license revenue transactions from 39 days as of December 31, 2001, to 28 days as of December 31, 2002.

The Company does not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, the Company's liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. The Company's liquidity could be negatively impacted by a decrease in demand for the Company's products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company's customers as a result of a downturn in the global economy, among other factors.

While the Company believes that its current working capital and its anticipated cash flows from operations will be adequate to meet its cash needs for daily operations and capital expenditures for at least the next 12 months, the Company may elect to raise additional capital through a public offering of securities or other means in the future, depending upon market conditions.

Commitments

As of December 31, 2002, the Company's future fixed commitments are as follows (in thousands):

                                                                 Commitment Year
                                                      ----------------------------------------
                                                                 2004 to    2006 to   2008 and
Contractual Obligations                                  2003      2005      2007      Beyond     Total
----------------------------------------------------- --------- --------- ---------- --------- -----------
Operating lease obligations not in Restructuring..... $ 88,389  $168,389  $ 165,132  $524,692  $  946,602
Operating lease obligations in Restructuring.........   37,789    73,059     47,192   130,445     288,485
Capital lease obligations............................   11,486    16,492         --        --      27,978
Convertible subordinated debentures..................       --        --    300,000        --     300,000
                                                      --------- ---------  --------- --------- -----------
      Total fixed commitments........................ $137,664  $257,940  $ 512,324  $655,137  $1,563,065
                                                      ========= ========= ========== ========= ===========

The lease commitments in the above table designated as "Lease obligations in Restructuring" only include the non-cancelable portion of lease commitments included in the Restructuring and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"), the Company has reduced these lease commitments by estimated sublease income of $159.1 million in determining the total Restructuring obligations of $154.5 million recorded in the accompanying balance sheet as of December 31, 2002. Please refer to Notes 2 and 5 for a further discussion of the Restructuring and the Company's lease commitments and other contingencies, respectively.

Cash Flows

Cash provided by operating activities was $438.6 million, $588.2 million and $433.2 million for 2000, 2001 and 2002, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from operations. Cash provided by operating activities decreased in 2002 from 2001 primarily as the result of the decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions. During 2000, 2001 and 2002, the Company's cash flows from operations were primarily derived from: (i) the Company's earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, and bad debt, less the cash portion of Restructuring-related expenses and Option Repurchase expenses; (ii) the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense; and (iii) changes in the Company's working capital, which is primarily composed of collections of accounts receivable and increases in deferred revenue, partially offset by payments of accounts payable and accrued expenses.

Because the majority of the Restructuring-related expenses will be paid over time or do not involve cash outlays, cash provided by operating activities for the year ended December 31, 2002, was only impacted by the $24.8 million of cash payments made to date on these obligations. As the Company settles its remaining Restructuring obligations ($154.5 million as of December 31, 2002), the Company's future cash flows from operations will be reduced in the period of settlement. The Company currently estimates that it will settle $42.7 million of these obligations in 2003.

Cash used in investing activities was $384.3 million, $694.0 million and $692.4 million for 2000, 2001 and 2002, respectively. During each of these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For 2000, 2001 and 2002, the Company reinvested its cash flows from operations into short-term investments in net amounts of $197.8 million, $445.0 million and $629.3 million, respectively, and had net purchases of property and equipment, including leasehold improvements, of $162.2 million, $245.9 million and $70.8 million, respectively. Other investing activities resulted in net expenditures of $24.3 million and $3.1 million during 2000 and 2001, respectively, as compared to a net increase in cash of $7.7 million during 2002.

Capital expenditures were significantly higher in 2001 compared to both 2000 and 2002, primarily as a result of the following: (i) expansion of the Company's infrastructure during 2001 to support the development and testing of Siebel 7; and (ii) purchases of tenant improvements and furniture and fixtures for newly leased facilities. The Company will continue to closely monitor its capital expenditures and currently expects that capital expenditures will continue to decrease in 2003.

Cash provided by financing activities was $208.9 million, $156.8 million and $109.1 million for 2000, 2001 and 2002, respectively. For 2000, 2001 and 2002, the Company's financing activities consisted primarily of net proceeds of $189.2 million, $156.2 million and $92.5 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During 2000, the Company's financing activities reflect $20.0 million of proceeds from the issuance of preferred stock by OnLink prior to its acquisition by the Company. During 2002, the Company received proceeds of $24.9 million from equipment financing. These cash inflows from financing activities were partially offset during 2000, 2001 and 2002 by the Company's repayment of its capital lease obligations, net of collections by the Company of stockholder notes.

Adoption of Accounting Standards

During 2002, the Company adopted new accounting standards related to the accounting for its business combinations, intangible assets and goodwill, impairment of long-lived assets, discontinued operations, presentation of rebilled out-of-pocket expenses and stock-based compensation. There was not a cumulative transition adjustment upon the adoption of any of these accounting standards, and the adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Please refer to Note 1 to the accompanying consolidated financial statements for further discussion of the accounting standards adopted during 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). The Company is required to adopt SFAS 143 effective January 1, 2003. In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company does not expect the adoption of SFAS 143, SFAS 146 or Interpretation 45 to have a material effect on its consolidated financial position, results of operations or cash flows. Please refer to Note 1 to the accompanying consolidated financial statements for further discussion of these accounting standards.

Seasonality

The Company's first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because the majority of the Company's customers begin a new fiscal year on January 1 and capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. The Company anticipates that this seasonality will continue; however, the seasonality between the fourth quarter and first quarter may be further impacted by changes in the global economy and other factors. Please refer to "Risk Factors-Our quarterly operating results may fluctuate."

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (herein after referred to as "GAAP") and the application of GAAP requires management to make estimates that affect the Company's reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, the Company's future financial statement presentation of its financial condition or results of operations will be affected.

On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, Restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company refers to accounting estimates of this type as "critical accounting estimates," which are discussed further below.

In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's software allows it to monitor potential revenues and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect the Company's business, financial condition or results of operations.

Critical Accounting Policies

In addition to making critical accounting estimates, the Company must ensure that its financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). The Company believes that the following accounting policies are critical to understanding the Company's historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates: revenue recognition, Restructuring-related expenses, stock-based compensation, Option Repurchase, the provision for doubtful accounts, acquired intangible assets, impairment of long-lived assets, other-than-temporary declines in the market value of investments, and income taxes.

The Company's management has reviewed its critical accounting policies, its critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies, and the Company's procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to the accompanying consolidated financial statements for a further description of the Company's accounting policies.

Revenue Recognition

The Company generates its revenues primarily by licensing software, providing software support and maintenance and providing professional services to its customers. The Company's software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer's use of the Company's products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional services arrangement on a time and materials basis.

The Company recognizes software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9 "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.

The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

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

A customer typically prepays maintenance for the first 12 months, and the related revenue is deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of the Company's products and training revenues. The Company's software is ready to use by the customer upon receipt. While many of the Company's customers may choose to tailor the software to fit their specific needs, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to six-month period subsequent to licensing of the Company's software.

Restructuring-Related Expenses

The Company's Restructuring charges are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce in 2002; (ii) lease termination costs and/or costs associated with permanently vacating its facilities ("abandonment"); and (iii) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges." In addition, the Company accounts for the individual components of the Restructuring as discussed further below.

The Company accounts for the costs associated with the reduction of the Company's workforce in accordance with EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

The Company accounts for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

Inherent in the estimation of the costs related to the Company's Restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the Restructuring. In determining the charge related to the Restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company's lease obligations. Specifically, in determining the Restructuring obligations related to facilities as of December 31, 2002, the Company reduced its lease obligations by estimated sublease income of $159.1 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

These estimates, along with other estimates made by management in connection with the Restructuring, may vary significantly depending, in part, on factors that may be beyond the Company's control. Specifically, these estimates will depend on the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected. The Company will review the status of Restructuring activities on a quarterly basis and, if appropriate, record changes to its Restructuring obligations in current operations based on management's most current estimates.

Stock-Based Compensation

The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25") versus the fair value method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. Please refer to the section entitled "Employee Stock Options" for further discussion of the Company's accounting for its stock-based compensation plans.

Option Repurchase

The Company accounted for the Option Repurchase in accordance with APB 25. Specifically, the Company determined that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $1.85 offered by the Company for each Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, the Company used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the stock options, which ranged from approximately seven years to eight years; (ii) a volatility of 45.0% during the expected life; (iii) a risk-free interest rate of 4.0%; and (iv) no dividends. The repurchase amount of $1.85 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

Because substantial consideration was provided in exchange for repurchase of Eligible Options, as described in Issue 39(f) of EITF Issue No. 00-23, the Company concluded that variable accounting would not be required for stock options granted to participants more than six months prior to the date of the offer. Further, variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the offer that were not surrendered for repurchase, because: (i) the shares of common stock offered were fully vested and non-forfeitable; and (ii) the number of common shares to be received by an employee who accepts the offer is based on the number of surrendered stock options multiplied by $1.85, divided by the fair value of the common stock at the date of repurchase. The Company further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 apply to the stock options surrendered for repurchase. Because the Company had granted no stock options to the holders of the Eligible Options in the six months preceding the commencement of the tender offer period, variable accounting is not required for any of the Company's outstanding stock options not subject to the Option Repurchase. The Company does not intend to grant stock options to any participants in the Option Repurchase for at least six months following the conclusion of the tender offer period. If any stock options are granted to participants in the Option Repurchase within the six months following the end of the tender offer period, those stock options will receive variable accounting.

Provision for Doubtful Accounts

The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) the Company's historical provision for doubtful accounts, which has ranged on a quarterly basis between 1.0% and 3.5% of total revenues and on an annual basis between 1.0% and 2.2% of total revenues (generally approximately 1% of total revenues); (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer's industry; and (vii) general economic conditions, among other factors.

Should any of these factors change, the estimates made by management will also change, which could impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required. If the Company had recorded its provision for doubtful accounts based on the historical annual ranges above, the Company's provision for doubtful accounts for 2002 would have ranged between $16.0 million and $36.0 million, compared to the $21.4 million reflected in the accompanying consolidated statement of operations for 2002. The Company recorded the provision for doubtful accounts for 2002 at the lower end of this range (approximately 1.0% of total revenues), based on improvement in the above metrics, including a decrease in days sales outstanding from 73 days as of December 31, 2001, to 63 days as of December 31, 2002. A number of the Company's customers are in the telecommunications industry and, as discussed previously, as part of the Company's evaluation of its provision for doubtful accounts, the Company has considered not only the economic conditions in that industry but also the financial condition of the Company's customers in that industry in determining the provision for doubtful accounts. If conditions continue to deteriorate in that industry, or any other industry, then an additional provision for doubtful accounts may be required.

Acquired Intangible Assets

The Company accounts for its purchases of acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and accounts for the related acquired intangible assets in accordance with SFAS 142. In accordance with SFAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as "acquired technology," are amortized to expense over time, while in-process research and development costs ("IPR&D"), if any, are recorded at the acquisition date.

The majority of entities acquired by the Company do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. The Company's future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company's future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

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

Other-Than-Temporary Declines in the Market Value of Investments

The Company records an investment impairment charge when it determines an investment has experienced a decline in value that is other-than-temporary. To make this determination, the Company reviews the carrying value of its short-term investments and marketable equity securities, along with investments accounted for under the cost method, at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in operations if: (i) the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months; (ii) the issuer has experienced significant financial difficulties; or (iii) the issuer has experienced significant problems in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Income Taxes

As of December 31, 2002, the Company's valuation allowance on its deferred tax assets pertains to certain tax credits and net operating loss carryforwards resulting from the exercise of certain employee stock options. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense.

The Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This involves estimating the Company's current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on the Company's estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. The Company has considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for an additional valuation allowance on its remaining deferred tax assets and has concluded that no additional allowance is currently required. In the event the Company were to determine in the future that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Pre-approval of Non-Audit Services

On October 15, 2002, the Audit Committee of the Board of Directors approved the engagement of KPMG LLP, the Company's independent auditors, to perform certain permitted tax-related and other non-audit services for the Company. However, the Audit Committee resolved that, to the extent the fees for any particular engagement exceed $20,000, each such engagement must be approved in advance in writing by the Audit Committee or its appointed delegate.

Employee Stock Options

Section I. Description of Plans

Since the Company's inception in 1993, the Company's compensation philosophy has been based on its belief in broad employee ownership. Accordingly, the Company's stock option program has been a key component of the Company's compensation packages for its employees and has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. The Company's stock option program consists of two plans: the Siebel Systems, Inc. 1996 Stock Option Plan, which amended and restated the Company's 1994 Stock Option Plan and the 1996 Supplemental Stock Option Plan (collectively, the "1996 Plan"); and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees other than officers and directors are made under the 1998 Plan. The Company's Board of Directors and stockholders have approved the 1996 Plan, and the Company's Board of Directors have approved the 1998 Plan.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of the Company's employees participate in one of the above plans, thereby providing the Company the ability to meet its goal of long-term retention of its employees. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in Item 11 of this Annual Report on Form 10-K for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

Section II. Significant Actions Taken During 2002 Related to Stock Options

Historically, stock options have been an important component of total compensation for the Company's employees. Accordingly, substantially all employees are granted stock options upon employment, including the Company's assumption of outstanding stock options of acquired businesses. In addition, the Company has on occasion rewarded existing employees for high levels of performance with additional grants of stock options. These factors, coupled with significant growth in the Company's employee base, resulted in a significant number of outstanding stock options relative to shares outstanding as of December 31, 2001 (the Company had 247.2 million stock options outstanding as compared to 467.0 common shares outstanding).

The Company recognizes that stock options may dilute existing stockholders and, accordingly, took several steps during 2002 and early 2003 to reduce the number of stock options outstanding by 87.7 million, or 35%, from the levels outstanding as of December 31, 2001. As a result, stock options outstanding relative to shares outstanding decreased from 53% as of December 31, 2001, to 33% as of December 31, 2002 (calculated as if all actions had occurred as of December 31, 2002). These actions, each of which is described further below, included: (i) the Option Repurchase; (ii) the cancellation of 26.0 million of the Company's CEO's stock options in January 2003; and (iii) significantly reduced levels of stock option grants during 2002, coupled with forfeitures of stock options by terminated employees.

The Company believes that these actions will continue to better align the interests of its employees and management with the interests of its stockholders.

Option Repurchase

As discussed previously and in Note 7 to the accompanying consolidated financial statements, the Company completed a tender offer during 2002 to repurchase 28.1 million stock options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. A total of 4.1 million of these shares are subject to a holding period as further described in Note 7 to the accompanying consolidated financial statements. The Company offered to repurchase these stock options primarily through the issuance of shares of its common stock in order to: (i) improve employee morale by eliminating "out-of-the-money" stock options; (ii) reduce the net future dilution to existing stockholders; and (iii) better align employees' interests with those of stockholders. As a result of the Option Repurchase, outstanding stock options decreased by 11% from the levels as of December 31, 2001, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled less 5.5 million shares of common stock issued in exchange for the stock options, divided by the number of shares of common stock outstanding as of December 31, 2001.

CEO Option Cancellation

As described more fully in Note 7 to the accompanying consolidated financial statements, at the request of its CEO, the Company cancelled 26.0 million of the CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to the Company's CEO since October 1998. The Company's CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 10% from the levels as of December 31, 2001, representing net potential dilution to existing stockholders of 6%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2001. The Company has provided no compensation in exchange for the cancellation of the CEO's stock options, nor will it provide any compensation in the future in exchange for such cancellation.

2002 Grants and Forfeitures

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders in 2002, the Company adjusted its compensation structure to significantly reduce the number of stock options issued to new and existing employees. Moreover, the Company limited the number of stock options that it granted to its employee base, such that substantially all 2002 stock option grants related to newly hired employees. Accordingly, the Company's CEO and five most highly compensated executive officers in 2002 (collectively the "Named Executive Officers") did not receive any stock option grants during 2002, other than a grant to an officer hired in the third quarter of 2002. In addition, the number of stock options outstanding decreased during 2002 as a result of forfeitures by employees upon termination, the majority of which resulted from the Company's workforce reduction described above under the heading "Restructuring."

As a result of the forfeitures by employees upon termination and the Company's limitation of stock option grants, the Company's outstanding stock options decreased by 9% from the levels as of December 31, 2001, representing a decrease in net potential dilution to existing stockholders of 5%. This percentage decrease compared to an increase in incremental net potential dilution to stockholders of 8% and 21% during the years ended December 31, 2000 and 2001, respectively. The potential dilution to stockholders from stock options (otherwise known as the "Dilution Percentage") is calculated as the stock options forfeited by employees leaving the Company, net of new stock options granted during the year, divided by the total outstanding shares of common stock at the beginning of the year. Please refer to Note 7 to the accompanying consolidated financial statements for a rollforward of stock option activity, including stock options granted and forfeited, for each of the years ended December 31, 2000, 2001 and 2002.

2003 Anticipated Stock Option Grants

The Company intends to continue to manage the number of stock options granted in the future, while still providing competitive compensation packages to its employees. The Company currently expects that the incremental Dilution Percentage resulting from new stock option grants for 2003 will be less than the Dilution Percentage for 2000 and 2001, but will be higher than the percentage for 2002. This estimate could differ from the actual percentage for 2003, depending on various factors, including changes in estimated stock option grants for planned hiring, acquisition, merit and retention-based programs.

Section III. General Option Information

Combined plan activity for the year ended December 31, 2002, along with the impact on options outstanding as a result of the cancellation of the Company's CEO's stock options, is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant      Shares    Price per Share
                                                              ------------ ------------ ---------------
   Balances, December 31, 2001............................... 117,178,547  247,203,762   $       23.81
     Issuance of restricted stock............................    (200,000)          --
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options forfeited/canceled upon termination.............  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002............................... 161,307,093  185,472,781   $       17.42
     Options cancelled by the Company's CEO in January 2003..  25,950,000  (25,950,000)  $       34.63
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002, giving effect to
      the CEO's option cancellation.......................... 187,257,093  159,522,781   $       14.62
                                                              ============ ============   =============

The Company continues to believe in broad-based employee stock ownership. As the table below indicates, the Company has continued to allocate the vast majority of its stock options to its employees who are not officers and directors. Summarized below is the distribution of the Company's stock options for 2000, 2001 and 2002:

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                     2000        2001        2002
                                                                  ---------- ----------- -------------
Grants during the period as a percentage of total options granted:
  Named Executive Officers.......................................      22.9%      12.4%        3.4%
  All other officers and directors as a group....................       1.3         2.4          0.3
                                                                   ---------- ----------- ------------
    Total for all officers and directors.........................      24.2        14.8          3.7
  All other employees as a group.................................      75.8        85.2         96.3
                                                                   ---------- ----------- ------------
    Total all grants.............................................     100.0%     100.0%      100.0%
                                                                   ========== =========== ============

The above table does not reflect the cancellation of stock options granted to the Company's CEO in 2000 and 2001. After considering the cancellation of these stock options, during the past three years more than 90% of the Company's stock options were distributed to employees who were not officers or directors.

The following table details the "in-the-money" and "out-of-the-money" status of the Company's stock options outstanding as of December 31, 2002:

                              Options Outstanding                 Options Exercisable
                   ------------------------------------------- --------------------------
                                     Wtd. Avg.      Wtd. Avg.                  Wtd. Avg.
                      Number         Remaining       Exercise     Number       Exercise
Options              of Shares     Life (Years)       Price     of Shares        Price
------------------ -------------   -------------  ------------ ------------ -------------
In-the-Money         63,968,804             4.6    $     3.58   52,374,819   $      3.45
Out-of-the-Money    121,503,977             7.9    $    24.71   47,743,441   $     25.01
------------------ -------------   -------------  ------------ ------------ -------------
                    185,472,781             6.8    $    17.42  100,118,260   $     13.73
                   =============                               ============

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of December 31, 2002, of $7.40 and out-of-the money stock options have exercise prices equal to or greater than $7.40.

For additional information regarding the Company's employee stock option plans, please refer to Notes 1 and 7 to the accompanying consolidated financial statements.

Section IV. Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB 25. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. There were no grants of stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during 2000, 2001 and 2002. The Company did, however, grant 100,000 shares of restricted common stock to its Senior Vice President, Worldwide Sales in connection with his commencement of employment in September 2002 for cash consideration of $100. The shares of restricted stock had a fair value at the date of grant of $647,000, which was recorded as deferred compensation and will be amortized to compensation expense over the five-year vesting period.

An alternative to the intrinsic value method of accounting for stock options is the fair value approach allowed by SFAS 123. The Company has continued to follow the intrinsic value method of APB 25, as the Company believes the accounting for stock options under SFAS 123 is highly subjective and does not necessarily reflect the economic substance of an employee stock option. Specifically, the compensation cost under SFAS 123 is recognized ratably over the vesting period, regardless of whether the stock options' exercise prices are below the fair value of the Company's common stock. In addition, compensation expense related to vested stock options that are subsequently forfeited or canceled is reflected in operations, despite the fact that the stock options did not provide an equivalent monetary value in compensation to the employee or dilute existing stockholders. Subsequent to cancellation of a stock option, no additional compensation expense for that cancelled stock option is reported in the pro forma disclosure of stock-based compensation.

Further, under the fair value approach, employee stock options are required to be valued at grant date using an option valuation model, such as Black-Scholes. The Company believes there are limitations to the appropriateness of the Black-Scholes option valuation model, including the fact that the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, the Black-Scholes option valuation model requires the use of subjective assumptions including expected stock price volatility and the expected remaining life. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models that are available to value stock options do not provide an appropriate measure of the fair value of stock-based awards to its employees.

As required by SFAS 123, the Company discloses the pro forma effect on its earnings and earnings per share data, as if the Company had adopted SFAS 123, in the notes to the accompanying consolidated financial statements. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on the Company's net income (loss), if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands):

                                                                                        Year Ended December 31,
                                                                                   -----------------------------------
                                                                                      2000        2001        2002
                                                                                   ---------- ----------- ------------
 Net income (loss) available to common stockholders:
   As reported.................................................................... $ 123,144  $  254,575  $   (35,704)
                                                                                   ---------- ----------- ------------
   Less compensation expense under SFAS 123 related to:
     In-the-money stock options...................................................    29,227      28,366       23,114
     Stock purchase rights under the Purchase Plan................................    16,515      21,634       23,087
                                                                                   ---------- ----------- ------------
        Total pro forma expense, in the money stock options and Purchase Plan.....    45,742      50,000       46,201
     Out-of-the-money stock options...............................................    83,853     232,294      261,160
     Stock options granted to the Company's CEO (cancelled in January 2003).......    40,087     132,181      110,553
     Stock options forfeited/cancelled in connection with terminations............    30,858     108,423       32,959
     Stock options repurchased on September 30, 2002..............................    85,720     284,836      595,297
                                                                                   ---------- ----------- ------------
        Total pro forma expense giving effect to SFAS 123.........................   286,260     807,734    1,046,170
                                                                                   ---------- ----------- ------------
   Pro forma giving effect to SFAS 123............................................ $(163,116) $ (553,159) $(1,081,874)
                                                                                   ========== =========== ============

As the table above illustrates, $1,000.0 million, or 96%, of the total pro forma expense for stock options during the year ended December 31, 2002, relates to: (i) the CEO's stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $24.71 per share compared to a closing price of $7.40 per share as of December 31, 2002); or (iv) stock options exchanged in the Option Repurchase for consideration substantially less than is reflected in the table above as a pro forma expense (i.e., the Company repurchased all stock options for $54.9 million versus $595.3 million recognized during 2002, as required by SFAS 123). In addition, 84% and 94% of the pro forma expense for stock options for the years ended December 31, 2000 and 2001, respectively, relates to these same option categories.

Please refer to Note 1 to the accompanying consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options granted, and the procedures followed by the Company in determining those assumptions.

Section V. Executive Stock-Based Compensation

As discussed above, the Company limited stock option grants to employees hired in 2002. Accordingly, the only stock options granted to the Named Executive Officers during 2002 related to an officer hired in the third quarter of 2002. Specifically, the Company granted 200,000 stock options and 100,000 shares of restricted common stock to the Company's Senior Vice President, Worldwide Sales in October 2002. Please refer to "Summary Compensation Table" in Item 11(a) of this Annual Report on Form 10-K for more information regarding the terms of this restricted common stock grant.

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2002:

                                                                                 Potential Realizable Value
                        Number of     Percent of                                 at Assumed Annual Rates of
                       Securities    Total Options                              Stock Price Appreciation for
                       Underlying     Granted to     Exercise or                    the Option Term (4)
                         Options       Employees      Base Price   Expiration   -----------------------------
Officer Name           Granted (1)    in 2002 (2)   ($/Share) (3)     Date            5%             10%
--------------------- -------------  -------------  ------------- ------------  --------------  -------------
Thomas M. Siebel               --            -- %    $        --           --    $         --    $        --
Paul Wahl                      --            -- %    $        --           --    $         --    $        --
R. David Schmaier              --            -- %    $        --           --    $         --    $        --
Kenneth A. Goldman             --            -- %    $        --           --    $         --    $        --
Richard P. Chiarello      200,000          3.40%    $      6.20   10/21/2012    $    779,829    $ 1,976,241
William R. McDermott           --            -- %    $        --           --    $         --    $        --

  Options vest at a rate of 5% each quarter after October 21, 2003, and have a term of ten years.

  Based on an aggregate of 5.9 million shares subject to options granted to employees pursuant to the Company's 1996 and 1998 Plans during the year ended December 31, 2002, including grants to the Named Executive Officers.

  Under all stock option plans, the stock option exercise price is equal to the fair market value at the date of grant.

  The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent the Company's prediction of its stock price performance.

The following summarizes the distribution and dilutive impact of the stock options held by the Company's Named Executive Officers as of December 31, 2000, 2001 and 2002:

                                                                                          Year Ended December 31,
                                                                                    -----------------------------------
                                                                                       2000       2001        2002
                                                                                    ---------- ----------- ------------
Stock options held by Named Executive Officers as a percentage of:
  Total options outstanding.......................................................      28.4%      23.8%       29.3%
                                                                                    ========== =========== ============
  Outstanding shares of common stock..............................................      11.3%      12.6%       11.2%
                                                                                    ========== =========== ============

As discussed above, the Company cancelled 26.0 million stock options held by its CEO in January 2003. Accordingly, the stock options held by the Company's Named Executive Officers as a percentage of both outstanding stock options and shares of common stock is expected to decrease in 2003. Specifically, this cancellation would have reduced the stock options held by Named Executive Officers as a percentage of stock options and shares of common stock outstanding to 17.8% and 5.8%, respectively, as of December 31, 2002.

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2002, and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2002:

                                                                 Number of
                                                            Securities Underlying       Value of Unexercised
                                                            Unexercised Options at     In-the-Money Options at
                            Shares                           December 31, 2002 (2)      December 31, 2002 (3)
                          Acquired on       Value         -------------------------- ---------------------------
Officer Name               Exercise      Realized (1)     Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------ ------------- ---------------   ------------  -------------  ------------ -------------
Thomas M. Siebel (4)        1,000,000   $  34,586,250      32,436,142    12,199,992   $91,834,069   $ 8,757,464
Paul Wahl                     500,000   $  13,568,063       1,552,000     2,450,000   $        --   $        --
R. David Schmaier             455,824   $  10,758,740       1,018,576     1,861,427   $ 1,267,256   $ 2,458,956
Kenneth A. Goldman             50,000   $     760,900         840,000     1,780,000   $        --   $        --
Richard P. Chiarello               --   $          --              --       200,000   $        --   $   240,000
William R. McDermott           15,000   $     249,450              --            --   $        --   $        --

  Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of the Company's common stock subject to stock options held by the Named Executive Officers as of December 31, 2002.

  Based on the fair market value of the Company's Common Stock as of December 31, 2002 ($7.40 per share), minus the exercise price, multiplied by the number of shares underlying the options.

  As discussed above, the Company cancelled 26.0 million stock options held by Mr. Siebel in January 2003 and as a result, Mr. Siebel has a total of 18.7 million stock options that remain outstanding. Of the 26.0 million stock options cancelled, 15.1 million were exercisable and 10.9 million were unexercisable. The "in-the-money" value of the stock options cancelled was $14.9 million as of December 31, 2002.

Section VI. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of the Company's plans are summarized as follows:

                                                                    Number of Shares
                                        Number of     Weighted     Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon    Exercise       Issuance Under
                                       Exercise of    Price of     Equity Compensation
                                       Outstanding   Outstanding    Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  ------------- -----------    -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    85,923,893   $   15.61             45,404,042
   Not approved by shareholders (2).    98,102,634   $   19.14            116,831,667
   Acquired companies' plans (3)....     1,446,254   $    8.32                     --
                                      -------------   ---------    -------------------
                                       185,472,781   $   17.42            162,235,709
                                      =============   =========    ===================

  Includes 44,475,426 stock options available for future issuance under the 1996 Plan, which is used for grants to officers and directors. This amount also includes 928,616 shares available under Siebel Systems' Employee Stock Purchase Plan. As described further in Note 7 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled 26.0 million of our CEO's stock options in January 2003. As a result of this cancellation, the number of stock options outstanding under the 1996 Plan decreased by 26.0 million and the number of stock options available for grant increased by like amount.

  Represents shares available under the 1998 Plan, which is used for grants to employees other than officers and directors. Please refer to the summary of the 1998 Plan below for a further description of the 1998 Plan.

  The Company has assumed certain stock options granted to former employees of acquired companies (the "Acquired Options"). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the agreements between the Company and the companies acquired. The Acquired Options generally become exercisable over a four-year period and expire ten years from the date of grant. Additional stock options will not be granted under any of the acquired companies' plans, and these plans have not been approved by the Company's stockholders.

Summary of the 1998 Equity Incentive Plan

The following is a summary of the major provisions of the 1998 Plan:

Shares Reserved for Issuance: The 1998 Plan reserves for issuance up to 240.0 million shares of Company Common Stock pursuant to the exercise of stock options, the receipt of stock bonus awards and the purchase of restricted stock. The number of shares available for future grant and previously granted but unexercised options is subject to adjustment for any future stock dividend, splits, mergers, combinations, or other changes in capitalization as described in the 1998 Plan.

Eligibility: Nonstatutory stock options, stock bonus awards, and rights to acquire restricted stock may be granted to consultants and to employees who are not officers of the Company.

Stock Options: Nonstatutory stock options, which are not intended to satisfy the requirements of Section 422 of the Code, may be granted under the 1998 Plan. The exercise price of a stock option may not be less than eighty-five percent (85%) of the fair market value of the stock underlying the stock option on the date of grant. Payment of the exercise price may be made in cash, by delivery of other Company common stock, by promissory note, or in any other form of legal consideration approved by the Board of Directors. Stock options granted under the 1998 Plan have a maximum term of ten (10) years. A stock option generally is exercisable in installments based on the continuous service of the optionholder. If an optionholder's service to the Company terminates for any reason, the stock option remains exercisable for a period of approximately three (3) months or such longer period as my be determined by the Board of Directors up to the remainder of the stock option term.

Stock Bonus Awards and Rights to Acquire Restricted Stock: Stock bonus awards may be granted in consideration for the past services rendered to the Company by the recipient. The purchase price of a restricted stock award may not be less than eighty-five percent (85%) of the fair market value of the stock on the date of grant. The purchase price may be paid in cash, by deferred payment, or in any other form of legal consideration approved by the Board of Directors. Stock bonus and restricted stock awards may be subject to a vesting schedule based on the continuous service of the recipient or may be fully vested at the time of grant. If the recipient's continuous service with the Company terminates, unvested stock received pursuant to a stock bonus award will be forfeited back to the Company and unvested stock purchased pursuant to a restricted stock award will be repurchased by the Company.

Cancellation and Re-Grant of Stock Options: The 1998 Plan provides that the Board of Directors may, at its discretion, effect, with the consent of the adversely affected optionholder, (i) the reduction of the exercise price of any outstanding stock options under the 1998 Plan to the then fair market value of the underlying stock and/or (ii) the cancellation of any of the outstanding stock options and the grant in substitution therefor a new stock option covering the same or a different number of shares of common stock, a stock bonus, the right to acquire restricted stock, cash and/or other valuable consideration as determined by the Board of Directors. In the event that the Board of Directors elects to cancel a stock option and grant a new stock option to that same optionholder within six months of such cancellation, the Company may incur negative accounting consequences. Accordingly, the Company has no intention at this time to re-price any of its stock options or cancel and re-grant any of its stock options.

Corporation Transactions: In the event of a dissolution, liquidation or sale of substantially all of the assets of the Company, a merger or consolidation in which the Company is not the surviving corporation, or a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then any surviving corporation or an affiliate of such surviving corporation will assume any outstanding stock awards under the 1998 Plan or substitute similar stock awards for such outstanding stock awards or such stock awards will continue in full force and effect. If the surviving corporation and its affiliates refuse to assume, substitute or continue the stock awards, then, with respect to stock awards held by recipients whose continuous service with the Company has not terminated, the time during which such stock awards may be exercised shall be accelerated and the stock awards shall terminate if not exercised prior to such event.

Risk Factors

Set forth below and elsewhere in this annual report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

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

  Corporate and consumer confidence in the economy, evidenced, in part, by stock market levels;

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

The revenue growth and profitability of our business depends on the overall demand for eBusiness applications software and services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the industries listed above has caused a decrease in our software license revenues in both 2001 and 2002. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates.

Hostilities involving the United States and/or Terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a weakening of the global economy. As a result, many of our customers and potential customers have become much more cautious in setting their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. In addition, recent economic data, such as the United States unemployment rate and consumer confidence measures, appear to indicate that the growing threat of hostilities involving the United States and Iraq has further weakened the global economy. The reduction in business and investor confidence is also reflected in the weakening equity markets. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

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

During 2002, we completed a Restructuring of our operations involving, among other things, the reduction of our workforce by approximately 1,150 employees worldwide and the consolidation of excess facilities. As part of this Restructuring, we permanently removed from our operations certain of our leased facilities. The removal of these facilities from our operations will require us to negotiate certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our Restructuring charge in future periods. In addition, our Restructuring program may not achieve all of the benefits we currently anticipate or on the timetable contemplated.

Workforce reductions, including the one we completed in 2002, could result in a lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our Restructuring. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our business may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Throughout 2001 and 2002, our revenues have declined as a result of deterioration in the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the continued deterioration in the information technology industry, management completed a Restructuring of our operations in 2002. This Restructuring has particular risks, many of which are discussed above under "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees." In addition, if we return to growth in the future, that growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business.

Rapid change will require us to manage the size of our employee base, particularly our direct sales force and global support staff.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, IBM Global Services and PricewaterhouseCoopers, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as Hewlett-Packard Compaq, IBM Corporation; Microsoft Corporation; and Sun Microsystems, Inc., among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

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

A majority of our software license revenues in 2002 are attributable to sales of Siebel Sales, Siebel Service, Siebel Call Center, Siebel Analytics, Siebel Interactive Selling, Siebel Employee Relationship Management and related products. In addition, we offer industry-specific versions of these products. We expect that these products and related consulting, maintenance and training services will continue to account for a majority of our future revenues. Our success depends in part on our ability to market and maintain the industry-specific versions of our products. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, financial condition or results of operations.

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

Our software license revenue is dependent on our ability to enter into significant software license transactions with new and existing customers.

Our success depends on gaining new customers and maintaining relationships with our existing customers. In particular, if the number of software license transactions and the average size of these transactions decrease, our software license revenue may be negatively impacted. Both the number of transactions generating software license revenues and the average size of these transactions have declined over the past two years. Specifically, the number of transactions generating software license revenues greater than $5 million has decreased from 36 transactions in 2000 and 32 transactions in 2001, to 23 transactions in 2002. In addition, the average size of these transactions has decreased in each of the last two years from $466,000 in 2000, to $414,000 in 2001 and $374,000 in 2002. Consequently, our software license revenue also decreased in both 2001 and 2002. The failure to enter into significant software license transactions with new and existing customers could have a material adverse effect on our business, financial condition or results of operations. No single customer has accounted for 10% or more of our software license revenues in 2000, 2001 or 2002.

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

During 2001 and 2002, the global economy impacted the competitive dynamics of the eBusiness systems market in which we compete in variety ways. Specifically, our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long term total cost of ownership (which includes the cost of the license and the cost of professional services, such as implementation, training, and technical support). With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success is dependent on our ability to justify both the lowest total cost of ownership and overall return on investment.

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

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or among systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and competitive pressures faced by us may materially and adversely affect our business, financial condition or results of operations.

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

We have in the past and may in the future acquire additional companies. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products acquired from these companies into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and CEO. Our key employees have not entered into employment agreements with us. The loss of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. On September 9, 2002, we announced the appointment of Richard P. Chiarello as our Senior Vice President, Worldwide Sales. Mr. Chiarello replaced Mark Hanson, who managed our worldwide sales activities in an interim capacity and remains with the Company in a senior executive role. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. In addition, we announced in January 2003 that Paul Wahl, our President and Chief Operating Officer, will retire in March 2003. We do not currently intend to replace Mr. Wahl, and as a result, have modified certain of our day-to-day operational matters. Until senior personnel become familiar with our modified operational structure, there may be some disruption to our ongoing operations.

Leverage and debt service obligations may adversely affect our cash flow.

As of December 31, 2002, we have $300.0 million of convertible subordinated notes outstanding, bearing interest at 5.50% and due September 15, 2006 (see Note 4 to the accompanying consolidated financial statements). While our current cash and short-term investments are sufficient to pay our current outstanding indebtedness, we cannot assure you that any future financing arrangements will be available, or if available, on terms acceptable to us. Our current or future leverage could have negative consequences, including:

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

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition or results of operations. In situations where direct sales or purchases are denominated in foreign currency, any fluctuation in the exchange rate may adversely affect our business, financial condition or results of operations. Generally, we manage our foreign currency exchange rate risk by entering into contracts to sell or purchase foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. In certain instances, we have not hedged foreign currency receivables and payables when the forward contracts in the relevant currency were not readily available or were not cost-effective.

Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2002. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc., and 100,000 shares have been designated as Series A2 Junior Participating Preferred Stock, which was authorized in connection with a stockholders' rights plan that we implemented in January 2003. Please refer to Notes 6 and 14 to the accompanying consolidated financial statements for a more detailed description of the Series A1 Preferred Stock and Series A2 Junior Participating Preferred Stock. Additional shares of preferred stock could be authorized or issued with voting, liquidation, dividend and other rights superior to those of the common stock.

The rights of the holders of common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of the Series A2 Junior Participating Preferred Stock or the authorization of additional classes of preferred stock by our Board of Directors in the future, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting common stock. In addition, the following factors could also delay or make more difficult a merger, tender offer or proxy contest: (i) our classified Board of Directors; (ii) certain provisions of our certificate of incorporation; (iii) certain provisions of our bylaws; and (iv) certain provisions of Delaware law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table summarizes as of December 31, 2002, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract Amount   Contract       Fair
                                             (Local Currency)   Amount     Value (US$)
                                             ----------------  ---------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...................      (AUD) 5,158   US$2,800  $        (63)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)......................     (BRL) 15,458   US$4,185  $       (179)

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$)......................  (YEN) 4,211,850  US$34,666  $       (567)

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)...................     (MXN) 19,832   US$1,921  $         17

British pounds ("GBP") (contracts to
  receive GBP/pay EUR)......................     (GBP) 15,333  EUR 23,761 $       (112)

Canadian dollars ("CAD") (contracts
  to receive CAD/pay US$)...................     (CAD) 10,477   US$6,799  $        (87)

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR)...................     (CZK) 50,536  EUR 1,615  $        (10)

Euro ("EUR") (contracts to receive
  EUR/pay US$)..............................    (EUR) 199,193  US$198,461 $      6,570

Korea won ("KRW") (contracts to receive
  KRW/pay US$)..............................    (KRW) 948,880     US$780  $         10

Singapore dollars ("SGD") (contracts
  to receive SGD/pay US$)...................      (SGD) 2,628   US$1,534  $        (21)

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)......................     (SEK) 15,814  EUR 1,736  $        (11)

Swiss franc ("CHF") (contracts to
  receive EUR/pay CHF)......................      (CHF) 6,007  EUR 4,149  $          8

The following table summarizes the Company's short-term investments and the weighted average yields, as of December 31, 2002 (in thousands):

                                                     Expected Maturity Date
                           -----------------------------------------------------------------------------
                             2003       2004       2005       2006       2007    Thereafter     Total
                           ---------  ---------  ---------  ---------  --------  ----------  -----------
US Treasury and Agency
  securities.............. $120,620   $301,861   $219,581    $58,156   $38,905          --     $739,123
Weighted average yield....     1.56%      1.78%      2.10%      1.98%     2.07%

Municipal securities......       --    $11,231     $4,338         --        --          --      $15,569
Weighted average yield....                1.33%      1.62%

Corporate bonds........... $223,373   $119,309   $118,862    $64,018   $51,936          --     $577,498
Weighted average yield....     2.35%      2.46%      2.75%      3.18%     3.35%

Asset-backed securities...  $41,202    $87,518    $33,183         --        --          --     $161,903
Weighted average yield....     2.41%      2.65%      2.56%

As of December 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,494.1 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2002, the fair value of the portfolio would decline by $22.5 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.5 million decrease in the fair value of our marketable equity securities as of December 31, 2002.

The fair value of our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit-worthiness. The fair market value of the convertible subordinated debentures as of December 31, 2002, was $289.4 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Executive Officers

The following sets forth certain information regarding our executive officers as of February 1, 2003, and their ages as of such date:

Name Thomas M. Siebel Patricia A. House Paul Wahl R. David Schmaier Richard P. Chiarello Kenneth A. Goldman Edward Y. Abbo Mark D. Hanson Steven M. Mankoff Karen M. Riley	Age 50 48 50 39 50 53 38 42 40 49

Position
Chairman and Chief Executive Officer
Vice Chairman, Co-Founder and Vice President, Strategic Planning
President and Chief Operating Officer
Executive Vice President
Senior Vice President, Worldwide Sales
Senior Vice President, Finance and Administration and Chief Financial Officer
Senior Vice President, Technology and Chief Technology Officer
Senior Vice President, Corporate Development and Investor Relations
Senior Vice President, Technical Services
Senior Vice President, Global Services

Thomas M. Siebel has served as our Chairman and CEO since its inception in July 1993. From July 1993 until May 1999, Mr. Siebel also served as our President. Mr. Siebel was elected to serve on our Board of Directors through our 2005 Annual Meeting of Stockholders.

Patricia A. House has been with Siebel Systems since its inception in July 1993 and has served as our Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as our Co-Founder and Executive Vice President and from July 1993 to February 1996 as Co-Founder and Senior Vice President, Marketing. Ms. House was elected to serve on our Board of Directors through our 2003 Annual Meeting of Stockholders, at which time, she will be nominated for re-election.

Paul Wahl has served as our President and Chief Operating Officer since April 1999. Mr. Wahl currently plans to retire as of March 31, 2003. From November 1998 to April 1999, he served as Chief Executive Officer and President of TriStrata, an Internet security company. From January 1996 to September 1998, Mr. Wahl served as Chief Executive Officer of SAP America, Inc. and was an Executive Board Member of SAP AG, a software company. From June 1991 to December 1995, Mr. Wahl served as Executive Vice President of SAP AG.

R. David Schmaier has served as our Executive Vice President since January 2001. Mr. Schmaier served as our Senior Vice President, Products from January 1998 to January 2001 and as our Vice President, Product Marketing from October 1995 to January 1998. Mr. Schmaier joined the Company in 1994 as Director, Product Marketing.

Richard P. Chiarello has served as our Senior Vice President, Worldwide Sales since October 2002. From December 1998 to September 2002, Mr. Chiarello served as President of ATL LLC Consulting, a private sales consulting company founded by Mr. Chiarello to serve clients in the information technology industry. Mr. Chiarello also served as President and Chief Operating Officer of AMC Computer Corporation, a hardware and professional services company, from October 2000 to June 2001. From December 1985 to December 1998, Mr. Chiarello held several sales, marketing and executive management positions at Computer Associates International, Inc., the most recent of which was Executive Vice President and General Manager, Worldwide Sales and Channels. Prior to joining Computer Associates International, Inc., Mr. Chiarello served in a variety of sales positions with IBM Corporation from 1977 to 1985. Mr. Chiarello currently serves on the Board of Directors of LiquidGolf.com.

Kenneth A. Goldman has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since August 2000. From July 1996 to July 2000, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Excite@Home, Inc. From 1992 to 1996, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Sybase, Inc. Mr. Goldman is an advisory council member of the Financial Accounting Standards Board and serves on the Board of Directors of Legato Systems, Inc.

Edward Y. Abbo has served as our Senior Vice President, Technology and Chief Technology Officer since April 2002. Mr. Abbo served as our Senior Vice President, Industry Applications from June 2001 to April 2002 and as our Senior Vice President, Industry Solutions from January 2001 to June 2001. From July 1994 to December 2000, Mr. Abbo held a variety of senior engineering positions within Siebel Systems.

Mark D. Hanson has served as our Senior Vice President, Corporate Development and Investor Relations since October 2002 and our Senior Vice President of Corporate Development from January 2001 to October 2002. From December 1998 to January 2001, Mr. Hanson served as our Vice President, Corporate Development. From 1984 to March 1998, Mr. Hanson served in a variety of senior management positions in the high technology industry, including positions at Visigenic Software, Inc.; Sybase, Inc.; Macromedia, Inc.; and Informix Software.

Steven M. Mankoff has served as our Senior Vice President, Technical Services since January 2001 and served as our Vice President, Technical Services from March 1998 to December 2000. From October 1994 to February 1998, Mr. Mankoff held a variety of senior engineering positions within Siebel Systems.

Karen M. Riley has served as our Senior Vice President, Global Services since July 2000 and served as Vice President, Global Services from May 1999 to June 2000. From 1979 to April 1999, Ms. Riley served in a variety of software development, product management and services executive positions at IBM. Ms. Riley's last position at IBM was the General Manager of Global CRM and Business Process Outsourcing.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of our common stock as of December 31, 2002. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

(b) Directors

The following sets forth certain information regarding our Board of Directors as of February 1, 2003, and their ages as of such date:

Name Thomas M. Siebel Patricia A. House Eric E. Schmidt, Ph.D. A. Michael Spence, Ph.D. Charles R. Schwab George T. Shaheen James C. Gaither Marc F. Racicot	Age 50 48 48 59 65 58 65 54	Position Chairman Vice Chairman Director Director Director Director Director Director

Information pertaining Mr. Siebel and Ms. House, both of whom are directors and officers of Siebel Systems, may be found in the section entitled "Executive Officers" above.

Directors Continuing in Office until the 2003 Annual Meeting of Stockholders

Eric E. Schmidt, Ph.D. has served as a Director of Siebel Systems since May 1996. Since July 2001, Dr. Schmidt has been the Chairman and Chief Executive Officer of Google, Inc., a provider of Internet search technology. From April 1997 to July 2001, Dr. Schmidt was the Chairman of the Board of Directors and the Chief Executive Officer of Novell, Inc., a software supplier for large networks. From 1983 to 1997, Dr. Schmidt held various positions at Sun Microsystems, Inc., including Chief Technology Officer; Corporate Executive Officer; President, Sun Technology Enterprises; Vice President, General Systems Group; and Vice President and General Manager, Software Products division. Prior to joining Sun Microsystems, Inc., Dr. Schmidt was a member of the research staff at the Computer Science Lab at Xerox Palo Alto Research Center (PARC). He also held positions at Bell Laboratories and Zilog, Inc. Dr. Schmidt received a B.S. in Electrical Engineering from Princeton University and an M.S. in Electrical Engineering and a Ph.D. in Computer Science from the University of California at Berkeley.

A. Michael Spence, Ph.D. has served as a Director of Siebel Systems since October 1995. Since September 1999, Dr. Spence has served as a Partner of Oak Hill Venture Partners. Dr. Spence served as Professor of Management in the Graduate School of Business at Stanford University until August 2000. From 1990 until August 1999, Dr. Spence served as Phillip H. Knight Professor and Dean of the Graduate School of Business at Stanford University. From 1984 to 1990, Dr. Spence served as Dean of Faculty of Arts and Sciences at Harvard University. Dr. Spence also serves as a director of General Mills, Inc.; Nike, Inc.; Exult Inc.; and Torstar Corporation. Dr. Spence received a B.A. in Philosophy from Princeton University, a B.A. and an M.A. in Mathematics from Oxford University and a Ph.D. in Economics from Harvard University. Dr. Spence is a 2001 recipient of the Nobel Memorial Prize in Economic Sciences.

Directors Continuing in Office until the 2004 Annual Meeting of Stockholders

Charles R. Schwab has served as a Director of Siebel Systems since October 1994. Since November 1997, Mr. Schwab has been the Chairman and Co-Chief Executive Officer of The Charles Schwab Corporation, a brokerage firm that he founded in 1971. Mr. Schwab plans to step down as Co-Chief Executive Officer after The Charles Schwab Corporation's 2003 annual meeting of stockholders. From 1987 until November 1997, Mr. Schwab served as The Charles Schwab Corporation's Chairman and Chief Executive Officer. Mr. Schwab also serves as a director of The Gap, Inc. and is a member of the Board of Trustees of Stanford University. Mr. Schwab received a B.A. in Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.

George T. Shaheen has served as a Director of Siebel Systems since October 1995. From September 1999 until April 2001, Mr. Shaheen served as President, Chief Executive Officer and Chairman of the Board of Directors of Webvan Group, Inc. From 1989 to September 1999, Mr. Shaheen was the Managing Partner and Chief Executive Officer of Andersen Consulting (now Accenture). Mr. Shaheen was a partner of Andersen Consulting from 1977 to September 1999 and held various other positions at Andersen Consulting from 1967 to 1977. Mr. Shaheen currently serves on the Advisory Board of the Marcus & Millichap Company. Mr. Shaheen is a member of the Board of Advisors for the Northwestern University J.L. Kellogg Graduate School of Business. Mr. Shaheen received a B.S. in Marketing and an M.B.A. from Bradley University.

Directors Continuing in Office until the 2005 Annual Meeting of Stockholders

James C. Gaither has served as a Director of Siebel Systems since February 1994. Since July 2000, Mr. Gaither has been a Managing Director of Sutter Hill Ventures. From February 1994 to April 1998, Mr. Gaither served as Secretary of the Company. From 1971 to 2000, Mr. Gaither was a Partner of, and currently is Senior Counsel to, the law firm Cooley Godward LLP. Prior to beginning his law practice with the firm in 1969, he served as law clerk to The Honorable Earl Warren, Chief Justice of the United States; Special Assistant to the Assistant Attorney General in the U.S. Department of Justice; and Staff Assistant to the President of the United States, Lyndon Johnson. Mr. Gaither is a former president of the Board of Trustees at Stanford University and is a former member of the Board of Trustees of the Carnegie Endowment for International Peace and RAND. He is currently a Director at The William and Flora Hewlett Foundation and the Chairman of the Board of The James Irvine Foundation. Mr. Gaither is a director of nVidia Corporation and Levi Strauss & Company. Mr. Gaither received a B.A. in Economics from Princeton University and a J.D. from Stanford University.

Marc F. Racicot has served as a Director of Siebel Systems since April 2001. Since February 2001, Mr. Racicot has been a Partner of the law firm Bracewell & Patterson L.L.P. From 1993 until January 2001, Mr. Racicot served as the Governor of the State of Montana and from 1989 until 1993 he served as its Attorney General. Prior to being elected Attorney General in 1989, Mr. Racicot was an Assistant Attorney General and Special Prosecutor for the State of Montana. Mr. Racicot began his legal career as a prosecutor in the United States Army in West Germany, eventually becoming the Chief Prosecutor for the largest U.S. military jurisdiction in Europe. While serving as an Army JAG Officer, he taught business and criminal law for the University of Maryland. Mr. Racicot serves as the Chairman of the Republican National Committee and is on the Board of Directors for Jobs for America's Graduates and The Corporation for National Service as well as the Board of Visitors for the University of Montana School of Law.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Siebel Systems. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Schwab filed one report covering three transactions late, Messrs. Cleveland and Schwartz each filed one report covering one transaction late, and Mr. Schmaier filed two reports, each covering one transaction, late.

Item 11. Executive Compensation

(a) Compensation of Executive Officers

Summary Compensation Table

The following table provides information for 2000, 2001 and 2002 regarding the compensation awarded or paid to, or earned by, our CEO and each of our four most highly compensated executive officers and a former officer who would have been listed but for the fact that he was no longer an executive officer as of December 31, 2002. We refer to these individuals elsewhere in this Annual Report on Form 10-K as "Named Executive Officers."

                                                                                                                          Long-Term
                                                                                                                      Compensation Awards
                                                                                                                  ------------------------       All
                                                                              Annual Compensation                Restricted     Securities      Other
                                                                  --------------------------------------------   Stock Awards   Underlying     Compen-
    Officer Name                        Position                   Year      Salary     Bonus (1)    Other (2)     ($) (3)      Options (#)   sation (4)
---------------------   ----------------------------------------  ------  -----------  -----------  ----------  -------------   ----------  ------------
Thomas M. Siebel        Chairman and CEO (5)                       2002   $        1   $       --   $      --    $        --           --    $       --
                                                                   2001            1           --          --             --    7,950,000            --
                                                                   2000    1,000,000    1,502,466          --             --    8,000,000            --

Paul Wahl               President and Chief                        2002      600,000           --      53,635             --           --       462,500
                          Operating Officer                        2001      643,750           --          --             --    1,350,000            --
                                                                   2000      500,000    1,500,000          --             --      500,000            --

R. David Schmaier       Executive Vice President                   2002      400,000      500,000          --             --           --            --
                                                                   2001      429,167           --          --             --    1,330,000            --
                                                                   2000      400,000      852,839          --             --      200,000            --

Kenneth A. Goldman      Senior Vice President, Finance             2002      320,000      200,000          --             --           --     2,775,000
                          and Administration and                   2001      343,333           --          --             --    2,170,000            --
                          Chief Financial Officer (6)              2000      147,180      134,641          --             --    2,000,000            --

Richard P. Chiarello    Senior Vice President, Worldwide           2002      161,217      221,259          --        646,900      200,000            --
                           Sales (7)                               2001           --           --          --             --           --            --
                                                                   2000           --           --          --             --           --            --

William R. McDermott    Former Executive Vice President,           2002      355,061       96,006     191,647             --           --            --
                           Worldwide Sales Operations (8)          2001      270,833       99,747          --             --    1,000,000            --
                                                                   2000           --           --          --             --           --            --

  Amounts set forth under "Bonus" for Mr. McDermott for both 2001 and 2002 represent sales commissions earned in accordance with our sales commission plans. Amounts set forth under "Bonus" for Mr. Chiarello for 2002 represent sales commissions earned in accordance with our sales commission plans.

  In accordance with SEC rules, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lower of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the fiscal year. During 2002, amounts set forth under "Other Annual Compensation" for Mr. Wahl relate to life insurance premiums paid by Siebel Systems totaling $45,150 and $8,485 in other perquisites. Amounts for Mr. McDermott relate to $189,646 for reimbursement of relocation expenses and $2,001 in other perquisites.

  In October 2002, we granted 100,000 shares of restricted stock, with a fair value of $647,000 at the date of grant, to Mr. Chiarello for aggregate cash consideration of $100. The restricted stock vests over five years of service with Siebel Systems, with 20% vesting on September 4, 2003, and the remaining shares vesting 5% each quarter of service thereafter. We may repurchase any unvested shares of restricted stock at the time of termination at the lower of (i) the original purchase price of the restricted stock; or (ii) the fair value of our common stock. As of December 31, 2002, the fair value of the restricted stock granted to Mr. Chiarello was $740,000. Although we do not have any intention to pay dividends on our common stock at this time, should we declare any dividends on our common stock, Mr. Chiarello is entitled to such dividends, when and if paid.

  Amounts set forth under "All Other Compensation" represent consideration paid to each Named Executive Officer who tendered stock options under the terms of the Option Repurchase. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" below for a further description of the Option Repurchase.

  As described further in Note 7 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled 26.0 million of our CEO's stock options in January 2003. This cancellation included the options granted to Mr. Siebel in 2000 and 2001 and represented all stock options granted to our CEO since October 1998.

  Mr. Goldman joined Siebel Systems in August 2000.

  Mr. Chiarello joined Siebel Systems in September 2002 at an annual salary of $500,000.

  Mr. McDermott joined Siebel Systems in June 2001 and left in September 2002.

Stock Option Grants in the Year Ended December 31, 2002

We grant stock options to our executive officers and directors under the 1996 Plan. As of December 31, 2002, stock options to purchase a total of 85.9 million shares were outstanding under the 1996 Plan, and stock options to purchase 44.5 million shares remained available for grant under this plan. As described further in Note 7 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled 26.0 million of our CEO's stock options in January 2003. As a result of this cancellation, the number of stock options outstanding under the 1996 Plan decreased by 26.0 million and the number of stock options available for grant increased by like amount. We grant options to our other employees under the 1998 Plan. As of December 31, 2002, options to purchase a total of 98.1 million shares were outstanding under the 1998 Plan, and options to purchase 116.8 million shares remained available for grant under this plan. The information related to the summary of the 1998 Plan is incorporated by reference from the section entitled "Section VI. Equity Compensation Plan Information" in Item 7 of this Annual Report on Form 10-K.

The information related to the stock options granted to our Named Executive Officers during 2002 is incorporated by reference from the section entitled "Section V. Executive Stock-Based Compensation" in Item 7 of this Annual Report on Form 10-K.

Aggregated Stock Option Exercises for the Year Ended December 31, 2002, and Stock Option Values as of December 31, 2002

The information required by this Item is incorporated by reference from the section entitled "Section V. Executive Stock-Based Compensation" in Item 7 of this Annual Report on Form 10-K.

Employment, Severance and Change of Control Agreements

We do not have any employment, severance or change of control agreements with any Named Executive Officer.

(b) Compensation of Directors

Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but are eligible for reimbursement for certain expenses incurred in attending Board and committee meetings. Each non-employee director of the Company may receive discretionary periodic stock option grants under the 1996 Plan for service on the Board of Directors. We do not intend for stock options granted to non- employee directors to qualify as incentive stock options under the Internal Revenue Code. Directors who are also our employees are eligible to receive options under the 1996 Plan and to participate in our Employee Stock Purchase Plan and 401(k) Plan.

During the year ended December 31, 2002, we only granted stock options to one director. Mr. Racicot received a stock option grant for 20,000 shares of common stock at an exercise price of $6.20 per share. The exercise price per share was equal to the fair market value of common stock on the date of grant (based on the closing sales price reported on the Nasdaq Stock Market on the date immediately preceding the date of grant). The shares subject to each grant vest and become exercisable in 20 equal quarterly installments upon the director's completion of each quarter of service on the Board of Directors over the five-year period beginning on the grant date. The term of options granted under the 1996 Plan is six to ten years.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Drs. Eric E. Schmidt and A. Michael Spence. No member of this Committee was at any time during the year ended December 31, 2002, or at any other time an officer or employee of Siebel Systems. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors.

See "Item 13. Certain Relationships and Related Transactions" for a description of transactions between Siebel Systems, members of the Compensation Committee and/or entities affiliated with members of the Compensation Committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Our Board of Directors has delegated to the Compensation Committee of the Board (the "Committee") the power and authority to review, modify and approve the overall compensation strategy and policies for the Company. The Committee is comprised of two non-employee directors: Drs. Eric E. Schmidt and A. Michael Spence. The Committee is responsible for, among other things: (i) reviewing and approving corporate performance goals and objectives relevant to the compensation of the Company's executive officers and other senior management, based upon Siebel Systems' business needs and consistent with the interests of its stockholders; (ii) administering our executive compensation plans, programs and policies; (iii) monitoring corporate performance and its relationship to compensation of executive officers; and (iv) making appropriate recommendations to the Board concerning matters of executive compensation.

Compensation Philosophy

The policies of the Committee with respect to executive officers, including our CEO, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential. To emphasize sustained performance of our executive officers, the Committee has adopted policies to align executive compensation with the creation of stockholder value as measured in the equity markets. These policies are implemented using a mix of the following key elements:

  We pay base salaries that are generally competitive with other leading high technology companies with which we compete for personnel. To ensure that our salaries are sufficient to attract and retain highly qualified executives and other key employees, we regularly compare salaries with those of our competitors and set salary parameters based on this review;

  We pay cash bonuses based on the achievement of specific operating goals and high levels of performance; and

  We provide our executive officers and key employees with equity-based incentives pursuant to our 1996 Equity Incentive Plan, 1998 Equity Incentive Plan and Employee Stock Purchase Plan in order to motivate them to achieve our long-term goals and to align their interests with those of our non-employee stockholders.

In 2002, we retained an independent human resource consulting firm to conduct a global benefits and compensation review. As a result of the findings of this study, at the beginning of 2003, we launched a compensation initiative that we believe will continue to attract top talent. Our base salaries on average are at or above industry averages, and total cash compensation on average is targeted at or above the industry averages. Under restructured discretionary bonus and stock option programs, potential awards will be tied to individual and corporate performance.

In addition, over the past year, we have significantly realigned our business and restructured our equity and other compensation programs to serve the best interests of our stockholders. These actions included:

  In 2002, we adjusted our compensation structure to reduce the guidelines regarding the number of stock options issued to our employees.

  In September 2002, we completed the Option Repurchase, under which approximately 28.1 million shares underlying employee stock options were cancelled in exchange for common stock or cash.

  In January 2003, we cancelled approximately 26.0 million shares subject to stock options held by our Chairman and CEO, Thomas M. Siebel, at his request. These stock options represented all options that had been granted to Mr. Siebel during the past four years, including all options granted to him from October 1998 through October 2001 (the date of his last option grant).

Cash Compensation

Base Salary

The Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other leading high technology companies with which we compete for personnel. Base salary represents the fixed component of the executive compensation program. Our philosophy regarding base salaries is to be at or above the comparable industry median. Base salary levels are established based on an annual review of published executive salary levels at high technology companies with comparable revenues and on the basis of individual performance. The industry group index shown on the Performance Measurement Comparison Graph included in this Annual Report on Form 10-K includes many of the larger software companies included in our compensation survey. Periodic increases in base salary are the result of individual contributions evaluated against established annual and long-term performance objectives and an annual salary survey of high technology companies with comparable revenues.

Cash Bonuses

Cash bonus awards are designed to reward our executives and other senior managers for assisting us in achieving our operational goals through exemplary individual performance. Bonuses, if any, are linked to both the achievement of specified individual and corporate goals as well as a review of personal performance, which is determined at the discretion of the Committee. Due in part to economic conditions, no bonuses were paid to employees (including executive officers) for the first half of 2002.

Target bonus levels for the second half of 2002 were established based in part on the Committee's review of published executive total compensation levels at high technology companies with comparable revenues. Corporate performance goals upon which 2002 target bonus levels were based included: the execution of license agreements with a significant number of new customers; continuation of high customer and employee satisfaction levels; the introduction of additional products and the improvement of our existing products; the restructuring of our operations; and the achievement of quarterly and annual revenue, profitability and other financial goals.

In January 2003, the Committee reviewed Siebel Systems' 2002 corporate performance goals. These goals were comprised of five broad objectives: (i) operate a cash-positive, profitable business; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve our market leadership; (iv) maintain our product leadership in eBusiness applications software, including releasing the latest version of our products and (v) continue to develop solutions for our customers that lower the total cost of integrating software applications.

In reviewing our 2002 performance goals, the Committee noted that our annual results were commendable in light of the adverse global economic conditions that existed in 2002. In particular, the Committee noted that we (i) achieved positive cash flows from operations in 2002 of $433.2 million, (ii) increased our financial position with cash and short-term investments increasing by $504.9 million, (iii) produced earnings prior to the Restructuring and Option Repurchase of $130.8 million, (iv) maintained our customer satisfaction levels, (v) maintained our market share in the majority of product categories in which we operate, and (vi) continued our technology leadership in the customer relationship management market with the release of Siebel 7.5 and UAN in the second half of 2002.

Notwithstanding these positive results, the Committee agreed that reduced executive compensation levels that were initiated by our management as part of our overall program to reduce costs in 2001 should be maintained. These cost control measures included, among other actions discussed in this Annual Report on Form 10-K, the following:

  Our CEO's salary and bonus were maintained at a total of $1 for 2002;

  The salaries of executives with the title of Senior Vice President and above were maintained at levels which had been reduced by 20% in April 2001; and

  Bonuses for our executive management team were not paid for the first half of 2002.

Equity Compensation

Our 1996 Equity Incentive Plan, 1998 Equity Incentive Plan and Employee Stock Purchase Plan have been established to provide all of our employees, including executive officers, with an opportunity to share, along with our stockholders, in our long-term performance. The Committee strongly believes that a primary goal of the compensation program should be to provide key employees who have significant responsibility for our management, growth and future success with an opportunity to increase their ownership of Siebel Systems. The interests of stockholders, executives and employees should thereby be closely aligned. Executives are eligible to receive stock options at the discretion of the Committee, giving executives the right to purchase shares of our common stock in the future at a price equal to fair market value at the date of grant. All grants must be exercised according to the provisions of our 1996 Equity Incentive Plan or 1998 Equity Incentive Plan, as applicable. All outstanding options held by executive officers vest over a period of five years and generally expire six to ten years from the date of grant.

As total cash compensation for our executive officers is targeted to be competitive with high technology companies with comparable revenue, we have used stock options to incentivize, attract and motivate our executive officers. The goal of the Committee historically has been to provide equity compensation for executive officers, including the Chief Executive Officer, which equals or exceeds levels at comparable companies. However, we have recently realigned the equity and cash components of our compensation plans and reduced our option grant guidelines such that equity compensation, in addition to cash compensation, is competitive with that provided by high technology companies with comparable revenue. In addition, we have recently revised our option grant guidelines for existing employees (including our executive officers) to correlate directly with each employee's individual performance. After considering the criteria relating to awarding stock options and general market conditions, the Committee determined that no executive officer, other than one newly-hired executive officer, would receive option grants in 2002. Options granted to the newly-hired executive officer vest over a five-year period and expire ten years from the date of grant. See "Option Grants in the Year Ended December 31, 2002."

Section 162(m) of the Internal Revenue Code (the "Code") limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee intends to satisfy the requirements for "performance-based compensation" with respect to compensation awarded to its named executive officers whenever possible and to the extent then practicable.

Chief Executive Officer Compensation

The Committee uses the procedures described above in setting the annual salary, bonus and stock option awards for Thomas M. Siebel, the Company's Chairman and CEO. At his request, during 2002, we maintained Mr. Siebel's reduced base salary and bonus levels of $1 and $0, respectively. Consistent with our treatment of option grants to other executive officers and at Mr. Siebel's request, the Committee did not grant any options to Mr. Siebel in 2002. Additionally, in January 2003, at Mr. Siebel's request, we cancelled 26.0 million stock option shares held by him, as further described above. These stock options represented all options that had been granted to Mr. Siebel during the past four years, including all options granted to him from October 1998 through October 2001 (the date of his last option grant). The total fair value (using the Black-Scholes option valuation model) of the 26.0 million stock option shares cancelled was approximately $56.1 million at the time of cancellation. Based on the number of shares of our common stock outstanding as of December 31, 2002, Mr. Siebel's beneficial ownership of Siebel Systems was reduced from approximately 14.0% to approximately 11.2% as a result of the option cancellation.

Summary

The Committee believes that the compensation of our executives is appropriate and competitive with the compensation programs provided by other leading software companies with which we compete for executives and employees. The Committee believes its compensation strategy, principles and practices result in a compensation program tied to stockholder returns and linked to the achievement of our annual and longer-term financial and operational results on behalf of our stockholders.

Stock Options Repurchased

As discussed previously and in Note 7 to the Company's consolidated financial statements, we completed a tender offer to repurchase certain stock options with exercise prices greater than $40 per share (the "Option Repurchase"). The Option Repurchase was implemented in order to better: (i) improve employee morale by realigning the cash and equity components of its compensation programs; (ii) eliminate the distraction of significantly out-of-the-money stock options; and (iii) reduce the number of outstanding stock options relative to the number of shares outstanding, or "option overhang," thereby reducing future potential dilution to existing stockholders. Members of our Board of Directors were excluded from the Option Repurchase and, accordingly two individuals, our Chairman and CEO, along with our Vice Chairman, Co-Founder and Vice President, Strategic Planning, did not participate. Other executives were allowed to participate.

In September 2002, we repurchased 28.1 million stock options tendered under the Option Repurchase for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of our common stock (5.5 million shares) and $20.4 million in cash. A total of 4.1 million of these shares are subject to a holding period as further described in Note 7 to our consolidated financial statements.

The following table details the stock options tendered by each Named Executive Officer and the consideration paid to such officer during 2002 to repurchase the tendered options:

                                                                                  Remaining                     Shares of
                                       Number of    Market Price    Exercise     Contractual                   Common Stock
                                      Securities     of Common      Price of       Life of                     Received in
                                      Underlying     Stock at        Stock      Stock Options       Total        Exchange
                        Repurchase   Stock Options    Time of       Options      Repurchased    Consideration   for Stock
     Officer Name          Date       Repurchased    Repurchase   Repurchased    (in Years)      Received (1)  Options (2)
---------------------- ------------  ------------- ------------ --------------  -------------   -------------  -----------
Thomas M. Siebel                --             --   $       --   $         --             --    $         --           --

Paul Wahl               09/30/2002        250,000         5.75          59.81           8.23         462,500       52,725

R. David Schmaier               --             --           --             --             --              --           --

Kenneth A. Goldman      09/30/2002      1,500,000         5.75          72.56           7.74       2,775,000      316,350

Richard P. Chiarello            --             --           --             --             --              --           --

William R. McDermott            --             --           --             --             --              --           --

  Named Executive Officers who participated in the Option Repurchase received, in exchange for the repurchase of the tendered stock options, a fixed amount of consideration equal to the number of shares underlying such tendered stock options, multiplied by $1.85.

  In accordance with terms of the Option Repurchase, each participating Named Executive Officer received shares of our common stock in payment for the tendered stock options. The number of fully vested, non-forfeitable shares of our common stock issued was determined by dividing the total consideration (less the amount of applicable tax withholdings) by the closing price of our common stock on September 30, 2002, of $5.75 per share. While the shares of common stock issued to the Named Executive Officers are fully vested and non-forfeitable, a portion of the shares of common stock are subject to a "holding period" of four years, as determined in accordance with the terms of the Option Repurchase.

  The Named Executive Officers are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. Accordingly, Mr. Wahl and Mr. Goldman will be required to hold 40,217 and 241,304 shares of our common stock, respectively, received in the Option Repurchase until released from the holding period. The shares will be released from the holding period in equal annual installments on October 1, 2003, 2004, 2005 and 2006. The remaining 12,508 and 75,046 shares of our common stock issued to Mr. Wahl and Mr. Goldman, respectively, as part of the consideration received in the Option Repurchase were freely tradable at issuance.

Compensation Committee

Eric E. Schmidt
A. Michael Spence

Performance Measurement Comparison

This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 1997 for (i) the Company's common stock; (ii) the JP Morgan H&Q Technology Index; (iii) the Nasdaq Computer & Data Processing Index; and (iv) the S&P 500 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

           Measurement                             JP Morgan       Nasdaq Computer
       Period (Fiscal Year      Siebel         H & Q Technology  and Data Processing   S&P 500
          Covered) (1)      Systems, Inc. (1)   Index (2), (3)     Index (2), (3)      Index (2)
      --------------------  -----------------  ----------------  -------------------  ----------
            12/31/1997      $         100.00   $        100.00   $          100.00    $  100.00
            06/30/1998                154.26            123.96              146.34       117.71
            12/31/1998                162.33            155.54              178.39       128.58
            06/30/1999                317.19            200.63              223.78       144.50
            12/31/1999                803.59            347.38              392.44       155.64
            06/30/2000              1,564.73            351.98              316.31       154.97
            12/31/2000              1,293.87            224.57              180.62       141.46
            06/29/2001                897.34            175.06              171.56       131.99
            12/31/2001                535.34            155.23              145.44       124.65
            06/28/2002                272.07                --              106.66       108.25
            12/31/2002                141.58                --              100.29        97.10

  Assumes that $100.00 was invested on December 31, 1997, in our common stock, after giving effect to a 2-for-1 split of our common stock in March 1998, November 1999 and September 2000, and at the closing sales price for our common stock on that date and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

  Assumes that $100.00 was invested on December 31, 1997, in each index and that all dividends were reinvested. The Nasdaq Computer & Data Processing Index is calculated by the Center for Research in Securities Prices. The S&P 500 Index is calculated by Standard & Poor's, a division of the McGraw-Hill Companies, Inc. The JP Morgan H&Q Technology Index was calculated by Chase H&Q.

  The JP Morgan H&Q Technology Index was terminated on March 28, 2001. It has been replaced with the Nasdaq Computer and Data Processing Index. A comparison of the total returns of both the JP Morgan H&Q Technology Index and the Nasdaq Computer and Data Processing Indexes for the applicable period is provided.

From our initial public offering in June 1996 to December 31, 2002, the price of our common stock has increased from $1.06 to $7.40 per share, an increase of approximately 600%. These results were achieved as a result of the dedication and hard work of our employees, our CEO and our Board of Directors. Past performance of our common stock should not be considered indicative of future performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of December 31, 2002 by: (i) each director; (ii) each Named Executive Officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock:

                                           Amount and
                                           Nature of
                                           Beneficial      Percent
Name and Address of Beneficial Owner (1)  Ownership (2)    of Class
----------------------------------------  -------------  -----------
Thomas M. Siebel (3)....................   72,735,981       13.97%
The TCW Group, Inc. (4).................   48,581,539        9.97%
  865 South Figueroa Street
  Los Angeles, CA 90017
Patricia A. House (5)...................    7,717,282        1.57%
Paul Wahl (6)...........................    1,869,762           *
R. David Schmaier (7)...................    1,819,962           *
Kenneth A. Goldman (8)..................    1,258,884           *
Richard P. Chiarello....................      100,000           *
William R. McDermott....................        1,426           *
Eric E. Schmidt, Ph.D. (9)..............    1,830,208           *
A. Michael Spence, Ph.D. (10)...........    1,063,400           *
Charles R. Schwab (11)..................    3,340,510           *
George T. Shaheen (12)..................    2,334,280           *
James C. Gaither (13)...................      632,856           *
Marc F. Racicot (14)....................       19,000           *
All directors and executive officers as
  a group (15 persons) (15).............   98,296,883       18.24%

_____________________________________

* Represents beneficial ownership of less than 1%.

  Unless otherwise provided, the address for each of the beneficial owners listed is c/o Siebel Systems, Inc., 2207 Bridgepointe Parkway, San Mateo, CA 94404.

  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 486,427,813 shares of Common Stock and exchangeable shares outstanding as of December 31, 2002.

  Includes 30,285,592 shares held as trustee under the Siebel Living Trust u/a/d 7/27/93; 2,349,904 shares held by Siebel Asset Management, L.P., of which Mr. Siebel is a general partner; 2,000,000 shares held by Siebel Asset Management III, L.P., of which Mr. Siebel is a general partner; and 1,600,000 shares held by Siebel Asset Management IV, L.P., of which Mr. Siebel is a general partner. Also includes 2,426,845 shares held by the Thomas and Stacey Siebel Foundation. Also includes 34,073,640 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002. As described more fully in Note 7 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled 25,950,000 of our CEO's stock options with exercise prices ranging from $4.91 to $59.81 per share in January 2003. Accordingly, Mr. Siebel's beneficial ownership percentage was reduced to 11.21% in January 2003.

  Based solely on information contained on Schedule 13G filed with the SEC. Shares are held on behalf of TCW Business Unit, a group of direct and indirect subsidiaries of TCW Group, Inc. (collectively "TCW"). Includes 310,083 shares that would be derived from conversion of $7,230,000 million face amount of the Company's Convertible Subordinated Debentures, maturing September 15, 2006, and held indirectly by TCW and 390,900 shares that would be derived from conversion of $390,900 face amount of Morgan Stanley Dean Witter & Co. Medium Term Note PERQS Exchangeable Convertible Preferred Siebel Systems, Inc., held by TCW.

  Includes 89,364 shares held by Patricia A. House Separate Property UTA 1/21/00 Patricia A. House TTEE. Also includes 6,597,151 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 1,814,500 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 5,684 shares held by Mr. Schmaier's minor children. Also includes 1,239,647 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 20,034 shares held by the Goldman-Valeriote Family Trust and 8,070 shares held by Mr. Goldman's minor children. Also includes 922,500 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 208 shares held by Dr. Schmidt's wife. Also includes 1,654,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 206,000 shares held by A. Michael Spence, Trustee or Successor Trustee under The A. Michael Spence Revocable Trust u/a/d October 26, 1996, and 380,000 shares held by the Spence Family Investments LP. Also includes 1,800 shares held by A. Michael Spence TTEE by James Graham Spence Trust, 1,800 shares held by A. Michael Spence TTEE by Cathy B. Spence Irrevocable Trust and 1,800 shares held by A. Michael Spence TTEE by Marya W. Spence Irrevocable Trust. Also includes 472,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 360,000 shares held by the Schwab Family Partners to which Mr. Schwab disclaims beneficial ownership and 18,000 shares held by Mr. Schwab's spouse. Also includes 541,600 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 50,280 shares held by the Shaheen Revocable Trust. Also includes 2,284,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 479,200 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 19,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2002.

  Includes 52,496,024 shares issuable upon exercise of stock options held by all executive officers and directors currently exercisable or exercisable within 60 days of December 31, 2002. As described more fully in Note 7 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled 25,950,000 of our CEO's stock options with exercise prices ranging from $4.91 to $59.81 per share in January 2003. Accordingly, the beneficial ownership percentage of all of our officers and directors as a group was reduced to 15.75% in January 2003. See footnotes (3) through (14) above.

Equity Compensation Plan Information

The information required by this Item is incorporated by reference from the section entitled "Section VI. Equity Compensation Plan Information" in Item 7 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

Mr. Schwab, a member of our Board of Directors, serves as an officer for one of our customers. During the year ended December 31, 2002, software license revenues from this customer totaled $1,531,000.

In June 2002, we assigned our lease of an aircraft to First Virtual Air LLC, a company wholly-owned by Thomas M. Siebel, our Chairman and CEO. First Virtual Air took over all obligations of the lease in June 2002, including lease payments of $197,719 per month. However, we made lease payments totaling $104,006 relating to a period subsequent to the assignment, for which First Virtual Air reimbursed us. First Virtual Air makes this aircraft available to us for business use. Through a sublease agreement between us and First Virtual Air, we incur certain costs associated with operating and maintaining the aircraft, and we contract with third parties to perform the services related to this operation and maintenance. To the extent that Mr. Siebel uses the aircraft for personal use, he has agreed to reimburse us for the applicable operating costs. During 2002, First Virtual Air reimbursed us for $293,222 of our operating costs related to Mr. Siebel's nominal personal use of the aircraft. We also reimbursed First Virtual Air $107,480 for contracts with third parties to perform maintenance services related to our business use of the aircraft.

We also lease three corporate aircraft, own one aircraft, and operate and maintain these aircraft, contracting with third parties to perform the services related to this operation and maintenance. On a limited basis, certain of our officers have used these aircraft for personal use, and we report the standard industry fare level for all personal travel as income for these officers. We have also entered into an arrangement pursuant to which Mr. Siebel may use the aircraft for personal use, provided that he reimburses us for the operating costs, valued at fair market rates as determined by applicable rules, associated with his personal use of the aircraft. During 2002, Mr. Siebel reimbursed us for $48,225 of our operating costs related to his nominal personal use of three of these aircraft.

Entities affiliated with Mr. Siebel lease office space at our principal offices, 2207 Bridgepointe Parkway, San Mateo, California 94404. During 2002, Mr. Siebel reimbursed us $74,248 for the use of this office space. We lease a residence owned by Mr. Siebel at 2 Boulevard Suchet, Paris, France for certain business-related use. During 2002, we reimbursed Mr. Siebel $169,813 for the business use of this residence.

We believe that the foregoing transactions were on terms no less favorable to us than could be obtained from unaffiliated third parties.

In response to a lawsuit filed against Siebel Systems and Mr. Siebel, Mr. Siebel instituted a malicious prosecution lawsuit against the attorneys representing the plaintiff in the original lawsuit. We have agreed to pay Mr. Siebel's litigation fees and expenses in connection with his suit. During 2002, we incurred fees totaling $132,526 under this agreement.

We have entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent of Siebel Systems, and otherwise to the full extent permitted under Delaware law and our Bylaws.

James C. Gaither, one of our Directors, is Senior Counsel to Cooley Godward LLP, which has provided legal services to us since our inception.

Item 14. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-K ("Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report on Form 10-K and attached as Exhibit 99 are two separate forms of certifications of the CEO and the CFO. The first certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The information contained in this Item 14 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our controls' implementation and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit department, by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls and procedures are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

Changes in Internal Controls

Our CEO and CFO note that, from the Evaluation Date to the filing date of this Annual Report on Form 10-K, there have been no significant changes in Internal Controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Exhibits

The exhibits in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the fourth quarter of 2002.

EXHIBIT INDEX
Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated April 5, 2000, among the Registrant, OS Acquisition Corp., OpenSite Technologies, Inc. and Alan Taetle as Stockholders' Agent. (1)
2.2	Agreement and Plan of Merger and Reorganization dated August 3, 2000, among the Registrant, Ocelot Acquisition Corp., OnLink Technologies, Inc. and Cornell P. French as Stockholders' Agent. (2)
2.3	Arrangement Agreement dated September 11, 2000, among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (4)
3.2	Amended and Restated Bylaws of the Registrant. (5)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (6)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between the Registrant and certain investors, as amended April 30, 1996 and June 14, 1996. (6)
4.4	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (3)
4.5	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (7)
4.6	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (8)
4.7	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (8)
4.8	Form of Rights Certificate. (8)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (5)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (9)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (6)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (10)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP. (6)(11)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (6)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (6)
10.7.1	Amendments to Lease Agreement, by and between the Registrant and Crossroad Associates and Clocktower Associates. (12)
10.7.2	Seventeenth Amendment of Lease, dated February 5, 2003, by and between Registrant and Crossroads Associates and Clocktower Associates, and ancillary documents thereto. (5)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (13)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (13)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (14)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (13)
10.10.1	First Amendment to Lease dated September 23, 2000. (14)
10.11	Lease Agreement, dated August 24, 1994, by and between the Registrant and Watergate Tower Associates. (13)
10.12	Lease Agreement, dated August 16, 1999, by and between the Registrant and Spieker Properties, L.P. (13)
10.12.1	Amendment Number One to Lease, dated October 26, 2000, and Amendment Number Two to Lease, dated June 29, 2001. (12)
10.13	Lease Amendment 10, dated April 8, 1999, by and between the Registrant and Spieker Properties, L.P. (13)
10.14	Lease Amendment 11, dated August 13, 1999, by and between the Registrant and Spieker Properties, L.P. (13)
10.15	Lease Amendment 12, dated October 28, 1999, by and between the Registrant and Spieker Properties, L.P. (13)
10.16	Office Lease Agreement, dated September 14, 2000, by and between the Registrant and Wilson Equity Office, LLC. (15)
10.16.1	First Amendment to Office Lease Agreement, dated December 21, 2001, and Second Amendment to Office Lease Agreement, dated September 25, 2002. (15)
10.17	Lease, dated December 29, 2000, by and between the Registrant and PW Acquisitions VIII, LLC. (5)
10.18	Registrant's 1998 Equity Incentive Plan, as amended. (5)
10.19	Form of Registrant's Restricted Stock Grant Notice. (5)
21.1	Subsidiaries of the Registrant. (5)
23.1	Independent Auditors' Consent. (5)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

____________________________

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

  Filed herewith.

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.

  Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-07983), as amended.

  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  Confidential treatment has been granted with respect to portions of this exhibit.

  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Mountain View, California
January 20, 2003, except Note 14 as to which the date is February 13, 2003

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; unaudited)

                                                                               December 31,
                                                                      ----------------------------
                                                                            2001          2002
                                                                      -------------- -------------
Assets

Current assets:
   Cash and cash equivalents......................................... $     799,090  $    667,511
   Short-term investments............................................       857,565     1,494,093
                                                                      -------------- -------------
          Total cash, cash equivalents, and short-term investments...     1,656,655     2,161,604

   Marketable equity securities......................................         8,254         4,613
   Accounts receivable, net..........................................       396,297       275,764
   Deferred income taxes.............................................        58,131        96,518
   Prepaids and other................................................        70,766        49,901
                                                                      -------------- -------------
          Total current assets.......................................     2,190,103     2,588,400

Property and equipment, net..........................................       353,242       273,024
Goodwill.............................................................        72,869        80,949
Intangible assets, net...............................................        19,000        10,354
Other assets.........................................................        56,905        37,580
Deferred income taxes................................................        52,725        42,711
                                                                      -------------- -------------
          Total assets............................................... $   2,744,844  $  3,033,018
                                                                      ============== =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................................. $      14,395  $     15,239
   Accrued expenses..................................................       350,282       319,622
   Restructuring obligations.........................................            --        42,703
   Deferred revenue..................................................       241,017       270,575
                                                                      -------------- -------------
          Total current liabilities..................................       605,694       648,139

Capital lease obligations, less current portion......................         3,048        15,574
Restructuring obligations, less current portion......................            --       111,845
Convertible subordinated debentures..................................       300,000       300,000
                                                                      -------------- -------------
          Total liabilities..........................................       908,742     1,075,558
                                                                      -------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     466,950 and 486,428 shares issued and outstanding, respectively.           467           486
  Additional paid-in capital.........................................     1,357,422     1,486,612
  Notes receivable from stockholders.................................          (422)           --
  Deferred compensation..............................................        (8,362)       (3,438)
  Accumulated other comprehensive income.............................         6,174        28,681
  Retained earnings..................................................       480,823       445,119
                                                                      -------------- -------------
          Total stockholders' equity.................................     1,836,102     1,957,460
                                                                      -------------- -------------
          Total liabilities and stockholders' equity................. $   2,744,844  $  3,033,018
                                                                      ============== =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

                                                                        Year Ended December 31,
                                                                 --------------------------------------
                                                                     2000         2001         2002
                                                                 ------------ ------------ ------------
Revenues:
    Software.................................................... $ 1,114,753  $ 1,065,618  $   700,344
    Professional services, maintenance and other................     705,453    1,018,978      934,963
                                                                 ------------ ------------ ------------
        Total revenues..........................................   1,820,206    2,084,596    1,635,307
                                                                 ------------ ------------ ------------
Cost of revenues:
    Software....................................................      18,391       16,294       21,612
    Professional services, maintenance and other................     462,694      624,731      540,194
                                                                 ------------  -----------  -----------
        Total cost of revenues..................................     481,085      641,025      561,806
                                                                 ------------ ------------ ------------
        Gross margin............................................   1,339,121    1,443,571    1,073,501
                                                                 ------------ ------------ ------------
Operating expenses:
    Product development.........................................     238,020      333,661      366,230
    Sales and marketing.........................................     609,898      615,675      476,975
    General and administrative..................................     132,164      136,353      119,253
    Restructuring-related expenses..............................          --           --      205,305
    Merger-related expenses.....................................      36,504           --           --
                                                                 ------------ ------------ ------------
        Total operating expenses................................   1,016,586    1,085,689    1,167,763
                                                                 ------------ ------------ ------------
        Operating income (loss).................................     322,535      357,882      (94,262)
                                                                 ------------ ------------ ------------
Other income, net:
    Interest and other income, net..............................      79,784       64,528       58,491
    Interest expense............................................     (17,909)     (18,326)     (20,016)
                                                                 ------------ ------------ ------------
        Total other income, net.................................      61,875       46,202       38,475
                                                                 ------------ ------------ ------------
        Income (loss) before income taxes.......................     384,410      404,084      (55,787)
Income taxes (benefit)..........................................     162,511      149,509      (20,083)
                                                                 ------------ ------------ ------------
        Net income (loss).......................................     221,899      254,575      (35,704)
Accretion of preferred stock....................................     (98,755)          --           --
                                                                 ------------ ------------ ------------
        Net income (loss) available to common stockholders...... $   123,144  $   254,575  $   (35,704)
                                                                 ============ ============ ============

Diluted net income (loss) per common share...................... $      0.24  $      0.49  $     (0.08)
                                                                 ============ ============ ============
Basic net income (loss) per common share........................ $      0.29  $      0.56  $     (0.08)
                                                                 ============ ============ ============

Shares used in diluted share computation........................     522,321      522,970      475,617
                                                                 ============ ============ ============
Shares used in basic share computation..........................     423,067      457,031      475,617
                                                                 ============ ============ ============
Comprehensive income (loss):
      Net income (loss)......................................... $   221,899  $   254,575  $   (35,704)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments....................       1,836       (3,238)      18,500
    Realized (gain) loss on marketable investments previously
      recognized in other comprehensive income..................     (60,901)      (3,399)     (12,420)
    Unrealized gain (loss) on investments.......................     (17,444)       5,332       16,427
                                                                 ------------ ------------ ------------
      Other comprehensive income (loss).........................     (76,509)      (1,305)      22,507
                                                                 ------------ ------------ ------------
      Total comprehensive income (loss)......................... $   145,390  $   253,270  $   (13,197)
                                                                 ============ ============ ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                              Notes                        Accumulated
                                                                       Common Stock         Additional      Receivable                        Other                        Total
                                                       Preferred   ---------------------      Paid-in          from          Deferred      Comprehensive   Retained     Stockholders'
                                                         Stock      Shares      Amount        Capital      Stockholders    Compensation    Income (Loss)   Earnings        Equity
                                                      ----------   ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 1999.......................... $        3    402,779   $     403    $   461,270    $       (548)   $     (3,550)   $     83,988    $ 103,104    $    644,670
Stock option exercises...............................         --     29,498          29        147,382          (1,153)             --              --           --         146,258
Employee stock purchase plan issuances...............         --        885           1         40,088              --              --              --           --          40,089
Other common stock issuances, net....................         --        390          --          4,747              --              --              --           --           4,747
Convertible preferred stock issuance.................          1         --          --         19,974              --              --              --           --          19,975
Issuance of warrants.................................         --         --          --          1,176              --              --              --           --           1,176
Tax benefit from stock options.......................         --         --          --        185,613              --              --              --           --         185,613
Deferred compensation related to stock options.......         --         --          --         24,307              --         (24,307)             --           --              --
Forfeiture of stock options issued below fair value..         --         --          --         (1,167)             --           1,167              --           --              --
Amortization of stock-based compensation.............         --         --          --             --              --          11,491              --           --          11,491
Unrealized gain on marketable investments, net
  of taxes of ($47,938)..............................         --         --          --             --              --              --         (78,345)          --         (78,345)
Currency translation adjustment, net of taxes
  of $1,125..........................................         --         --          --             --              --              --           1,836           --           1,836
Repayments of stockholder notes......................         --         --          --             --              78              --              --           --              78
Conversion of mandatorily redeemable
   convertible preferred stock.......................         --      5,324           5        179,209              --              --              --           --         179,214
Conversion of convertible preferred stock............         (4)     3,516           4             --              --              --              --           --              --
Accretion of mandatorily redeemable
   convertible preferred stock.......................         --         --          --             --              --              --              --      (98,755)        (98,755)
Net income...........................................         --         --          --             --              --              --              --      221,899         221,899
                                                      ----------   ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2000..........................         --    442,392         442      1,062,599          (1,623)        (15,199)          7,479      226,248       1,279,946
Stock option exercises...............................         --     20,597          21        108,089              --              --              --           --         108,110
Employee stock purchase plan issuances...............         --      1,470           1         48,282              --              --              --           --          48,283
Repurchase of common stock subject to vesting........         --       (143)         --           (237)             --              --              --           --            (237)
Tax benefit from stock options.......................         --         --          --         53,800              --              --              --           --          53,800
Forfeiture of stock options issued below fair value..         --         --          --         (2,953)             --           2,953              --           --              --
Amortization of stock-based compensation, net........         --         --          --           (112)             --           5,281              --           --           5,169
Unrealized gain on marketable investments, net
  of taxes of $1,185.................................         --         --          --             --              --              --           1,933           --           1,933
Currency translation adjustment, net of taxes
  of ($1,985)........................................         --         --          --             --              --              --          (3,238)          --          (3,238)
Issuance of common stock and stock options
  in connection with acquisitions....................         --      2,634           3         87,954              --          (1,397)             --           --          86,560
Repayments of stockholder notes......................         --         --          --             --           1,201              --              --           --           1,201
Net income...........................................         --         --          --             --              --              --              --      254,575         254,575
                                                      ----------   ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2001..........................         --    466,950         467      1,357,422            (422)         (8,362)          6,174      480,823       1,836,102
Stock option exercises...............................         --     10,651          11         63,547              --              --              --           --          63,558
Employee stock purchase plan issuances...............         --      3,109           3         29,363              --              --              --           --          29,366
Common stock issuance in connection with
  Option Repurchase..................................         --      5,473           5         31,466              --              --              --           --          31,471
Restricted stock issuances...........................         --        200          --          1,447              --          (1,447)             --           --              --
Repurchase of common stock subject to vesting........         --       (217)         --           (392)             --              --              --           --            (392)
Forfeiture of stock options issued below fair value..         --         --          --         (1,424)             --           1,424              --           --              --
Amortization of stock-based compensation, net........         --         --          --         (1,048)             --           5,174              --           --           4,126
Unrealized gain on marketable investments, net
  of taxes of $2,671.................................         --         --          --             --              --              --           4,007           --           4,007
Currency translation adjustment, net of taxes
  of $11,339.........................................         --         --          --             --              --              --          18,500           --          18,500
Issuance of common stock in connection with
  acquisition earnouts...............................         --        262          --          6,231              --            (227)             --           --           6,004
Repayments of stockholder notes......................         --         --          --             --             422              --              --           --             422
Net loss.............................................         --         --          --             --              --              --              --      (35,704)        (35,704)
                                                      ----------   ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2002.......................... $       --    486,428   $     486    $ 1,486,612    $         --    $     (3,438)   $     28,681    $ 445,119    $  1,957,460
                                                      ==========   =========  ==========   ============   =============   =============   =============   ==========   =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                          Year Ended December 31,
                                                                                   -------------------------------------
                                                                                      2000        2001          2002
                                                                                   ---------- ------------ -------------
Cash flows from operating activities:
   Net income (loss).............................................................. $ 221,899  $   254,575  $    (35,704)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization.........................................    35,352       93,179       145,238
      Amortization of goodwill....................................................    14,713       20,041            --
      Amortization of identifiable intangible assets..............................     1,326        6,518         8,646
      Compensation related to stock options, net..................................    11,491        5,169         4,126
      Compensation expense related to common shares issued in Option Repurchase...        --           --        31,471
      Write-off of property and equipment abandoned in restructuring..............        --           --        25,955
      Write-off of acquired companies' assets.....................................     2,298           --            --
      Provision for doubtful accounts and sales returns...........................    39,385       26,403        21,376
      Tax benefit from exercise of stock options..................................   185,613       53,800            --
      Deferred income taxes.......................................................   (62,059)     (11,636)      (50,431)
      Write-down of cost-method investments to fair value.........................        --        3,073         9,990
      Net realized gains on marketable investments................................   (60,901)      (3,399)      (12,420)
      Charitable contribution of marketable investments...........................    28,700           --            --
      Loss from equity method investee............................................     7,481           --            --
      Exchange of software for cost-method investments............................   (13,068)        (971)           --
      Loss on disposal of property and equipment..................................        13           --            --
      Changes in operating assets and liabilities:
         Accounts receivable......................................................  (264,251)     105,816        99,157
         Prepaids and other.......................................................   (53,095)      17,247        20,865
         Accounts payable and accrued expenses....................................   230,807      (19,616)      (19,172)
         Restructuring obligations................................................        --           --       154,548
         Deferred revenue.........................................................   112,864       38,002        29,558
                                                                                   ---------- ------------ -------------
           Net cash provided by operating activities..............................   438,568      588,201       433,203
                                                                                   ---------- ------------ -------------
Cash flows from investing activities:
   Purchases of property and equipment............................................  (162,161)    (245,945)      (70,809)
   Purchases of short-term investments............................................  (487,888)  (1,113,004)   (2,347,660)
   Sales and maturities of short-term investments.................................   290,088      668,028     1,718,362
   Purchase of marketable equity securities.......................................        --           --        (1,000)
   Proceeds from sale of marketable equity securities.............................    35,351          821         1,189
   Purchase consideration paid for acquired businesses, net of cash received......   (29,212)       8,555          (500)
   Other non-operating assets and non-marketable securities.......................   (18,084)     (23,068)        7,991
   Repayments from (advances to) affiliate, net...................................   (12,362)      10,579            --
                                                                                   ---------- ------------ -------------
           Net cash used in investing activities..................................  (384,268)    (694,034)     (692,427)
                                                                                   ---------- ------------ -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases.....................   189,173      156,156        92,532
   Proceeds from issuance of preferred stock......................................    19,975           --            --
   Proceeds from equipment financing..............................................        --           --        24,873
   Repayments of capital lease obligations........................................      (299)        (580)       (8,714)
   Repayments of stockholder notes................................................        78        1,201           422
                                                                                   ---------- ------------ -------------
           Net cash provided by financing activities..............................   208,927      156,777       109,113
                                                                                   ---------- ------------ -------------
Effect of exchange rate fluctuations..............................................     1,836       (3,238)       18,532
                                                                                   ---------- ------------ -------------
Change in cash and cash equivalents...............................................   265,063       47,706      (131,579)
Cash and cash equivalents, beginning of period....................................   486,321      751,384       799,090
                                                                                   ---------- ------------ -------------
Cash and cash equivalents, end of period.......................................... $ 751,384  $   799,090  $    667,511
                                                                                   ========== ============ =============

Supplemental disclosures of cash flows information:
   Cash paid for interest......................................................... $  16,324  $    17,029  $     18,455
                                                                                   ========== ============ =============

   Cash paid for income taxes..................................................... $  15,434  $    18,837  $     36,692
                                                                                   ========== ============ =============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies................................... $   3,000  $        --  $         --
                                                                                   ========== ============ =============

   Conversion of preferred stock into common stock................................ $ 179,214  $        --  $         --
                                                                                   ========== ============ =============

   Common stock and stock options issued for acquisitions......................... $      --  $    87,957  $      6,004
                                                                                   ========== ============ =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. (the "Company") is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of enterprise applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business. The Company's partner relationship management applications seamlessly unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, the Company's customers achieve high levels of satisfaction from these constituencies and improve their competitiveness in their markets.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

  The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management's estimates.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures was $289,440,000 as of December 31, 2002. The fair value of the Company's derivative financial instruments (i.e., foreign exchange contracts) was $5,555,000 as of December 31, 2002.

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include the Company's investments in publicly traded companies in the high technology industry. The Company has classified its short-term investments and marketable equity securities as "available-for-sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are computed using the specific identification method.

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

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. The Company primarily invests its excess cash in money market instruments, government securities, corporate bonds and asset-backed securities. The Company is exposed to credit risks related to the Company's short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well-established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base.

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

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Capital lease amortization is included with depreciation expense, and the associated accumulated amortization of $434,000 and $9,025,000 as of December 31, 2001 and 2002, respectively, is included with accumulated depreciation in the accompanying consolidated financial statements. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally two to five years, or the lease term, if applicable. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statement of operations.

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

  The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

  As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. Please refer to Note 13 for further discussion of the Company's intangible assets and goodwill.

  Impairment of Long-Lived Assets

  The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit" level ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company's determination that it has only one reporting segment as defined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill is tested for impairment annually on July 1 in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.

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

  In connection with the Company's restructuring of its operations and associated workforce reduction completed during 2002, the Company abandoned certain long-lived assets, consisting primarily of furniture, fixtures and leasehold improvements. Please refer to Note 2 for further discussion of the impairment charge recorded during 2002. The Company does not have any additional long-lived assets it considers to be impaired as of December 31, 2002.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the years ended December 31, 2000, 2001 and 2002.

  As of December 31, 2001 and 2002, the Company's deferred compensation balances primarily related to restricted stock granted in 2002, as discussed further in Note 7, and the remaining unamortized portion of compensation expense associated with stock options granted by acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which range from three to five years. The accompanying consolidated statement of operations reflects stock-based compensation expense of $11,491,000, $5,169,000 and $4,126,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

  An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

  Summarized below are the pro forma effects on net income (loss) and net income (loss) per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                                         Year Ended December 31,
                                                                                   -----------------------------------
                                                                                      2000        2001        2002
                                                                                   ---------- ----------- ------------
 Net income (loss) available to common stockholders:
   As reported.................................................................... $ 123,144  $  254,575  $   (35,704)
                                                                                   ---------- ----------- ------------
   Less compensation expense under SFAS 123 related to:
     In-the-money stock options...................................................    29,227      28,366       23,114
     Stock purchase rights under the Purchase Plan................................    16,515      21,634       23,087
                                                                                   ---------- ----------- ------------
        Total pro forma expense, in the money stock options and Purchase Plan.....    45,742      50,000       46,201
     Out-of-the-money stock options...............................................    83,853     232,294      261,160
     Stock options granted to the Company's CEO (cancelled in January 2003).......    40,087     132,181      110,553
     Stock options forfeited/cancelled in connection with terminations............    30,858     108,423       32,959
     Stock options repurchased on September 30, 2002..............................    85,720     284,836      595,297
                                                                                   ---------- ----------- ------------
        Total pro forma expense giving effect to SFAS 123.........................   286,260     807,734    1,046,170
                                                                                   ---------- ----------- ------------
   Pro forma giving effect to SFAS 123............................................ $(163,116) $ (553,159) $(1,081,874)
                                                                                   ========== =========== ============

 Diluted net income (loss) per share:
   As reported.................................................................... $    0.24  $     0.49  $     (0.08)
                                                                                   ========== =========== ============

   Pro forma giving effect to SFAS 123............................................ $   (0.39) $    (1.21) $     (2.27)
                                                                                   ========== =========== ============

 Basic net income (loss) per share:
   As reported.................................................................... $    0.29  $     0.56  $     (0.08)
                                                                                   ========== =========== ============

   Pro forma giving effect to SFAS 123............................................ $   (0.39) $    (1.21) $     (2.27)
                                                                                   ========== =========== ============

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on December 31, 2002, of $7.40, and out-of-the-money stock options have exercise prices equal to or greater than $7.40.

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table. Please refer to Note 9 for further discussion of the Company's accounting for deferred tax assets generated from the exercise of employee stock options.

  The Company determined the assumptions to be used in computing the fair value of stock options or stock purchase rights as discussed in the remainder of this paragraph. The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, expected employee turnover, and the relationship between the exercise price and the fair market value of the Company's common stock, among other factors. The expected volatility was estimated giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. The risk-free rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                          Year Ended December 31,
                                                                                    -----------------------------------
                                                                                       2000       2001        2002
                                                                                    ---------- ----------- ------------
 Risk-free interest rate..........................................................      6.12%      3.83%       1.99%
 Expected life (in years).........................................................       3.4         3.4          3.4
 Expected volatility..............................................................        77%        89%         65%

  During 2000, 2001 and 2002, stock options with exercise prices equal to the market price of the Company's common stock at the grant date had weighted average fair values of $34.37, $16.15 and $9.77 per share for 2000, 2001 and 2002, respectively, as calculated using the Black-Scholes option valuation model. There were no grants in 2001 or 2002 at exercise prices below market price at the date of grant. Prior to their acquisition by the Company, certain acquired companies granted stock options at exercise prices below the market price of the acquired companies' common stock at the grant date. The weighted average fair value of employee stock options granted at exercise prices below market price at the grant date was $20.13 per share in 2000, as calculated using the Black-Scholes option valuation model.

  The fair value of employees' stock purchase rights under the Company's Employee Stock Purchase Plan (the "Purchase Plan") was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                                                          Year Ended December 31,
                                                                                    -----------------------------------
                                                                                       2000       2001        2002
                                                                                    ---------- ----------- ------------
 Risk-free interest rate...........................................................     5.96%      4.72%       1.23%
 Expected life (in years)..........................................................      0.5         0.5          0.5
 Expected volatility...............................................................       77%        89%         83%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 2000, 2001 and 2002 was $20.25, $22.60 and $7.43 per share, respectively, including the 15% discount from the quoted market price.

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was not a cumulative transition adjustment upon adoption on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foriegn-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through operations in the period of change in their fair value.

  The Company operates internationally and thus is exposed to potential adverse changes in currency exchange rates. The Company has entered into foreign exchange contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts. Because the impact of movements in currency exchange rates on forward contracts generally offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as accounting hedges and, accordingly, the Company adjusts these instruments to fair value through operations. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

  Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and substantially all arrangements are on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

  On January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The Company has reflected the out-of-pocket expenses rebilled to customers in professional services, maintenance and other revenues. Prior to the adoption of EITF 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. Amounts reclassified were not significant for any period presented.

  Concurrent and Nonmonetary Transactions

  The Company's customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a "Concurrent Transaction"). Software license transactions that occur within six months (i.e., "at or about the same time") of a purchase by the Company from that same customer are reviewed by management for appropriate accounting and disclosure. The Company accounts for Concurrent Transactions in accordance with APB No. 29 "Accounting for Nonmonetary Transactions" and EITF No. 01-02 "Interpretations of APB Opinion 29," collectively referred to as "APB 29." Concurrent Transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's length. In addition, the Company receives competitive bids for the goods or services purchased by the Company in connection with Concurrent Transactions and these goods or services were budgeted by the Company in advance of the transaction, where appropriate.

  Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that: (i) the transaction meets its standard revenue recognition policies, as discussed above; (ii) the customer meets the Company's standard credit requirements; (iii) the transaction represents the culmination of the earnings process; and (iv) all goods or services purchased by the Company are necessary for its current operations and are expected to be placed into service shortly after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at fair value, as defined by APB 29. The Company determines Fair Value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the Fair Value of the goods or services purchased by the Company, whichever is more readily determinable. During the years ended December 31, 2000, 2001 and 2002, the Company recognized $11,600,000, $76,400,000 and $50,571,000, respectively, of software license revenues from Concurrent Transactions. The Company did not have any Concurrent Transactions during the third and fourth quarters of 2002.

  During 2000, the Company established a program whereby qualified start-up companies could obtain Siebel software in exchange for shares of their equity securities. Qualified start-up companies are generally companies that have received and are expected to continue to receive funding from top-tier venture capital firms, have passed a credit review consistent with other Siebel customers, and have a sound business model and experienced management team. The Company recognized approximately $13,100,000 and $1,000,000 of software license revenues related to this program during 2000 and 2001, respectively. The Company did not recognize any revenue from this program during 2002. During 2001, the Company also recognized approximately $2,900,000 of software license revenues from a publicly traded company with which it negotiated a strategic investment. The software license was separately negotiated and recorded at terms the Company considers to be arm's-length.

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

  Advertising

  Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $44,472,000, $31,800,000 and $16,080,000 in 2000, 2001 and 2002, respectively.

  Provision for Doubtful Accounts

  The Company initially records its provision for doubtful accounts and sales returns based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and related allowance.

  Restructuring-Related Expenses

  The Company's restructuring charges are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and other costs associated with permanently vacating its facilities ("abandonment"); and (iii) impairment costs related to certain abandoned long-lived assets. The Company accounts for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges." In addition, the Company accounts for the individual components of the Restructuring as discussed further below.

  The Company accounts for the costs associated with the reduction of the Company's workforce in accordance with EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

  The Company accounts for costs associated with lease termination and/or abandonment in accordance with EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

  Inherent in the estimation of the costs related to the Company's restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of the Company's restructuring activities. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to its restructuring obligations in current operations based on management's most current estimates.

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

  For basic and diluted net income (loss) per share, the Company has reduced net income (loss) by the accretion of mandatorily redeemable convertible preferred stock to arrive at the net income (loss) available to common stockholders. See Note 6.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 must continue to be accounted for in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance. Accordingly, the Company will continue to account for its restructuring obligations recorded during 2002 in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company's software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company does not expect the adoption of Interpretation 45 to have a material effect on its consolidated financial position, results of operations or cash flows.

  Restructuring

  Throughout 2001 and 2002, the Company reduced the discretionary portion of its operating costs to near minimal levels. As a result of the continued downturn in the information technology industry during 2002, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, the Company announced a restructuring of its operations and an associated workforce reduction (collectively, the "Restructuring") in July 2002 and completed the Restructuring in December 2002. The Restructuring was intended to: (i) strengthen the Company's competitive position; and (ii) reduce its cost structure and thereby improve the Company's revenue per employee, operating margin and overall operating performance.

  The Company recognized a total charge related to this Restructuring of $205,305,000, of which the Company recognized $109,383,000 in the third quarter of 2002 and $95,922,000 in the fourth quarter of 2002. Total remaining cash outlays under the Restructuring are expected to be $154,548,000, of which $42,703,000 is expected to be made in 2003. The Restructuring charge is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce in 2002; (ii) lease termination costs and other costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The following table summarizes the Company's Restructuring-related expenses incurred during 2002 and the related liabilities as of December 31, 2002 (in thousands):

                                                    Employee    Facility-     Asset
                                                  Termination    Related   Abandonment
                                                     Costs        Costs       Costs       Total
                                                  -----------  ----------- ------------ ----------
Restructuring-related expenses.................... $  23,649   $  155,701  $  25,955    $ 205,305
Cash payments in 2002.............................   (19,714)      (5,088)        --      (24,802)
Non-cash charges..................................        --           --    (25,955)     (25,955)
                                                  -----------  ----------- ------------ ----------
   Restructuring obligations, December 31, 2002... $   3,935   $  150,613  $      --      154,548
                                                  ===========  =========== ==========
   Less: Restructuring obligations, short-term....                                         42,703
                                                                                        ----------
   Restructuring obligations, long-term...........                                      $ 111,845
                                                                                        ==========

  The remaining costs associated with permanently vacating facilities is primarily composed of net remaining lease obligations of $129,385,000 (gross lease obligations of $288,485,000 less estimated sublease income of $159,100,000), along with costs associated with demising and subleasing the vacated facilities of $21,228,000. The remaining costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through March 2022 or over a shorter period as the Company may negotiate with its lessors. See Note 5 for a summary of future lease commitments related to facilities that are part of the Restructuring. The lease commitments presented in Note 5 have not been reduced by estimated sublease income. The remaining costs associated with the reduction of the Company's workforce will be paid during 2003. The total Restructuring charge and related cash outlay are based on management's current estimates, which may change if further consolidations are required or if actual lease commitments or sublease income differ from amounts currently expected.

  As part of the Restructuring, the Company reduced its workforce by a total of approximately 1,150 employees, or 16%. This workforce reduction affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reduction consist primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs.

  As a result of the workforce reduction and previous employee attrition, certain of the Company's facilities were under-utilized, and certain facilities that were scheduled to be occupied in early 2003 were expected to be under-utilized. Accordingly, during the third and fourth quarters of 2002, the Company consolidated its workforce into existing facilities, thereby permanently removing from its operations certain facilities then occupied and facilities that the Company does not plan to occupy. The facilities permanently removed from the Company's operations were primarily located in Emeryville and San Mateo, California; Egham, England; and several smaller offices in North America and Europe. The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. The Company is in the process of negotiating with its lessors appropriate lease termination fees and/or seeking suitable subtenants of these facilities. The Company's estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

  As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned in the third and fourth quarters of 2002. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring-related expenses.

  Financial Statement Details

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash and cash equivalents, short-term investments, and marketable securities consisted of the following as of December 31, 2001 and 2002 (in thousands):

   December 31, 2001:                                             Unrealized
                                                             ---------------------
                                                     Cost       Loss       Gain       Market
                                                 ----------- ---------- ---------- -----------
   Cash and cash equivalents:
     Cash....................................... $   35,006  $      --  $      --  $   35,006
     Certificates of deposit....................        250         --         --         250
     Money market funds.........................    708,755         --         --     708,755
     U.S. treasury and agency securities........      3,730         --         --       3,730
     Corporate notes............................     51,362        (13)        --      51,349
                                                 ----------- ---------- ---------- -----------
                                                 $  799,103  $     (13) $      --  $  799,090
                                                 =========== ========== ========== ===========
   Short-term investments:
     U.S. treasury and agency securities........ $  241,355  $    (169) $   3,475  $  244,661
     Corporate notes............................    412,405       (445)     7,214     419,174
     Asset-backed securities....................    191,997       (311)     2,044     193,730
                                                 ----------- ---------- ---------- -----------
                                                 $  845,757  $    (925) $  12,733  $  857,565
                                                 =========== ========== ========== ===========

   Marketable equity securities................. $    7,902  $      --  $     352  $    8,254
                                                 =========== ========== ========== ===========

   December 31, 2002:                                             Unrealized
                                                             ---------------------
                                                     Cost       Loss       Gain       Market
                                                 ----------- ---------- ---------- -----------
   Cash and cash equivalents:
     Cash....................................... $   70,515  $      --  $      --  $   70,515
     Certificates of deposit....................      4,360         --         --       4,360
     Money market funds.........................    502,392         --         --     502,392
     U.S. treasury and agency securities........     11,989         --         --      11,989
     Corporate notes............................     72,245         --          3      72,248
     Asset-backed securities....................      6,003         --          4       6,007
                                                 ----------- ---------- ---------- -----------
                                                 $  667,504  $      --  $       7  $  667,511
                                                 =========== ========== ========== ===========
   Short-term investments:
     U.S. treasury and agency securities........ $  733,362  $      (1) $   5,762  $  739,123
     Municipal securities.......................     15,455         --        114      15,569
     Corporate notes............................    567,519        (87)    10,066     577,498
     Asset-backed securities....................    158,923       (172)     3,152     161,903
                                                 ----------- ---------- ---------- -----------
                                                 $1,475,259  $    (260) $  19,094  $1,494,093
                                                 =========== ========== ========== ===========

   Marketable equity securities................. $    4,629  $     (19) $       3  $    4,613
                                                 =========== ========== ========== ===========

  Short-term investments as of December 31, 2001, consisted of $249,126,000 of securities that mature in less than one year, $608,439,000 of securities that mature in one to five years and no securities that mature in over five years. Short-term investments as of December 31, 2002, consisted of $385,195,000 of securities that mature in less than one year, $1,108,898,000 of securities that mature in one to five years and no securities that mature in over five years.

  Accounts Receivable, Net

  Accounts receivable, net consisted of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2002
                                                         ---------- -----------
Trade accounts receivable............................... $ 442,968  $  321,877
Less: allowance for doubtful accounts and sales returns.    46,671      46,113
                                                         ---------- -----------
                                                         $ 396,297  $  275,764
                                                         ========== ===========

  Changes in the allowance for doubtful accounts and sales returns for the years ended December 31, 2000, 2001 and 2002, are as follows (in thousands):

                                     Balance at    Provision for                  Balance at
                                     Beginning   Doubtful Accounts                 End of
                                      of Year       and Returns     Deductions      Year
                                    -----------  -----------------  ------------ -----------
  Year ended December 31, 2000..... $   13,168   $        39,385    $     8,904  $   43,649
  Year ended December 31, 2001.....     43,649            26,403         23,381      46,671
  Year ended December 31, 2002.....     46,671            21,376         21,934      46,113

  Property and Equipment, Net

  Property and equipment, net consisted of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2002
                                                         ---------- -----------
Computers and equipment................................. $ 200,517  $  205,507
Furniture and fixtures..................................    91,000      84,184
Computer software.......................................    52,179      62,373
Computer equipment under capital lease..................     5,381      35,046
Corporate aircraft......................................     6,713       6,820
Buildings and land......................................       393         403
Leasehold improvements..................................   138,259     132,225
                                                         ---------- -----------
                                                           494,442     526,558
  Less: accumulated depreciation........................   141,200     253,534
                                                         ---------- -----------
                                                         $ 353,242  $  273,024
                                                         ========== ===========

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2002
                                                         ---------- -----------
Accrued compensation.................................... $  82,728  $  100,398
Taxes...................................................   155,647     109,077
Other...................................................   111,907     108,539
                                                         ---------- -----------
                                                         $ 350,282  $  318,014
                                                         ========== ===========

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consisted of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                            2001        2002
                                                         ---------- -----------
Foreign currency translation adjustments, net of
   taxes of ($785) and $10,554, respectively............ $  (1,281) $   17,219
Unrealized gains on securities, net of taxes of
   $4,692 and $7,363, respectively......................     7,455      11,462
                                                         ---------- -----------
                                                         $   6,174  $   28,681
                                                         ========== ===========

  Other Income, Net

  Other income, net consisted of the following (in thousands):

                                                                     December 31,
                                                         ---------------------------------
                                                            2000        2001       2002
                                                         ---------- ----------- ----------

Interest income......................................... $  56,766  $   67,332  $  58,348
Interest expense........................................   (17,909)    (18,326)   (20,016)
Losses from equity method investee (Sales.com)..........    (7,481)         --         --
Charitable contributions................................   (30,705)     (1,404)        --
Net gains on marketable investments.....................    60,901       3,399     12,420
Write-down of cost-method investments...................        --      (3,073)    (9,990)
Other, net..............................................       303      (1,726)    (2,287)
                                                         ---------- ----------- ----------
                                                         $  61,875  $   46,202  $  38,475
                                                         ========== =========== ==========

  During 2001 and 2002, the Company wrote down certain of its marketable equity securities to fair value, as the decline in these investments was deemed to be "other-than-temporary." Net gains on marketable investments in the above table include other-than-temporary losses related to these investments of $2,439,000 and $1,955,000 for 2001 and 2002, respectively. In addition, the Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During 2001 and 2002, the Company wrote down certain of these cost-method investments as the decline in these investments was deemed to be other-than-temporary (i.e., write-down of cost-method investments in the table above). Total other-than-temporary impairments recognized in other income, net were $5,512,000 and $11,945,000 during the years ended December 31, 2001 and 2002, respectively. There were no other-than-temporary impairments during the year ended December 31, 2000.

  Convertible Subordinated Debentures

  As of December 31, 2001 and 2002, the Company had $300,000,000 of convertible subordinated debentures (the "Debentures") outstanding. The seven-year-term Debentures mature September 15, 2006, bear interest at a rate of 5.50% per annum, and are convertible at the option of the holder into an aggregate of approximately 12,867,000 shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $23.32 per share, subject to adjustment under certain conditions. In accordance with the terms of the Debentures, the Company has the right to redeem the notes, in whole or in part beginning September 15, 2002. The redemption amount will range from $309,420,000 to $302,370,000, if the Debentures are redeemed between September 15, 2002, and September 14, 2006. Redemptions after September 14, 2006, will be at $300,000,000. The Company will pay accrued interest through the redemption date. The Company is not subject to any restrictive covenants related to the Debentures.

  Commitments and Contingencies

  Letters of Credit

  As of December 31, 2002, the Company had secured letters of credit with banks totaling approximately $10,140,000. These letters of credit, which expire between February 2003 and November 2015, collateralize the Company's lease obligations to various third parties.

  Legal Actions

  The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of pending legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Indemnifications

  The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an "SLSA"). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company's software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The SLSA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2002. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Employee Benefit Plan

  The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 20% of their compensation, limited to $11,000 in 2002. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

  Lease Obligations

  During the year ended December 31, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24,873,000. The Company has recorded this arrangement as a capital lease. The lease requires monthly payments of $589,000, which includes both principal and interest, through December 31, 2005.

  As of December 31, 2002, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2003 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for the years ended December 31, 2000, 2001 and 2002, was $72,871,000, $117,586,000 and $114,358,000, respectively.

  Future minimum lease payments under both operating and capital leases as of December 31, 2002, are as follows (in thousands):

                                                                               Operating Leases
                                                                     --------------------------------------
                                                                        Leases
                                                           Capital      in the       All Other     Total
Year Ending December 31,                                   Leases    Restructuring    Leases     Operating
-------------------------------------------------------- ----------  -------------  ----------  -----------
2003.................................................... $  11,486   $     37,789   $  88,389   $  126,178
2004....................................................    10,013         38,525      86,006      124,531
2005....................................................     6,479         34,534      82,383      116,917
2006....................................................        --         24,505      84,326      108,831
2007....................................................        --         22,687      80,806      103,493
2008, and thereafter....................................        --        130,445     524,692      655,137
                                                         ----------  -------------  ----------  -----------
     Total minimum lease payments.......................    27,978   $    288,485   $ 946,602   $1,235,087
                                                                     =============  ==========  ===========
     Amounts representing interest......................    (2,226)
                                                         ----------
     Present value of minimum lease payments............    25,752
     Less: capital lease obligations, short-term
        portion (included in accrued liabilities).......    10,178
                                                         ----------
     Capital lease obligations, long-term portion....... $  15,574
                                                         ==========

  The lease commitments in the above table designated as "Leases in the Restructuring" include only the non-cancelable portion of lease commitments included in the Restructuring and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10, the Company has reduced these lease commitments by estimated sublease income of $159,100,000 in determining the total Restructuring obligations of $154,548,000 recorded in the accompanying balance sheet as of December 31, 2002. Please refer to Note 2 for a further discussion of the Restructuring and the components of the related obligations.

  Preferred Stock and Stockholders' Equity

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

  Convertible Preferred Stock

  During the year ended December 31, 2000, OnLink Technologies, Inc. ("OnLink") issued 697,000 shares of its Series C preferred stock for net proceeds of $19,975,000, resulting in an aggregate of 3,516,000 shares of its Series A, B and C convertible preferred stock outstanding. In connection with the Company's acquisition of OnLink, the holders of the preferred stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OnLink's common stock on October 2, 2000.

  Mandatorily Redeemable Convertible Preferred Stock

  Prior to the Company's acquisition of OpenSite Technologies, Inc. ("OpenSite"), OpenSite had issued an aggregate of 5,324,000 shares of its mandatorily redeemable convertible preferred stock (the "Redeemable Preferred Stock"), net of repurchases, in private placement transactions. In connection with the Company's acquisition of OpenSite, the holders of the Redeemable Preferred Stock converted their shares pursuant to their existing terms on a one-for-one basis into shares of OpenSite's common stock on May 17, 2000. Prior to the conversion of the Redeemable Preferred Stock, the holders of such stock had certain preferences over the holders of OpenSite's common stock, including liquidation preferences, dividend rights and redemption rights. In addition, the holders of the Redeemable Preferred Stock could require OpenSite to repurchase the Redeemable Preferred Stock at the then-current fair value of OpenSite's common stock, subject to certain restrictions. Accordingly, the Company recorded non-cash charges to stockholders' equity of $98,755,000 during the year ended December 31, 2000, to reflect the Redeemable Preferred Stock at its then-current redemption value. This charge to equity has been deducted from the Company's net income in calculating both basic and diluted earnings per share. As a result of the conversion of the Redeemable Preferred Stock, the Company stopped recording the accretion on the Preferred Stock on May 17, 2000.

  Warrants for Common Stock

  In May 2000, OnLink issued approximately 109,200 warrants for shares of common stock in connection with license agreements entered into with a customer. The warrants had an exercise price of $21.52 per share and were fully vested and exercisable at the time of issuance. OnLink recorded the fair value of these warrants of $1,176,000 at the time of issuance based on the Black-Scholes valuation model, using a risk-free interest rate of 4.85%, a contract life of three years and a volatility factor of 71.0%. The value of these warrants was amortized as a reduction to revenues over the term of the contract, which ended in 2001.

  Stock Issued for Services

  During 2000, prior to its acquisition by the Company, OpenSite issued 34,690 shares of common stock valued at $1,921,000 to settle a management fee. The shares were issued in accordance with the terms of the related agreement.

  Stock Options

  Overview of the Company's Employee Stock Option and Purchase Plans

  The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan, the 1996 Supplemental Stock Option Plan and the 1998 Equity Incentive Plan (collectively, the "Plans"), provide for the issuance of up to an aggregate of 460,000,000 shares of common stock to employees, directors and consultants. The Plans provide for the issuance of incentive and non-statutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights.

  Under the Plans, the exercise price for incentive stock options must be at least 100% of the fair market value on the date of the grant. Stock options granted under the Plans generally expire in six to ten years; however, incentive stock options granted to an optionee who owns common stock representing more than 10% of the voting power of all classes of the Company's common stock expire in five years. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over five years.

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

  Option Repurchase

  On August 29, 2002, the Company commenced an offer (the "Option Repurchase") to its employees to repurchase stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). Stock options to purchase an aggregate of 31,950,000 shares were eligible for tender at the commencement of the Option Repurchase, representing approximately 14% of the Company's outstanding stock options as of the commencement date. Members of the Company's Board of Directors were excluded from the Option Repurchase and, accordingly two individuals, the Company's Chairman and CEO and its Vice Chairman, Co-Founder and Vice President, Strategic Planning did not participate. The Company also excluded employees on a leave of absence (other than for medical, maternity, military, workers' compensation or other statutorily protected reasons) and employees who submitted a letter of resignation or received notice of termination prior to the termination of the offer period.

  Eligible employees who participated in the Option Repurchase received, in exchange for the repurchase of tendered stock options, a fixed amount of consideration equal to the number of common shares underlying such tendered stock options, multiplied by $1.85. In accordance with terms of the Option Repurchase, employees who were due total consideration of $5,000 or less received the consideration (less applicable tax withholdings) in cash, and employees who were due more than $5,000 received the consideration (less applicable tax withholdings) in fully vested, non-forfeitable shares of the Company's common stock. The Company concluded that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $1.85 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, the Company used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the options, which ranged from approximately seven years to eight years; (ii) a volatility of 45.0% during the expected life; (iii) a risk-free interest rate of 4.0%; and (iv) no dividends. The repurchase amount of $1.85 offered by the Company for each Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

  Because substantial consideration was provided in exchange for repurchase of Eligible Options, as described in Issue 39(f) of EITF Issue No. 00-23, the Company concluded that variable accounting would not be required for stock options granted to participants more than six months prior to the date of the offer. Further, variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the offer that were not surrendered for repurchase, because: (i) the shares of common stock offered were fully vested and non-forfeitable; and (ii) the number of common shares to be received by an employee who accepts the offer is based on the number of surrendered stock options multiplied by $1.85, divided by the fair value of the common stock at the date of repurchase. The Company further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 apply to the stock options surrendered for repurchase. Because the Company had granted no stock options to the holders of the Eligible Options in the six months preceding the commencement of the tender offer period, variable accounting is not required for any of the Company's outstanding stock options not subject to the Option Repurchase. The Company does not intend to grant stock options to any participants in the Option Repurchase for at least six months following the conclusion of the tender offer period. If any stock options are granted to participants in the Option Repurchase within the six months following the end of the tender offer period, those stock options will receive variable accounting.

  On September 30, 2002, the offer period ended and the Company repurchased 28,057,000 Eligible Options for total consideration of $51,905,000, consisting of $31,471,000 of fully vested, non-forfeitable shares of the Company's common stock (5,473,000 shares) and $20,434,000 in cash. The number of fully vested, non-forfeitable shares of the Company's common stock issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002, of $5.75 per share. The Company recorded a compensation charge of $54,879,000 related to the Option Repurchase, consisting of $51,905,000 related to the consideration paid and $2,974,000 of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying consolidated statement of operations based on the individual employee's functional responsibility.

  While the shares of common stock issued under the Option Repurchase are fully vested and non-forfeitable, a total of 4,114,000 shares of common stock are subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. Holders of these 4,114,000 fully vested, non-forfeitable shares issued in the Option Repurchase are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. Accordingly, 1,947,000, 1,947,000, 142,000 and 78,000 fully vested, non-forfeitable shares of the Company's common stock will be released from the holding period on October 1, 2003, 2004, 2005 and 2006, respectively. The remaining 1,359,000 shares of common stock issued in the Option Repurchase were freely tradable at issuance.

  CEO Option Cancellation

  From October 29, 1998 through October 24, 2001, the Company's Chief Executive Officer (the "CEO") was granted 25,950,000 stock options with exercise prices ranging from $4.91 to $59.81 per share. The CEO has received no stock option grants since October 24, 2001, nor has the CEO received any bonus since the first quarter of 2001. In addition, at the request of the Company's CEO, his salary was reduced to one dollar per year in the first quarter of 2001. In June 2002, the Company's CEO notified the Board of Directors of his intent to cancel certain of his outstanding stock options in order to further reduce net dilution from stock options to the Company's stockholders. On December 11, 2002, the Company's Compensation and Audit Committees of the Board of Directors approved the cancellation of these 25,950,000 stock options. In January 2003, the 25,950,000 stock options were cancelled and are no longer outstanding.

  The stock options cancelled had a weighted average exercise price of $34.63, with exercise prices ranging from $4.91 to $59.81 per share, and represented all stock options granted to the Company's CEO subsequent to October 29, 1998. The stock options cancelled had a fair value of $56,100,000, as determined by the Black-Scholes option-pricing model. In determining the fair value of these stock options, the Company used the following weighted-average assumptions: (i) an expected remaining life of six years; (ii) a volatility of 50.0% during the expected life; (iii) a risk-free interest rate of 3.4%; and (iv) no dividends. The approach used to develop these weighted-average assumptions is the same as discussed below in the Section "Stock-Based Compensation." Differences between average useful life and volatility assumptions for these stock options, as compared to assumptions disclosed elsewhere herein, primary relate to differences in the characteristics of the stock options being valued (primarily differences in the average exercise price of the related stock options).

  The Company provided no compensation in exchange for the cancellation of the CEO's stock options, and no additional stock options will be granted to the CEO for a period of at least six months following the cancellation, nor will the CEO receive any salary, other than the one dollar per year currently being paid, or bonus for a period of at least six months following the cancellation.

  As a result of the cancellation of the Company's CEO's options in January 2003, the Company must accelerate the amortization of the remaining deferred compensation related to the cancelled stock options in accordance with SFAS 123. Accordingly, the Company's SFAS 123 earnings disclosure in the notes to the consolidated financial statements for the year ended December 31, 2003, will include a footnote disclosure charge of approximately $250,000,000 related to the acceleration of deferred compensation for the unvested portion of the cancelled options (approximately 42% of the options were not vested at cancellation). This amount will be in addition to the SFAS 123 expense related to all of the Company's other stock options.

  However, as the result of the cancellation of the CEO's options, the notes to the Company's annual consolidated financial statements for future periods will no longer reflect SFAS 123 amortization of compensation expense related to the cancelled stock options. Specifically, the SFAS 123 compensation expense for the years ended December 31, 2003, 2004 and 2005, will be reduced by approximately $100,000,000, $95,000,000 and $55,000,000, respectively.

  Stock Options Outstanding

  Combined plan activity for the years ended December 31, 2000, 2001 and 2002, is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant      Shares    Price per Share
                                                              ------------ ------------ ---------------
   Balances, December 31, 1999............................... 119,860,363  173,544,982   $        7.61
     Additional shares authorized............................  43,600,971           --
     Options granted to employees............................ (35,444,515)  35,444,515   $       62.09
     Options granted to officers and directors............... (11,320,000)  11,320,000   $       55.49
     Options exercised.......................................          --  (29,497,843)  $        4.98
     Options forfeited/canceled upon termination.............  15,028,952  (15,028,952)  $       13.87
                                                              ------------ ------------ ---------------
   Balances, December 31, 2000............................... 131,725,771  175,782,702   $       21.59
     Additional shares authorized............................  77,998,826           --
     Options granted to employees............................ (94,402,370)  94,402,370   $       25.40
     Options granted to officers and directors............... (16,434,000)  16,434,000   $       31.05
     Options exercised.......................................          --  (20,597,487)  $        5.25
     Options forfeited/canceled upon termination.............  18,290,320  (18,817,823)  $       36.90
                                                              ------------ ------------ ---------------
   Balances, December 31, 2001............................... 117,178,547  247,203,762   $       23.81
     Issuance of restricted stock............................    (200,000)          --
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options forfeited/canceled upon termination.............  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002............................... 161,307,093  185,472,781   $       17.42
                                                              ============ ============   =============

  The following table summarizes information about the Company's stock options outstanding as of December 31, 2002:

                                     Options Outstanding                   Options Exercisable
                         ---------------------------------------------  --------------------------
                                           Wtd. Avg.       Wtd. Avg.                    Wtd. Avg.
        Range of            Number         Remaining        Exercise       Number       Exercise
      Exercise Prices      of Shares     Life (Years)        Price       of Shares        Price
------------------------ -------------   -------------  --------------  ------------ -------------
       $0.01  -    7.39    63,968,804             4.6    $       3.58    52,374,819   $      3.45
       $7.40  -   15.00    16,641,120             6.4    $       9.99     9,623,037   $     10.03
      $15.01  -   25.00    69,401,171             8.4    $      18.86    24,187,222   $     20.62
      $25.01  -   40.00    15,476,003             7.9    $      33.24     5,103,604   $     33.84
      $40.01  -   60.00    18,434,198             7.4    $      48.64     8,443,562   $     47.00
      $60.01  -   80.00     1,329,910             7.1    $      71.37       277,414   $     69.02
      $80.01  -  109.05       221,575             5.4    $      93.61       108,602   $     91.81
------------------------ -------------   -------------  --------------  ------------ -------------
       $0.01  -  109.05   185,472,781             6.8    $      17.42   100,118,260   $     13.73
                         =============                                  ============

  As of December 31, 2000 and 2001, the Company had 55,301,000 and 72,889,000 exercisable stock options outstanding, respectively, with weighted average exercise prices of $5.94 and $15.23 per share, respectively.

  The above tables do not reflect the cancellation of 25,950,000 of the Company's CEO's stock options in January 2003. The stock options cancelled had a weighted average exercise price of $34.63 per share and ranged from $4.91 to $59.81 per share. As discussed above, the Company did not and will not provide any consideration to its CEO in exchange for the cancellation of these options.

  Restricted Stock

  During the year ended December 31, 2002, the Company issued a total of 200,000 shares of restricted stock to certain of its employees for nominal consideration. The Company has recorded deferred compensation of $1,447,000 related to this issuance of restricted stock, which will be expensed on a straight-line basis over the five-year vesting period. The Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock; or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  As of December 31, 2001 and December 31, 2002, the Company had a total of 271,000 and 255,000 shares, respectively, of its common stock outstanding that were subject to repurchase by the Company as a result of the early exercise of stock options or issuance of restricted stock. No compensation expense has resulted at the time of the repurchases of the Company's restricted shares since the consideration paid by the Company equaled the lower of: (i) the original purchase price of the restricted stock; or (ii) the fair value of the Company's common stock.

  Employee Stock Purchase Plan

  In May 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 5,600,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's initial public offering. In January 1997, the Board of Directors of the Company adopted an amendment to the Purchase Plan to increase the number of shares authorized for issuance under the Purchase Plan to 13,600,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 2000, 2001 and 2002, the Company issued 885,000, 1,470,000 and 3,109,000 shares, respectively, under the Purchase Plan with weighted average prices of $45.30, $32.85 and $9.45 per share, respectively. As of December 31, 2002, there were 929,000 shares available for future issuance under the Purchase Plan.

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                      2000        2001        2002
                                                                                    ---------  ----------  -----------
Shares used in basic net income (loss) per share computation......................   423,067     457,031      475,617
Effect of dilutive potential common shares resulting from
   stock options and common stock warrants........................................    95,886      65,690           --
Effect of dilutive potential common shares resulting from
   common stock subject to repurchase.............................................       829         249           --
Effect of dilutive convertible preferred stock....................................     2,539          --           --
                                                                                    ---------  ----------  -----------
Shares used in diluted net income (loss) per share computation....................   522,321     522,970      475,617
                                                                                    =========  ==========  ===========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock options. The impact of the Company's stock options on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. The dilutive impact of the Company's stock options was calculated using an average price of the Company's common stock of $75.74 and $36.52 per share for the years ended December 31, 2000 and 2001, respectively. Because the Company reported a net loss during the year ended December 31, 2002, the Company excluded the impact of all stock options in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

  The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                      2000        2001        2002
                                                                                    ---------  ----------  -----------
Stock options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period......................    11,599      59,504       99,537
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the Company
  reporting a net loss during the period..........................................        --          --       40,397
Weighted average shares issuable upon conversion of the convertible
  subordinated debentures.........................................................    12,867      12,867       12,867
Weighted average shares issuable upon conversion of the mandatorily
  redeemable convertible preferred stock..........................................     2,012          --           --
                                                                                    ---------  ----------  -----------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation....................................................    26,478      72,371      152,801
                                                                                    =========  ==========  ===========

  Under the treasury stock method, stock options with the exercise prices exceeding the average fair value of the Company's common stock during the period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $89.82, $58.05 and $27.63 per share, respectively. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock of $17.70 per share during 2002 were excluded from the diluted earnings per share computation because the Company reported a net loss during 2002.

  Income Taxes

  Income (loss) before tax expense (benefit) includes income from foreign operations of approximately $24,040,000, $145,469,000 and $26,113,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The components of income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002, are as follows (in thousands):

                                                           December 31,
                                                 --------------------------------
                                                    2000       2001       2002
                                                 ---------- ---------- ----------
 Current:
   Federal...................................... $   9,168  $  48,626  $   9,322
   State........................................     5,384     19,047      1,772
   Foreign......................................    24,405     39,672     19,254
                                                 ---------- ---------- ----------
     Total current..............................    38,957    107,345     30,348
 Deferred:
   Federal......................................   (50,734)    13,493    (32,757)
   State........................................   (13,571)   (20,602)   (12,705)
   Foreign......................................     2,246     (4,527)    (4,969)
                                                 ---------- ---------- ----------
     Total deferred.............................   (62,059)   (11,636)   (50,431)

 Charge in lieu of taxes attributable
   to employer's stock option plans.............   185,613     53,800         --
                                                 ---------- ---------- ----------
     Total income tax expense (benefit)......... $ 162,511  $ 149,509  $ (20,083)
                                                 ========== ========== ==========

  The differences between the income tax expense (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002, are as follows:

                                                                        December 31,
                                                             --------------------------------
                                                                2000       2001       2002
                                                             ---------- ---------- ----------
  Expected income tax expense (benefit)....................      35.0%     35.0%    (35.0)%
  State income taxes (benefit), net of federal tax benefit.       4.7%      4.4%    (11.9)%
  Research and development credit..........................      (1.0)%     (1.3)%     (3.7)%
  Deferred compensation....................................       0.9%      0.4%      2.1%
  Meals and entertainment..................................       0.7%      0.5%      3.5%
  Foreign rate differential................................      (2.3)%     (3.0)%      7.4%
  Other, net...............................................       4.3%      1.0%      1.6%
                                                             ---------- ---------- ----------
    Total income taxes.....................................      42.3%     37.0%    (36.0)%
                                                             ========== ========== ==========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2001 and 2002, are as follows (in thousands):

                                                                December 31,
                                                            ---------------------
                                                               2001       2002
                                                            ---------- ----------
 Deferred tax assets:
   Allowance for doubtful accounts and returns............. $  15,747  $  13,823
   Accruals and reserves, not currently deducted
     for tax purposes......................................    11,179     66,444
   Credits and charitable contribution carryforwards.......    86,433    112,483
   Net operating loss carryforward.........................   506,781    555,035
   Depreciation and amortization...........................    52,725     44,521
   Other...................................................    13,231     12,219
                                                            ---------- ----------
     Deferred tax assets...................................   686,096    804,525
                                                            ---------- ----------
 Deferred tax liabilities:
   Unrealized gain on investments..........................    (4,692)    (4,470)
                                                            ---------- ----------
     Deferred tax liabilities..............................    (4,692)    (4,470)
                                                            ---------- ----------
 Valuation allowance.......................................  (570,548)  (660,826)
                                                            ---------- ----------

       Net deferred tax assets............................. $ 110,856  $ 139,229
                                                            ========== ==========

  Deferred tax assets of approximately $661,000,000 at December 31, 2002, pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable stemming from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense.

  As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $1,446,200,000 and $966,200,000, respectively, available to offset future taxable income. In addition, the Company had federal and state research and development credit carryforwards of $44,884,000 and $41,422,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss ("NOL") carryforwards will begin to expire in 2011, if not utilized. The Company's state NOL carryforwards will begin to expire in 2004, if not utilized. The Company's federal research and development credit carryforward will begin to expire in 2011, if not utilized. The state research and development credit can be carried forward indefinitely.

  The Company's U.S. Federal income tax returns and payroll tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). To date, the IRS has not proposed any material adjustments to or assessments related to these returns. Should the IRS propose adjustments to the Company's U.S. Federal income tax returns as a result of its examination, the Company believes that it has made adequate provision in the financial statements for such adjustments, if any. The Company has not made any provision for potential assessments by the IRS related to its payroll tax returns in the accompanying financial statements, as the amount, if any, which the Company may have to pay is not currently estimable.

  The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the United States. As of December 31, 2002, the Company has unrecognized deferred tax liabilities of approximately $65,000,000 related to approximately $183,000,000 of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered permanently invested in operations outside the United States.

  Related Party Transactions

  A member of the Company's Board of Directors serves as an officer for one of the Company's customers. During the years ended December 31, 2001 and 2002, software license revenues from this customer totaled $707,000 and $1,531,000, respectively. There were not any significant related party transactions during the year ended December 31, 2000.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific eBusiness software applications. Substantially all revenues result from the license of the Company's software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenues or any other related financial information by individual software product.

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

  Total international revenues for the years ended December 31, 2000, 2001 and 2002 were $648,547,000, $838,143,000 and $619,198,000, respectively. International software license revenues for the years ended December 31, 2000, 2001 and 2002, were $441,717,000, $479,335,000 and $290,799,000, respectively. The Company's international software license revenues are principally in Europe and Asia Pacific. The following geographic information is presented for the years ended December 31, 2000, 2001 and 2002 (in thousands):

                            United                Asia    Canada and
                  Year      States     Europe   Pacific  Latin America     Totals
                 ------- ----------- --------- --------- -------------  -----------
   Revenues:       2000  $1,171,659  $466,405  $ 96,043  $     86,099   $1,820,206
                   2001   1,246,453   626,567   120,951        90,625    2,084,596
                   2002   1,016,109   459,985    89,429        69,784    1,635,307

   Gross margin:   2000  $  828,630  $371,515  $ 75,381  $     63,595   $1,339,121
                   2001     823,164   478,082    87,610        54,715    1,443,571
                   2002     648,937   322,083    56,884        45,597    1,073,501

  No single customer has accounted for 10% or more of total revenues in 2000, 2001 or 2002.

  Business Combinations

  The Company did not complete any business combinations accounted for as pooling-of-interests during the years ended December 31, 2001 and 2002. During the year ended December 31, 2000, the Company completed the following transactions, each of which has been accounted for as a pooling-of-interests:

  Janna Systems Inc.

  On November 15, 2000, the Company acquired Janna Systems Inc. ("Janna"), a leading provider of eBusiness solutions for the financial services industry. Under the terms of the agreement, each outstanding Janna common share was exchanged for 0.4970 newly issued shares of the Company's common stock or, at the election of Janna stockholders resident in Canada, 0.4970 of newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary of the Company that are currently exchangeable for the Company's common stock. This resulted in the issuance of 9,385,000 shares of the Company's common stock to the former Janna stockholders (which number assumes that all of the Exchangeable Shares have been exchanged for the Company's common stock). In addition, all outstanding stock options of Janna were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price. All share data in the Company's consolidated financial statements reflects the Exchangeable Shares as having been exchanged for shares of the Company's common stock as of the earliest date presented.

  OnLink Technologies, Inc.

  On October 2, 2000, the Company acquired OnLink, a provider of eCommerce software. Under the terms of the agreement, each outstanding share of OnLink common stock was exchanged for 0.3308 newly issued shares of common stock of the Company. This resulted in the issuance of 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OnLink were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price.

  OpenSite Technologies, Inc.

  On May 17, 2000, the Company acquired OpenSite, a provider of dynamic commerce software. Under the terms of the agreement, each outstanding share of OpenSite common stock was exchanged for 0.2630 newly issued shares of common stock of the Company. This resulted in the issuance of 7,400,000 additional shares of the Company's common stock. In addition, all outstanding stock options of OpenSite were converted into the right to acquire the Company's common stock at the same exchange ratio with a corresponding adjustment to the exercise price.

  In connection with the Company's acquisitions of Janna, OnLink and OpenSite, the Company expensed approximately $36,504,000 of direct merger-related expenses. These costs consisted of investment banker fees; compensation expense associated with the acceleration of stock options in accordance with their existing terms; integration charges related to duplicate facilities and equipment; legal, accounting and other professional fees; and other miscellaneous expenses. As of December 31, 2002, the Company had settled substantially all of these merger-related costs.

  Each of the above transactions was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of each of the above companies have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. The following table presents the results of operations of each of the separate companies prior to their acquisition and the combined amounts for the period subsequent to acquisition during the year ended December 31, 2000, as presented in the accompanying consolidated financial statements of the Company (in thousands):

 Total revenues:
   Siebel................................... $ 1,780,205
   OpenSite.................................       3,709
   OnLink...................................       8,183
   Janna....................................      28,109
                                             ------------
                                             $ 1,820,206
                                             ============

 Net income (loss):
   Siebel................................... $   243,051
   OpenSite.................................      (6,310)
   OnLink...................................     (13,450)
   Janna....................................      (1,392)
                                             ------------
                                             $   221,899
                                             ============

  There were no adjustments to conform accounting methods or to eliminate intercompany transactions.

  Acquisitions

  During the three years in the period ended December 31, 2002, the Company completed the following transactions, each of which has been accounted for as a purchase:

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

  The Company acquired nQuire for consideration of $59,722,000, consisting of 2,259,810 shares of the Company's common stock valued at $58,416,000 and stock options to existing employees of nQuire to purchase 56,108 shares of its common stock valued at $1,306,000. The number of shares to be issued was not determined until November 19, 2001, and, accordingly, the common stock was valued based on the closing market price of the Company's common stock on that date. The Company valued the stock options issued to the employees of nQuire based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option and a volatility factor of 90.0%. The purchase price was allocated to tangible net assets, including net deferred tax assets of $5,318,000, other current assets of $1,258,000, property and equipment of $105,000, assumed current liabilities of $2,872,000 and deferred compensation related to unvested stock options and restricted common stock of $1,397,000. Based in part on an independent valuation study of nQuire, the Company determined that there was no purchased in-process research and development and that the only identifiable intangible asset not subsumed into goodwill (i.e., assembled workforce) was "acquired technology" valued at $7,500,000. The acquired technology is currently being amortized over its useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $47,016,000 was recorded as goodwill. This amount is not deductible for tax purposes.

  As a result of nQuire meeting certain revenue and product delivery targets during 2001 and 2002, as defined in the merger agreement, the Company issued an additional 262,000 shares valued at $6,231,000 during 2002. The Company recorded $6,004,000 of this additional consideration as goodwill and $227,000 as compensation expense. As a result of nQuire meeting certain revenue targets for the year ended December 31, 2002, as defined in the merger agreement, the Company issued an additional 207,000 shares valued at $1,670,000 in February 2003. The Company recorded $1,608,000 of this additional consideration as goodwill and the remaining $62,000 as compensation expense. In the event that nQuire meets certain post-closing revenue and product delivery targets for the year ended December 31, 2003, as defined in the merger agreement, the Company could issue the shareholders of nQuire an additional 525,000 shares of the Company's common stock (the "nQuire Earnout"). The ultimate value of the nQuire Earnout depends upon the market value of the Company's common stock when paid. The Company will record approximately 96.0% of the nQuire Earnout, if paid, as goodwill and the remaining 4.0% of the nQuire Earnout, if paid, as compensation expense. The Company will record the compensation portion of the payments when the Company determines that it is probable that the Company will be obligated to pay such amounts, and the goodwill portion will be recorded when actually paid.

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

  On January 12, 2001, the Company reacquired all of the outstanding securities of Sales.com for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000 and the issuance of stock options to purchase 49,895 shares of its common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000 and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology. This amount is currently being amortized over three years using the straight-line method.

  Wind S.r.l.

  On September 27, 2000 (the "Initial Purchase"), and September 28, 2001 (the "Final Purchase"), the Company acquired 81% and 19%, respectively, of the outstanding shares of Wind S.r.l. ("Wind") for net cash consideration of $3,257,000 and $928,500, respectively. The Initial Purchase price was allocated to tangible net assets, including current assets of $654,000, assumed current liabilities of $430,000 and property and equipment of $103,000. The excess of the Initial Purchase price over the fair value of the tangible net assets acquired of $2,930,000 and the Final Purchase price of $928,500 were both allocated to goodwill. Goodwill was amortized using a three-year life through January 1, 2002, at which time amortization ceased in accordance with SFAS 142. During the first quarters of 2001 and 2002, the Company paid additional consideration to Wind's stockholders of approximately $814,000 and $780,000, respectively, based on Wind meeting certain revenue targets, as defined in the merger agreement. The Company recorded this additional consideration as compensation expense.

  MOHR Development, Inc.

  On June 22, 2000, the Company acquired all of the outstanding securities of MOHR Development, Inc. ("MOHR") for net cash consideration of $7,905,000 and an obligation to pay an additional $3,000,000 (the "MOHR Obligation"). The Company paid the MOHR Obligation in two equal installments in January 2001 and 2002. The purchase price of $10,905,000 was allocated to tangible net assets, including current assets of $799,000, assumed current liabilities of $2,031,000 and property and equipment of $115,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $12,022,000 was allocated to goodwill. Goodwill was amortized using a three-year life through January 1, 2002, at which time amortization ceased in accordance with SFAS 142.

  As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,372,000 to MOHR's stockholders in the first quarter of 2001, of which $310,000 was recorded as goodwill and $1,062,000 as compensation expense. In addition, the Company paid additional consideration of $500,000 to MOHR's stockholders in the first quarter of 2002 and is obligated to pay an additional $1,500,000 in 2003. The Company recorded the 2002 payment as goodwill and has accrued the 2003 obligation as compensation expense as of December 31, 2002. If certain individuals meet certain post-closing conditions, as defined in the merger agreement, the Company could pay additional cash consideration of $500,000 in 2003. The Company will record this additional consideration, if paid, as goodwill.

  Paragren Technologies, Inc.

  On January 14, 2000, the Company acquired all of the outstanding securities of Paragren Technologies, Inc. ("Paragren") for cash consideration of $18,050,000. The purchase price was allocated to tangible net assets, including current assets of $942,000, assumed current liabilities of $1,442,000 and property and equipment of $976,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $17,574,000 was allocated to goodwill. As a result of meeting certain revenue targets, as defined in the merger agreement, the Company paid additional consideration of $1,756,000 to Paragren's stockholders during the first quarter of 2001. The Company recorded this additional consideration as goodwill. Goodwill was amortized using a three-year life through January 1, 2002, at which time amortization ceased in accordance with SFAS 142.

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

  Intangible assets acquired in connection with the above acquisitions consisted of the following (in thousands):

                                                               December 31,
                                                         -------------------------
                                                            2001          2002
                                                         ----------  -------------
Acquired technology..................................... $  26,747   $     26,747
Less: accumulated amortization..........................     7,747         16,393
                                                         ----------  -------------
     Intangible assets, net............................. $  19,000   $     10,354
                                                         ==========  =============

  As of December 31, 2002, future amortization expense related to the acquired technology is as follows (in thousands):

Year Ending December 31,
-------------------------------
2003.................................................... $   7,837
2004....................................................     2,517
                                                         ----------
     Total.............................................. $  10,354
                                                         ==========

  The changes in the carrying amount of goodwill during the year ended December 31, 2002, were as follows:

Balance as of December 31, 2001......................... $  72,869
Earnout payments to the stockholders of
   acquired companies...................................     8,112
Foreign currency fluctuation............................       (32)
                                                         ----------
Balance as of December 31, 2002......................... $  80,949
                                                         ==========

  Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the amortization provisions of SFAS 142 for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):

                                                                  December 31,
                                                       -----------------------------------
                                                           2000         2001       2002
                                                       ------------  ---------- ----------
Net income (loss) available to common stockholders:
   As reported........................................ $   123,144   $ 254,575  $ (35,704)
   Add: goodwill amortization, net of taxes...........       9,269      12,626         --
                                                       ------------  ---------- ----------
     Adjusted net income (loss)....................... $   132,413   $ 267,201  $ (35,704)
                                                       ============  ========== ==========

Diluted net income (loss) per share:
   As reported........................................ $      0.24   $    0.49  $   (0.08)
   Add: goodwill amortization, net of taxes...........        0.01        0.02         --
                                                       ------------  ---------- ----------
     Adjusted diluted net income (loss) per share..... $      0.25   $    0.51  $   (0.08)
                                                       ============  ========== ==========

Basic net income (loss) per share:
   As reported........................................ $      0.29   $    0.56  $   (0.08)
   Add: goodwill amortization, net of taxes...........        0.02        0.02         --
                                                       ------------  ---------- ----------
      Adjusted basic net income (loss) per share...... $      0.31   $    0.58  $   (0.08)
                                                       ============  ========== ==========

  Subsequent Events

  Stockholder Rights Plan

  On January 23, 2003, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan (the "Rights Plan") and the authorization of 100,000 shares of Series A2 junior participating preferred stock, par value $0.001 per share (the "Junior Preferred Stock"). The Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Accordingly, the Rights Plan will have certain anti-takeover effects.

  Under the terms of the Rights Plan, stockholders of record on February 13, 2003, received a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights trade with the Company's common stock and no separate Right certificates will be distributed until such time as the Rights become exercisable as described below. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Junior Preferred Stock at a price of $70.00 per one ten-thousandth of a share (the "Purchase Price"), subject to adjustment. Each one ten-thousandth of a share of Junior Preferred Stock is designed to be the economic equivalent of one share of the Company's common stock. However, until a Right is exercised, the holder of the Right will have no rights as a stockholder of the Company, including without limitation, the right to vote or receive dividends.

  The Rights are not exercisable until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the Company's outstanding common stock (an "Acquiring Person") except that Thomas M. Siebel, the Company's Chairman and CEO, and his affiliates may have greater beneficial ownership without becoming an "Acquiring Person"; or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"). The Rights will expire on February 12, 2013 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company. The exercise of Rights for shares of Junior Preferred Stock is at all times subject to the availability of a sufficient number of authorized but unissued Junior Preferred Stock.

  In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. If such number of shares is not and cannot be authorized, the Company may issue Junior Preferred Stock, cash, property, stock or a combination thereof in exchange for the Rights.

  At any time prior to the earliest of (i) such time as a person has become an Acquiring Person; or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). Following the expiration of these periods, the Rights become non-redeemable. Immediately upon any redemption of the Rights, the ability to exercise the Rights will terminate and the holders of Rights will be entitled to receive only the Redemption Price. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as the Rights are distributed no such amendment may adversely affect the interest of the holders of the Rights, excluding the interests of an Acquiring Person.

  The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Company does not expect the Rights to interfere with any merger or other business combination approved by the Board of Directors, as the Rights may be amended to permit such acquisition or redeemed by the Company at $0.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares; or (ii) the Final Expiration Date.

  Until the Rights become exercisable, the Rights will have no dilutive impact on the Company's earnings per share data. The Rights are protected by customary anti-dilution provisions.

  Series A2 Junior Participating Preferred Stock

  The Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. In the event of liquidation, the holders of the Junior Preferred Stock would be entitled to a minimum preferential liquidation payment of $10,000 per share, but would be entitled to receive an aggregate payment equal to 10,000 times the payment made per share of common stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Company's common stock. If issued, the Junior Preferred Stock will also be entitled to preferential dividends, when and if declared by the Board of Directors. Finally, in the event of any merger, consolidation or other transaction in which shares of the Company's common stock are exchanged, each share of Junior Preferred Stock will be entitled to receive 10,000 times the amount of consideration received per share of common stock. The Junior Preferred Stock would rank junior to any other series of the Company's preferred stock.

  Selected Quarterly Financial Data (unaudited)

  The following table presents selected quarterly information for 2001 and 2002 (in thousands, except share data):

                                                       First     Second    Third     Fourth
                                                      quarter   quarter   quarter   quarter
                                                     --------- --------- --------- ---------
  2001:
  Total revenues.................................... $598,750  $560,152  $437,890  $487,804
  Gross margin (1)..................................  416,749   391,648   285,801   349,373
  Net income........................................   76,921    76,557    35,197    65,900
  Diluted net income per share......................     0.15      0.15      0.07      0.13
  Basic net income per share........................     0.17      0.17      0.08      0.14

  2002:
  Total revenues.................................... $477,847  $405,562  $357,162  $394,736
  Gross margin (1) (2)..............................  341,419   275,219   207,548   249,315
  Net income (loss) (3).............................   64,621    29,775   (92,078)  (38,022)
  Diluted net income (loss) per share (4)...........     0.12      0.06     (0.19)    (0.08)
  Basic net income (loss) per share (4).............     0.14      0.06     (0.19)    (0.08)

    The Company's gross margin in the above table for all quarters presented has been conformed to the presentation for the year ended December 31, 2002. Specifically, the Company's gross margin reflects the reclassification of certain expenses related to its information technology support group from operating expenses to cost of professional services, maintenance and other revenues. These reclassifications did not impact previously reported revenues, operating income, net income or earnings per share data.

    These expense reclassifications reduced the Company's gross margin from the previously reported amounts by $4,965,000, $4,509,000, $3,809,000, and $4,354,000 for the periods ended March 31, June 30, September 30, and December 31, 2001, respectively. These expense reclassifications reduced the Company's gross margin from the previously reported amounts by $5,119,000, $5,742,000, $7,691,000, and $9,418,000 for the periods ended March 31, June 30, September 30, and December 31, 2002, respectively.

    As further described in Note 7, during the third quarter of 2002, the Company recorded a compensation charge of $54,879,000 related to the Option Repurchase. The Company has allocated this expense to the respective categories within the accompanying consolidated statement of operations based on the individual option holder's functional responsibility. Accordingly, gross margin for the third quarter of 2002 has been reduced by $14,119,000 for expenses incurred related to the repurchase of stock options held by the Company's professional service and technical support personnel.

    The Company completed the Restructuring and the Option Repurchase during 2002, which are discussed further in Notes 2 and 7, respectively. Included in operating expenses for the third quarter of 2002 is a charge of $109,383,000 related to the Restructuring and a compensation charge of $54,879,000 related to the Option Repurchase. On an after-tax basis, these charges reduced net income by $105,128,000 during the third quarter of 2002. Included in operating expenses for the fourth quarter of 2002 is a charge of $95,922,000 related to the Restructuring. On an after-tax basis, these charges reduced net income by $61,390,000 during the fourth quarter of 2002.

    The Company's third and fourth quarter operating results have been reduced by after-tax charges of $105,128,000 and $61,390,000, respectively, related to the Restructuring and Option Repurchase. Accordingly, the Company's diluted and basic loss per share data both include $0.22 per share during the third quarter of 2002 and $0.13 per share during the fourth quarter of 2002 related to these charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: March 13, 2003 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

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

Signature	Title	Date
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2003
/s/ Patricia A. House Patricia A. House	Vice Chairman and Vice President, Strategic Planning	March 14, 2003
/s/ James C. Gaither James C. Gaither	Director	March 14, 2003
/s/ Marc F. Racicot Marc F. Racicot	Director	March 14, 2003
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	March 13, 2003
_________________ Charles R. Schwab	Director	March __, 2003
/s/ George T. Shaheen George T. Shaheen	Director	March 14, 2003
/s/ A. Michael Spence, Ph.D. A. Michael Spence, Ph.D.	Director	March 14, 2003

CERTIFICATIONS

I, Thomas M. Siebel, certify that:

1. I have reviewed this annual report on Form 10-K of Siebel Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003

By:	/s/ Thomas M. Siebel

Thomas M. Siebel
Chairman and CEO

I, Kenneth A. Goldman, certify that:

1. I have reviewed this annual report on Form 10-K of Siebel Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer