Form 10-Q
period 2003-03-31
SIEBEL SYSTEMS INC
filed 2003-05-15
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of April 18, 2003, was 489,544,162.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2003
Table of Contents

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands; except per share data; unaudited)

                                                                           December 31,   March 31,
                                                                               2002          2003
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    667,511  $    672,388
   Short-term investments..............................................      1,494,093     1,548,457
                                                                          ------------- -------------
          Total cash, cash equivalents, and short-term investments.....      2,161,604     2,220,845

   Marketable equity securities........................................          4,613         3,786
   Accounts receivable, net............................................        275,764       234,720
   Deferred income taxes...............................................         96,518        96,752
   Prepaids and other..................................................         49,901        41,942
                                                                          ------------- -------------
          Total current assets.........................................      2,588,400     2,598,045

Property and equipment, net............................................        273,024       255,211
Goodwill...............................................................         80,949        81,968
Intangible assets, net.................................................         10,354         8,771
Other assets...........................................................         37,580        35,692
Deferred income taxes..................................................         42,711        42,711
                                                                          ------------- -------------
          Total assets.................................................   $  3,033,018  $  3,022,398
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     15,239  $     11,124
   Accrued expenses....................................................        319,622       295,486
   Restructuring obligations...........................................         42,703        40,768
   Deferred revenue....................................................        270,575       284,498
                                                                          ------------- -------------
          Total current liabilities....................................        648,139       631,876

Restructuring obligations, less current portion........................        111,845        98,480
Other long-term liabilities, less current portion......................         15,574        16,332
Convertible subordinated debentures....................................        300,000       300,000
                                                                          ------------- -------------
          Total liabilities............................................      1,075,558     1,046,688
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     486,428 and 488,819 shares issued and outstanding, respectively...            486           489
  Additional paid-in capital...........................................      1,486,612     1,493,467
  Deferred compensation................................................         (3,438)       (2,855)
  Accumulated other comprehensive income...............................         28,681        34,872
  Retained earnings....................................................        445,119       449,737
                                                                          ------------- -------------
          Total stockholders' equity...................................      1,957,460     1,975,710
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,033,018  $  3,022,398
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
 (in thousands, except per share data; unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                    2002        2003
                                                                 ---------- -----------
Revenues:
   Software....................................................  $ 246,047  $  112,092
   Professional services, maintenance and other................    231,800     220,663
                                                                 ---------- -----------
       Total revenues..........................................    477,847     332,755
                                                                 ---------- -----------
Cost of revenues:
   Software....................................................      5,295       4,721
   Professional services, maintenance and other................    131,133     125,512
                                                                 ---------- -----------
       Total cost of revenues..................................    136,428     130,233
                                                                 ---------- -----------
            Gross margin.......................................    341,419     202,522
                                                                 ---------- -----------
Operating expenses:
   Product development.........................................     83,719      79,271
   Sales and marketing.........................................    137,255     100,172
   General and administrative..................................     30,067      26,366
                                                                 ---------- -----------
       Total operating expenses................................    251,041     205,809
                                                                 ---------- -----------
            Operating income (loss)............................     90,378      (3,287)
                                                                 ---------- -----------
Other income, net:
   Interest and other income, net..............................     15,540      15,397
   Interest expense............................................     (4,947)     (4,894)
                                                                 ---------- -----------
       Total other income, net.................................     10,593      10,503
                                                                 ---------- -----------
            Income before income taxes.........................    100,971       7,216
Income taxes...................................................     36,350       2,598
                                                                 ---------- -----------
            Net income.........................................  $  64,621  $    4,618
                                                                 ========== ===========

Diluted net income per share...................................  $    0.12  $     0.01
                                                                 ========== ===========
Basic net income per share.....................................  $    0.14  $     0.01
                                                                 ========== ===========

Shares used in diluted share computation.......................    542,990     511,391
                                                                 ========== ===========
Shares used in basic share computation.........................    470,489     487,254
                                                                 ========== ===========
Comprehensive income:
Net income.....................................................  $  64,621  $    4,618
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments....................     (2,263)      5,316
   Realized (gain) loss on marketable investments previously
      recognized in other comprehensive income.................     (2,252)     (1,547)
   Unrealized gain (loss) on investments.......................     (3,168)      2,422
                                                                 ---------- -----------
       Other comprehensive income (loss).......................     (7,683)      6,191
                                                                 ---------- -----------
            Total comprehensive income.........................  $  56,938  $   10,809
                                                                 ========== ===========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
                                                                               2002        2003
                                                                            ---------- ------------
Cash flows from operating activities:
   Net income.............................................................. $  64,621  $     4,618
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and other amortization..................................    32,003       39,518
      Amortization of identifiable intangible assets.......................     2,228        1,959
      Compensation related to stock options, net...........................     1,607          505
      Provision for doubtful accounts and sales returns....................     4,757        3,779
      Tax benefit from exercise of stock options...........................    10,000           --
      Deferred income taxes................................................       504           55
      Write-down of cost-method investments to fair value..................        --          253
      Net realized gains on marketable investments.........................    (2,252)      (1,547)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................    22,379       37,338
         Prepaids and other................................................    16,341        7,959
         Accounts payable and accrued expenses.............................     5,285      (30,249)
         Restructuring obligations.........................................        --      (15,300)
         Deferred revenue..................................................    32,029       13,923
                                                                            ---------- ------------
           Net cash provided by operating activities.......................   189,502       62,811
                                                                            ---------- ------------
Cash flows from investing activities:
   Purchases of property and equipment.....................................   (22,645)      (9,255)
   Purchases of short-term investments.....................................  (348,075)    (531,759)
   Sales and maturities of short-term investments..........................   273,439      475,808
   Purchases of marketable equity securities...............................    (1,000)          --
   Proceeds from sale of marketable equity securities......................        --          126
   Purchase consideration for acquired businesses, net of cash received....      (500)      (1,500)
   Other non-operating assets and non-marketable securities................       491        1,332
                                                                            ---------- ------------
           Net cash used in investing activities...........................   (98,290)     (65,248)
                                                                            ---------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases..............    43,440        5,266
   Proceeds from equipment financing.......................................    24,873           --
   Repayments of capital lease obligations.................................    (2,001)      (3,256)
                                                                            ---------- ------------
           Net cash provided by financing activities.......................    66,312        2,010
                                                                            ---------- ------------
Effect of exchange rate fluctuations.......................................    (2,240)       5,304
                                                                            ---------- ------------
Change in cash and cash equivalents........................................   155,284        4,877
Cash and cash equivalents, beginning of period.............................   799,090      667,511
                                                                            ---------- ------------
Cash and cash equivalents, end of period................................... $ 954,374  $   672,388
                                                                            ========== ============
Supplemental disclosures of non-cash activities:
   Common stock and stock options issued for acquisitions.................. $   5,478  $     1,670
                                                                            ========== ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Siebel Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of March 31, 2003, and the three months ended March 31, 2002 and 2003, are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Use of Estimates

  The preparation of unaudited consolidated financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management's estimates.

  Concurrent and Nonmonetary Transactions

  The Company's customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a "Concurrent Transaction"). Software license transactions that occur within six months (i.e., "at or about the same time") of a purchase by the Company from that same customer are reviewed by management for appropriate accounting and disclosure. The Company accounts for Concurrent Transactions in accordance with APB No. 29 "Accounting for Nonmonetary Transactions" and EITF No. 01-02 "Interpretations of APB Opinion 29," collectively referred to as "APB 29." Concurrent Transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm's length. In addition, the Company receives competitive bids for the goods or services purchased by the Company in connection with Concurrent Transactions and these goods or services are budgeted by the Company in advance of the transaction, where appropriate.

  Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that: (i) the transaction meets its standard revenue recognition policies; (ii) the customer meets the Company's standard credit requirements; (iii) the transaction represents the culmination of the earnings process; and (iv) all goods or services purchased by the Company are necessary for its current operations and are expected to be placed into service shortly after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at fair value, as defined by APB 29. The Company determines fair value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the fair value of the goods or services purchased by the Company, whichever is more readily determinable. During the three months ended March 31, 2002, the Company recognized $19,800,000 of software license revenues from Concurrent Transactions. The Company did not have any Concurrent Transactions during the three months ended March 31, 2003.

  Recent Accounting Pronouncements

  Accounting for Asset Retirement Obligations

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's financial condition, results of operations or cash flows.

  Accounting for Costs Associated with Exit and Disposal Activities

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

  SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). Accordingly, SFAS 146 prohibits recognition of a liability based solely on an entity's commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 will not impact the Company's restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance. The adoption of SFAS 146 may, however, affect when future restructuring costs will be recognized and the amount of the future restructuring costs.

  Accounting for and Disclosure of Guarantees

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company's software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective as of December 31, 2002. The adoption of Interpretation 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three months ended March 31, 2002 and 2003.

  As of March 31, 2003, the Company's deferred compensation balances primarily related to stock awards issued in the fourth quarter of 2002 and the remaining unamortized portion of compensation expense associated with stock options granted by certain acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which range from three to five years.

  An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

  Summarized below are the pro forma effects on net income and net income per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                      2002       2003
                                                                                  ----------- ----------
 Net income (loss):
   As reported................................................................... $   64,621  $   4,618
                                                                                  ----------- ----------
   Compensation expense related to:
     Stock options accounted for in accordance with APB 25.......................      1,607        505
     In-the-money stock options..................................................     (7,350)    (4,102)
     Stock purchase rights under the Purchase Plan...............................     (8,234)      (863)
                                                                                  ----------- ----------
        Total pro forma expense, in the money stock options and Purchase Plan....    (13,977)    (4,460)
     Out-of-the-money stock options..............................................    (81,299)   (51,314)
     Stock options cancelled for no consideration................................    (36,596)  (251,821)
     Stock options forfeited/cancelled in connection with terminations...........    (26,368)       (17)
     Stock options subsequently repurchased on September 30, 2002................    (51,681)        --
                                                                                  ----------- ----------
        Total pro forma expense giving effect to SFAS 123........................   (209,921)  (307,612)
                                                                                  ----------- ----------
   Pro forma giving effect to SFAS 123........................................... $ (145,300) $(302,994)
                                                                                  =========== ==========
 Diluted net income (loss) per share:
   As reported................................................................... $     0.12  $    0.01
                                                                                  =========== ==========
   Pro forma giving effect to SFAS 123........................................... $    (0.31) $   (0.62)
                                                                                  =========== ==========

 Basic net income (loss) per share:
   As reported................................................................... $     0.14  $    0.01
                                                                                  =========== ==========
   Pro forma giving effect to SFAS 123........................................... $    (0.31) $   (0.62)
                                                                                  =========== ==========

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on March 31, 2003, of $8.01, and out-of-the-money stock options have exercise prices equal to or greater than $8.01.

  As the table above illustrates, $303,152,000, or 99%, of the total pro forma expense for stock options during the three months ended March 31, 2003, relates to: (i) stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $21.13 per share compared to a closing price of $8.01 per share as of March 31, 2003).

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table.

  The Company determined the assumptions used in computing the fair value of stock options or stock purchase rights as discussed in the remainder of this paragraph. The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, expected employee turnover, and the relationship between the exercise price and the fair market value of the Company's common stock, among other factors. The expected volatility was estimated giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. The risk-free rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                        Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        2002        2003
                                                                     ----------- ----------
 Risk-free interest rate...........................................       1.99%     1.93%
 Expected life (in years)..........................................        3.4        3.4
 Expected volatility...............................................         65%       65%

  During the three months ended March 31, 2002 and 2003, stock options granted had weighted average fair values of $15.98 and $3.63 per share, respectively, as calculated using the Black-Scholes option valuation model.

  The fair value of employees' stock purchase rights under the Company's Employee Stock Purchase Plan (the "Purchase Plan") was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

                                                                        Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        2002        2003
                                                                     ----------- ----------
 Risk-free interest rate...........................................       1.23%     1.13%
 Expected life (in years)..........................................        0.5        0.5
 Expected volatility...............................................         83%       63%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended March 31, 2002 and 2003, was $9.74 and $1.86 per share, respectively, including the 15% discount from the quoted market price.

  Restructuring

  Throughout 2001 and 2002, the Company reduced the discretionary portion of its operating costs to near minimal levels. As a result of the continued downturn in the information technology industry during 2002, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, continued to decline from the Company's historical levels. In response to this decline, the Company announced in July 2002 a restructuring of its operations and an associated workforce reduction (collectively, the "Restructuring"), which it completed in December 2002. The Restructuring was intended to: (i) strengthen the Company's competitive position; and (ii) reduce its cost structure and thereby improve its revenue per employee, operating margin and overall operating performance.

  The Company recognized a total charge related to this Restructuring of $205,305,000 in 2002. The Restructuring charge was comprised of: (i) severance and associated employee termination costs of $23,649,000 related to the reduction of the Company's workforce; (ii) lease termination costs and other costs of $155,701,000 associated with permanently vacating certain facilities; and (iii) non-cash impairment costs of $25,955,000 related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company settled $24,802,000 of the Restructuring obligations in 2002. The following table summarizes the Company's remaining Restructuring-related liabilities as of March 31, 2003 (in thousands):

                                                     Employee      Facility-
                                                    Termination     Related
                                                       Costs         Costs        Total
                                                   ------------ -------------- -----------
Restructuring obligations, December 31, 2002...... $     3,935  $     150,613  $  154,548
Cash payments.....................................      (2,364)       (12,936)    (15,300)
                                                   ------------ -------------- -----------
Restructuring obligations, March 31, 2003......... $     1,571  $     137,677  $  139,248
                                                   ============ ==============
   Less: Restructuring obligations, short-term....                                 40,768
                                                                               -----------
   Restructuring obligations, long-term...........                             $   98,480
                                                                               ===========

  The remaining costs associated with permanently vacating facilities are primarily comprised of the remaining lease obligations, net of estimated sublease income, along with costs associated with demising and subleasing the vacated facilities. The remaining costs associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through March 2022, or over a shorter period as the Company may negotiate with its lessors. The Company anticipates that the remaining costs associated with the reduction of the Company's workforce will be paid during 2003.

  The total Restructuring charge and related cash outlay are based on management's current estimates. The Company's estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

  Commitments and Contingencies

  Legal Actions

  On September 23, 2002, Teachers' Retirement System of Louisiana, a Louisiana public trust fund, filed a derivative suit against the Company's Board of Directors, as well as against the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Mateo. The derivative suit alleges, among other things, that members of the Company's Board of Directors breached their fiduciary duties by authorizing excessive compensation for the Company's Chairman and CEO, Thomas M. Siebel. The derivative plaintiffs seek compensatory and other damages, rescission of certain stock options and other relief. The suit alleges that the Company incorrectly accounted for stock options that were alleged to be granted below fair market value. The Company believes it has meritorious defenses to this suit, as the stock options in question were granted at fair market value. In addition, the stock options in question were cancelled in January 2003 as a result of actions initiated by Mr. Siebel in June 2002, prior to the filing of this suit by the Teachers' Retirement System of Louisiana. The Company cannot currently determine the ultimate outcome of this litigation and its possible impact on the Company.

  On May 9, 2003, the Company announced that, in response to an inquiry from the SEC, it is conducting an internal review of the circumstances involving recent statements that were reported by CBS MarketWatch to have been made by Company executives. On May 6, 2003, the SEC contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. The Audit Committee of the Company's Board of Directors is directing the review of the Company's compliance with applicable laws and company policies, and has engaged counsel in connection with such review. The Company has not concluded that any violation has occurred. Upon completion of the review, the Company intends to take required and appropriate actions, if any. The Company is cooperating in full with the SEC inquiry.

  In addition, the Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the Company's consolidated financial position, although results of operations or cash flows could be affected in a particular period.

  Income and Payroll Taxes

  The Company's U.S. Federal income tax returns and payroll tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). The Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the IRS has or may propose with respect to the U.S. Federal income tax return. The Company has not made any provision for potential assessments by the IRS related to its payroll tax returns in the accompanying consolidated financial statements, as the amount, if any, which the Company may have to pay is not currently estimable.

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

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of March 31, 2003, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2003 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of March 31, 2003, are as follows (in thousands):

                                                                             Operating Leases
                                                                ----------------------------------------
                                                                   Leases
                                                      Capital      in the        All Other      Total
                                                       Leases   Restructuring     Leases      Operating
                                                     ---------- --------------  -----------  -----------
Nine months ending December 31, 2003...............  $  10,567  $      28,292   $   67,100   $   95,392
Year ending December 31, 2004......................     12,584         38,296       87,322      125,618
Year ending December 31, 2005......................      6,479         34,224       83,874      118,098
Year ending December 31, 2006......................         --         24,221       84,438      108,659
Year ending December 31, 2007......................         --         22,400       80,902      103,302
Year ending December 31, 2008, and thereafter......         --        129,395      527,166      656,561
                                                     ---------- --------------  -----------  -----------
     Total minimum lease payments..................     29,630  $     276,828   $  930,802   $1,207,630
                                                                ==============  ===========  ===========
     Amounts representing interest.................     (2,047)
                                                     ----------
     Present value of minimum lease payments.......     27,583
     Less: capital lease obligations, short-term
        portion (included in accrued liabilities)..     12,767
                                                     ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)...  $  14,816
                                                     ==========

  The lease commitments in the above table designated as "Leases in the Restructuring" include only the non-cancelable portion of lease commitments included in the Restructuring and, accordingly, have not been reduced by estimated sublease income. Please refer to Note 2 for a further discussion of the Restructuring obligations.

  Stockholder Rights Plan and Preferred Stock

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

  The Rights are not exercisable until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the Company's outstanding common stock (an "Acquiring Person") except that Thomas M. Siebel, the Company's Chairman and CEO, and his affiliates may have greater beneficial ownership without becoming an "Acquiring Person"; or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"). The Rights will expire on February 12, 2013 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company. The exercise of Rights for shares of Junior Preferred Stock is at all times subject to the availability of a sufficient number of shares of authorized but unissued Junior Preferred Stock.

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

  Stock Option Cancellation

  In June 2002, the Company's CEO notified the Board of Directors of his intent to cancel 25,950,000 shares subject to outstanding stock options in order to reduce net dilution from stock options to the Company's stockholders. On December 11, 2002, the Company's Compensation and Audit Committees of the Board of Directors approved the cancellation of these stock options. In January 2003, the 25,950,000 stock options were cancelled and they are therefore no longer outstanding. Accordingly, the only stock options granted to the Company's CEO that remain in effect were granted in January 1998 or earlier.

  The stock options cancelled had a weighted average exercise price of $34.63, with exercise prices ranging from $4.91 to $59.81 per share, and represented all stock options granted to the Company's CEO subsequent to October 29, 1998. The stock options cancelled had a fair value of $56,100,000 at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30,150,000, or 54%, of the total fair value at cancellation), as determined by the Black-Scholes option-pricing model. In determining the fair value of these stock options, the Company used the following weighted-average assumptions: (i) an expected remaining life of six years; (ii) a volatility of 50% during the expected life; (iii) a risk-free interest rate of 3.4%; and (iv) no dividends. The approach used to develop these weighted-average assumptions is the same as discussed in Note 1 under the Section "Stock-Based Compensation." Differences between average useful life and volatility assumptions for these stock options, as compared to assumptions disclosed elsewhere herein, primarily relate to differences in the characteristics of the stock options being valued (primarily differences in the average exercise price of the related stock options).

  The Company provided no compensation in exchange for the cancellation of its CEO's stock options, and no additional stock options will be granted to him for a period of at least six months following the cancellation, nor will he receive any salary, other than the one dollar per year currently being paid or bonus for a period of at least six months following the cancellation.

  Net Income per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   ---------------------
                                                                                      2002       2003
                                                                                   ----------  ---------
Shares used in basic net income per share computation............................    470,489    487,254
Effect of dilutive potential common shares resulting from stock
   options and common stock warrants.............................................     72,341     23,978
Effect of dilutive potential common shares resulting from common
  stock subject to repurchase....................................................        160        159
                                                                                   ----------  ---------
Shares used in diluted net income per share computation..........................    542,990    511,391
                                                                                   ==========  =========

  Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company's stock options. The impact of the Company's stock options on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. The dilutive impact of the Company's stock options was calculated using an average price of the Company's common stock of $33.39 and $8.57 per share for the three months ended March 31, 2002 and 2003, respectively.

  The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   ---------------------
                                                                                      2002       2003
                                                                                   ----------  ---------
Stock options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period.....................     60,813     87,761
Weighted average shares issuable upon conversion of the convertible
  subordinated debentures........................................................     12,867     12,867
                                                                                   ----------  ---------
Total common stock equivalents excluded from diluted net income
  per share computation..........................................................     73,680    100,628
                                                                                   ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $56.82 and $21.81 per share during the three months ended March 31, 2002 and 2003, respectively.

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

  During the three months ended March 31, 2002 and 2003, no individual customer accounted for more than 10% of the Company's total revenues. International software license revenues for three months ended March 31, 2002 and 2003, were $94,450,000 and $57,354,000, respectively, representing 38% and 51% of software license revenues, respectively. Total international revenues for the three months ended March 31, 2002 and 2003, were $170,292,000 and $139,191,000, respectively, representing 36% and 42% of total revenues, respectively. International software license revenues and total revenues are primarily derived from countries in Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, restructuring and other expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this quarterly report are based on information available to us as of the date of this quarterly report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report and the risk factors under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company's consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including the Company's business, its performance during the first quarters of 2002 and 2003, key factors that impacted this performance and risks that may impact the Company's on-going operations.

Overview of the Company's Business

Siebel Systems is a leading provider of eBusiness applications software. Siebel eBusiness Applications are a family of enterprise applications software that enable an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business. The Company's partner relationship management applications unite the organization's partners, resellers and customers in one global information system to facilitate greater collaboration and increased revenues, productivity and customer satisfaction. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle. By deploying the comprehensive functionality of Siebel eBusiness Applications to better manage their customer, partner and employee relationships, the Company's customers achieve high levels of satisfaction from these constituencies and improve their competitiveness in their markets.

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

The Company plans to continue its efforts to develop software applications that meet its customers' and potential customers' changing business needs and to further reduce the total cost of ownership of its software applications through its newest product, Universal Application Network, or UAN. The Company regularly faces competition from new entrants to its product market. The Company will continue to take various steps, including the introduction of new products, reducing prices or other incentives, at such times as it deems appropriate, in order to further increase the acceptance of its products.

Overview of the Results for the Three Months Ended March 31, 2003

Beginning in 2001 and continuing through early 2003, economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. As the first quarter of 2003 progressed, global economic conditions appear to have become even more challenging, due in part to increased economic uncertainty and international tensions. Specifically, several leading economic indicators declined during the first quarter of 2003, including consumer confidence in the economy. In addition, capital spending by corporations, and more specifically information technology spending, appears to have been impacted disproportionately. Simply stated, the Company's biggest challenge during the first quarter of 2003 was the economy.

The Company believes that weak economic conditions have caused many corporations to intensify their efforts to identify and realize potential cost savings in these difficult economic circumstances. In addition, many corporations made capital expenditures in previous years in anticipation of future growth that did not materialize, thereby impacting their capital expenditures in 2002 and early 2003. The geopolitical uncertainties, including the recent hostilities involving the United States and Iraq, have exacerbated corporations' general cautiousness in setting their capital spending budgets.

Accordingly, the Company's operations and financial performance during the first quarter of 2003 were directly impacted by these economic conditions and uncertainties and the resulting decrease in information technology spending. Specifically, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs; and/or (iv) lengthened the purchasing cycle as the result of increased competition. In addition, during the latter part of March 2003, the United States and other countries entered into hostilities with Iraq, which the Company believes exacerbated the lack of corporate confidence in and uncertainty regarding the economy. As a result of these and other factors, both the number of software license revenue transactions and average transaction size continued to be negatively impacted during the first quarter of 2003, with individual transactions generating license revenues greater than or equal to $5 million affected to the greatest extent.

Further, on a sequential basis, the Company's first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because the majority of the Company's customers begin a new fiscal year on January 1 and capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. In addition, during the first quarter of each year, the Company transitions to a new fiscal year, including some re-assignment of sales territories and holding its annual sales meeting. This process of transitioning to a new fiscal year has historically resulted in lower sequential software license revenues in the Company's first quarter.

In response to these weak economic conditions, the Company has continued many of the initiatives undertaken in 2002 and achieved several milestones that will better enable the Company to grow its business when information technology spending returns to normalized levels, including:

  Industry analysts continued to acknowledge the Company's product leadership. For example, the Gartner Group, a prominent information technology market research firm, designated Siebel Systems as "leader" in ten of its copyrighted Magic Quadrants in 2003, up from seven in 2002. In nine of the ten categories, Gartner cited Siebel Systems as the only vendor that meets the leadership criteria for those CRM categories. There were a total of 18 Gartner Magic Quadrants covering CRM Suites, Marketing, Sales and Service. *

The Company believes that the Gartner Magic Quadrants provide an objective and rigorous evaluation of technology suppliers' global capabilities, breadth and depth of functionality, proven scalability, technology innovation, company viability and vision, and successful installed customer base. These quadrants assess a vendors' overall success in selling, deploying, supporting, and extending their applications.

___________________________

*  The Magic Quadrant is copyrighted February and March 2003 by Gartner, Inc. and is reused with permission, which permission should not be deemed to be an endorsement of any company or product depicted in the quadrant. The Magic Quadrant is Gartner, Inc.'s opinion and is an analytical representation of a marketplace at and for a specific time period. It measures vendors against Gartner defined criteria for a marketplace. The positioning of vendors within a Magic Quadrant is based on the complex interplay of many factors. Gartner does not advise enterprises to select only those firms in the "Leaders"** quadrant. In some situations, firms in the Visionary, Challenger, or Niche Player quadrants may be the right matches for an enterprise's requirements. Well-informed vendor selection decisions should rely on more than a Magic Quadrant. Gartner research is intended to be one of many information sources including other published information and direct analyst interaction. Gartner, Inc. expressly disclaims all warranties, express or implied, of fitness of this research for a particular purpose.

**  Leaders are performing well today, have a clear vision of market direction and are actively building competencies to sustain their leadership position in the market.

  The Company believes it was able to maintain its market share in the majority of the product categories in which it operates and continues as the technology leader in the CRM market. In addition, information technology surveys indicate CRM software is among the top spending priorities of corporations.

  The Company's customer satisfaction levels continued at already high levels, with an overall customer loyalty rating of 97%, based on a December 31, 2002 survey.

  The Company continued its focus on customer satisfaction through further development efforts of UAN, the Company's latest product release. The Company and leading systems integrators and software vendors continue to work together to further develop UAN in order to address one of the primary challenges currently facing the software applications industry: driving down the cost of application ownership and maintenance.

  The Company continued to reduce expenditures through stringent cost controls, including the following: (i) maintaining reduced advertising expenditures; (ii) maintaining the CEO's salary at one dollar per year; (iii) paying bonuses based on achievement of financial objectives (e.g., the Company's financial objectives were not met in the first quarter of 2003 and, as a result, bonuses were accrued at significantly reduced levels); and (iv) further reducing discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

  The Company implemented new cost control and cost savings initiatives, including: (i) new measures to reduce travel- and telecommunications-related expenditures; (ii) continued facilities consolidations; and (iii) reductions in depreciation, primarily through reduced capital expenditures.

  The Company continued its requirement of obtaining competitive bids for its purchases, where appropriate, and required CEO approval for all significant purchases.

In addition to the above accomplishments, the Company was able to achieve improvement in several of its key financial metrics. Specifically, despite the difficult economic challenges faced during the first quarter of 2003, the Company was able to operate a cash-positive, profitable business and achieved the following financial results:

  Total expenses decreased by $51.4 million, or 13%, from $387.5 million in the three months ended March 31, 2002, to $336.1 million in the three months ended March 31, 2003. This decrease was primarily due to cost savings from the Company's 2002 Restructuring and continued close monitoring of expenses.

  Cash and short-term investments increased by $59.2 million, or 3%, from $2,161.6 million as of December 31, 2002, to $2,220.8 million as of March 31, 2003, representing approximately 71% and 73% of total assets, respectively. During the periods of deteriorating global economic conditions from 2001 to 2003, the Company increased cash and short-term investments by $1,068.3 million, or 93%, primarily through cash flows from operations.

  Days sales outstanding was 63 days as of both December 31, 2002 and March 31, 2003.

  Cash flows from operations were $189.5 million and $62.8 million during the three months ended March 31, 2002 and 2003, respectively.

  Working capital increased from $1,940.3 million as of December 31, 2002, to $1,966.2 million as of March 31, 2003.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 5%, from $270.6 million as of December 31, 2002, to $284.5 million as March 31, 2003.

  Stockholders' equity increased from $1,957.5 million as of December 31, 2002, to $1,975.7 million as of March 31, 2003.

The Company is committed to continuing to improve these financial metrics and to returning its software license and total revenues to sequential quarterly growth. The Company has set the following objectives that will guide management's decisions throughout the remainder of 2003:

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

  Increase customer satisfaction levels;

  Increase the return on investment to the Company's customers from its products;

  Reduce the total cost of ownership related to the Company's products;

  Identify opportunities to expand product lines, both organically and through acquisition;

  Improve the execution within the Company's sales organization;

  Grow professional services, maintenance and other revenues;

  Commence new cost control initiatives to further reduce total cost per employee; and

  Expand operating margins.

The Company is committed to pursuing these objectives and building on the initiatives undertaken during 2002, thereby allowing it to return to positive revenue growth and to expand its operating margins.

The Company will continue to follow high professional standards in measuring and reporting its performance against the above objectives. Specifically, the Company believes that its accounting policies are prudent and provide a clear view of its financial performance. The Company utilizes its internal audit function to help ensure that it follows these accounting policies and maintains its internal controls. The Company has formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, to help ensure its internal controls over financial reporting are complete, accurate and appropriately documented. The Company has formed a Disclosure Committee, comprised primarily of senior financial and legal personnel, to help ensure the completeness and accuracy of the Company's financial results and disclosures. In addition, prior to the release of the Company's financial results, key members of the Company's management review the Company's annual and quarterly results and key accounting policies and estimates with its Audit Committee, which is comprised of independent members of the Company's Board of Directors.

Discussion of the Results of Operations for the Three Months Ended March 31, 2002 and 2003

Revenues

The following table sets forth the Company's revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2002 and 2003 (in thousands, except percentages):

                                                          Three Months Ended March 31,
                                                     ---------------------------------------
                                                            2002               2003
                                                     ------------------ --------------------
Revenues:
  Software..........................................  $246,047   51.5%   $112,092     33.7%
  Professional services, maintenance and other......   231,800   48.5     220,663     66.3
                                                      -------- ------    -------- --------
      Total revenues................................  $477,847  100.0%   $332,755    100.0%
                                                      ========  ======   ========  ========

Software. Software license revenues decreased by 54% from $246.0 million for the three months ended March 31, 2002, to $112.1 million for the three months ended March 31, 2003. Software license revenues as a percentage of total revenues decreased from 51% in the three months ended March 31, 2002, to 34% in the three months ended March 31, 2003. During 2002 and 2003, the Company's customers were impacted by, among many other factors: (i) the overall weakness of the global economy; (ii) continued reductions in corporate capital expenditures; (iii) geopolitical uncertainties; and (iv) operational execution. Accordingly, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase, due in part to increased competition; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. In addition, during the latter part of March 2003, the United States and other countries entered into hostilities with Iraq, which the Company believes exacerbated the lack of corporate confidence in and uncertainty regarding the economy. Accordingly, several of the Company's customers delayed their purchases of the Company's software at the end of the first quarter of 2003.

As a result of these and other factors, both the number of software license revenue transactions and average transaction size were negatively impacted in the first quarter of 2003, with individual transactions generating software license revenues greater than or equal to $5 million affected to the greatest extent. Specifically, the number of software license transactions decreased from approximately 600 in the first quarter of 2002 to approximately 400 in the first quarter of 2003, and the average transaction size decreased from $406,000 in the first quarter of 2002 to $282,000 in the first quarter of 2003. In addition, the number of transactions generating software license revenues greater than or equal to $5 million decreased from 12 transactions in the first quarter of 2002 to only two transactions in the first quarter of 2003. Consequently, the Company's software license revenues decreased by 54% from the first quarter of 2002 to the first quarter of 2003. The decline in software license revenues as a percentage of total revenues was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues.

The Company markets its products through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International software license revenues accounted for 38% and 51% of software license revenues for the three months ended March 31, 2002 and 2003, respectively. The Company expects international software license revenues will continue to account for a significant portion of its overall software license revenues in the foreseeable future.

The Company and its management are committed to improving the performance of its sales operations and returning the Company's software license revenues to positive sequential quarterly growth. Although the Company's software license revenues decreased on a year-over-year basis, the Company took several steps in the latter part of 2002 and early 2003 that it believes will better position it for future growth. Specifically, the Company reorganized its sales management in the fourth quarter of 2002, including the hiring of Richard P. Chiarello as Senior Vice President, Worldwide Sales, in order to improve the sales organization's performance. In addition, the Company continued to increase its customer base with 55% of software license revenues coming from new customer projects during the first quarter of 2003. The Company measures revenues from new customer projects based on software license transactions from new customers, new divisions of existing customers and/or new projects at existing customers. The Company believes that the expected continued growth of its customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels. In addition, many smaller software providers that compete with the Company fell into financial difficulties during 2001, 2002 and early 2003 as a result of the reluctance of customers to procure their software needs from a vendor lacking either a mature solution or secure financial outlook. Accordingly, the Company believes that it is well positioned to offer the customers and potential customers of these vendors the software solution they need.

The Company anticipates that its software license revenues will return to positive growth when the current geopolitical tensions ease and the overall economic conditions strengthen and, more specifically, when the overall demand for information technology increases. While the Company does not expect a significant improvement in information technology spending in the immediate future, the Company expects that the actions taken by management, along with a stabilizing economy in 2003, may result in a modest increase in sequential quarterly software license revenues in the second quarter of 2003. As a percentage of total revenues, the Company expects software license revenues to remain comparable to or increase from the levels during the first quarter of 2003.

The Company's future software license revenues and operating performance may be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties, including continued hostilities involving the United States and Iraq or other countries; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued competition; (vii) corporate and consumer confidence in the economy, evidenced, in part, by stock market levels; and (viii) other factors described under "Risk Factors" below.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues are primarily comprised of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Professional services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement and depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues decreased by 5% from $231.8 million for the three months ended March 31, 2002, to $220.7 million for the three months ended March 31, 2003. As a percentage of total revenues, professional services, maintenance and other revenues were 49% and 66% during the three months ended March 31, 2002 and 2003, respectively.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decline in revenues derived from the Company's implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance. The Company's maintenance revenues have continued to increase on a year-over-year basis, primarily due to the renewal of customer maintenance agreements and the signing of maintenance agreements at the time of a new software license. However, due primarily to weak economic conditions, the Company's efforts to renew existing customers' maintenance agreements have become more challenging. Specifically, maintenance revenues declined sequentially in the first quarter of 2003 from the fourth quarter of 2002, primarily due to the Company's customers down-sizing the number of their employees, thereby impacting the number of users of the Company's software.

While maintenance revenues have increased on a year-over-year basis, professional services revenues decreased in the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Because the Company's professional services revenues generally lag software license revenues by three to six months, the Company's implementation and training services are largely dependent on the amount of software license revenues generated in the preceding period. The deteriorating economic conditions and resulting decline in software license revenues throughout 2002 and early 2003 have negatively impacted professional services revenues in the first quarter of 2003. In addition, the Company has seen progressive pricing pressure on its professional services hourly rates as customers continue to focus on reducing costs in difficult economic conditions.

Professional services, maintenance and other revenues increased as a percentage of total revenues during 2003 due primarily to growth in the number of customers receiving maintenance, coupled with a comparatively sharper decrease in the Company's software license revenues. The Company expects that professional services, maintenance and other revenues will return to positive growth soon after the Company's software license revenues return to positive growth. The Company currently anticipates that quarterly professional services, maintenance and other revenues for the second quarter of 2003 will remain comparable to or increase from the levels in the first quarter of 2003. As a percentage of total revenues, the Company expects professional services, maintenance and other revenues to remain comparable to the levels achieved in the first quarter of 2003.

Cost of Revenues and Gross Margin

The following table sets forth the Company's cost of revenues and gross margin, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2002 and 2003 (in thousands, except percentages):

                                                          Three Months Ended March 31,
                                                     ---------------------------------------
                                                            2002               2003
                                                     ------------------ --------------------
Cost of revenues:
  Software..........................................  $  5,295    1.1%   $  4,721      1.4%
  Professional services, maintenance and other......   131,133   27.5     125,512     37.7
                                                      -------- ------    -------- --------
      Total cost of revenues........................  $136,428   28.6%   $130,233     39.1%
                                                      ========  ======   ========  ========
Gross margin........................................  $341,419   71.4%   $202,522     60.9%
                                                      ========  ======   ========  ========

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $5.3 million for the three months ended March 31, 2002, compared to $4.7 million for the three months ended March 31, 2003. As a percentage of software license revenues, cost of software license revenues was 2% in 2002, compared to 4% in 2003. Cost of software license revenues decreased in terms of absolute dollars primarily due to the decrease in software license revenues. As a percentage of software license revenues, these costs increased in 2003 compared to 2002, primarily due to a significant portion of these costs relating to amortization of acquired technology, which is relatively fixed in nature, and certain royalty arrangements which are fixed in nature (i.e., royalty rates that are time based and therefore do not vary with software license revenues). During the second quarter of 2003, cost of software license revenues as a percentage of software license revenues is expected to remain comparable to or decrease from the percentage incurred during the first quarter of 2003.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues decreased from $131.1 million for the three months ended March 31, 2002, to $125.5 million for the three months ended March 31, 2003. These costs were approximately 57% of professional services, maintenance and other revenues during each of these periods. Cost of professional services, maintenance and other revenues decreased in terms of the absolute dollar amount from 2002 to 2003 primarily due to: (i) the partial realization of cost savings from the Company's 2002 restructuring (the "Restructuring"), as described more fully in Note 2 to the accompanying unaudited consolidated financial statements, including savings from the reduction of personnel; and (ii) the further realization of cost savings from the Company's cost control initiatives, including reductions in the use of third party contractors and reductions of travel and entertainment related expenditures. Partially offsetting these cost savings were increases in compensation costs from the renewal of merit increases and other incentive compensation in the second half of 2002.

The Company expects to continue to reduce the cost of professional services, maintenance and other revenues through continuing its cost controls, further aligning its incentive compensation plans with gross margin attainment, and monitoring headcount within its professional services organization. The Company expects that professional services, maintenance and other costs, in terms of a percentage of professional services, maintenance and other revenues, will remain comparable to or decrease from the levels incurred during the first quarter of 2003.

Operating Expenses

The following table sets forth the Company's operating expenses, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2002 and 2003 (in thousands, except percentages):

                                                          Three Months Ended March 31,
                                                     ---------------------------------------
                                                            2002               2003
                                                     ------------------ --------------------
Operating expenses:
  Product development...............................  $ 83,719   17.5%   $ 79,271     23.8%
  Sales and marketing...............................   137,255   28.7     100,172     30.1
  General and administrative........................    30,067    6.3      26,366      8.0
                                                      --------  ------   --------  --------
      Total operating expenses......................  $251,041   52.5%   $205,809     61.9%
                                                      ========  ======   ========  ========

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expense decreased from $83.7 million for the three months ended March 31, 2002, to $79.3 million for the three months ended March 31, 2003. As a percentage of total revenues, product development expense was 18% for the three months ended March 31, 2002, as compared to 24% for the three months ended March 31, 2003.

The decrease in product development expense in terms of absolute dollars from March 31, 2002, to March 31, 2003 was primarily attributable to: (i) cost savings from the reduction of product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the Restructuring; and (ii) further realization of cost savings from the Company's cost control initiatives, including reductions of travel- and entertainment-related expenditures. Partially offsetting these cost savings were: (i) increased compensation costs from the renewal of merit increases and other incentive compensation in the second half of 2002; and (ii) increased costs from outside consultants in connection with the further development of the Company's newest product, UAN. Product development expense as a percentage of total revenues increased due to the Company's continued investment in the research and development during a period in which the Company's software license revenues decreased.

The Company anticipates that it will continue to devote substantial resources to develop new products, new versions of its existing products and additional modules for its products in the future. However, during the second quarter of 2003, the Company expects product development expenses, in terms of both absolute dollars and as a percentage of total revenues, to remain comparable to or increase from the levels incurred during the first quarter of 2003.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Sales and marketing expense is comprised primarily of costs associated with the Company's sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. Sales and marketing expense decreased from $137.3 million for the three months ended March 31, 2002, to $100.2 million for the three months ended March 31, 2003. As a percentage of total revenues, sales and marketing expense was 29% for the three months ended March 31, 2002, as compared to 30% for the three months ended March 31, 2003.

Sales and marketing expense decreased in terms of absolute dollars from 2002 to 2003 due to: (i) the continued close monitoring of the Company's expenses and further implementation of the Company's cost control initiatives, including reductions in travel and entertainment expenditures and advertising expenditures; (ii) the decrease in sales commissions and other incentive compensation that resulted from a decrease in the Company's software license revenues; and (iii) the further reduction of expenses as a result of the Restructuring, including the reduction of sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities in the second half of 2002. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of merit compensation increases and incentive compensation plans.

During the second quarter of 2003, the Company expects sales and marketing expense, in terms of a percentage of total revenues, to remain comparable to the levels incurred during the first quarter of 2003.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $30.1 million for the three months ended March 31, 2002, to $26.4 million for the three months ended March 31, 2003. As a percentage of total revenues, general and administrative expense was 6% for the 2002 period compared to 8% for the 2003 period. General and administrative expenses decreased from 2002 to 2003 primarily due to: (i) further reduction of expenses in the second half of 2002 as a result of the Restructuring, including the reduction of general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities; and (ii) a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of merit compensation increases and incentive compensation plans.

During the three months ended March 31, 2003, the majority of general and administrative expenses were relatively fixed in nature. Accordingly, general and administrative expense increased as a percentage of total revenues during the three months ended March 31, 2003, from the respective period in 2002, due primarily to a decrease in total revenues.

The Company expects to continue to closely monitor discretionary expenditures and continue many of the cost control initiatives discussed above throughout the remainder of 2003. Accordingly, during the second quarter of 2003, the Company anticipates general and administrative expense, in terms of a percentage of total revenues, will remain comparable to the levels incurred during the first quarter of 2003.

Operating Income (Loss) and Operating Margin

Operating income decreased from $90.4 million during the three months ended March 31, 2002, to an operating loss of $3.3 million during the three months ended March 31, 2003. Operating margin was 19% during the three months ended March 31, 2002, as compared to a negative operating margin of 1% during the three months ended March 31, 2003. The Company incurred negative operating income and margins during the three months ended March 31, 2003, primarily as the result of the decrease in the Company's software license revenues for the reasons described above. The decline in operating income and operating margin was partially offset by the cost savings from the Restructuring and management's cost control initiatives.

As a result of the Company's Restructuring efforts and the continued cost control efforts, the Company anticipates that its cost structure will be better aligned with its anticipated future revenue levels. While the Company does not expect a significant improvement in information technology spending in the immediate future, the Company expects that the actions taken by management during 2002 and early 2003, along with a stabilizing economy in 2003, may result in a modest increase in total revenues during the second quarter of 2003. As a result of the better alignment of the Company's cost structure with anticipated revenue levels, coupled with the anticipated modest increase in revenues, the Company currently expects operating margins to increase in the second quarter of 2003 from the levels achieved in the first quarter of 2003.

Other Income, Net

For the three months ended March 31, 2002 and 2003, other income, net was comprised of the following (in thousands):

                                                  Three Months Ended
                                                      March 31,
                                                ---------------------
                                                   2002       2003
                                                ---------- ----------
Interest income................................ $  14,072  $  14,236
Interest expense...............................    (4,947)    (4,894)
Net gains on marketable investments............     2,252      1,547
Write-down of cost-method investments..........        --       (253)
Other, net.....................................      (784)      (133)
                                                ---------- ----------
                                                $  10,593  $  10,503
                                                ========== ==========

Interest income represents earnings on the Company's cash and short-term investments. Interest income remained relatively flat in 2003 compared to 2002, primarily due to a decline in interest rates, which offset the Company's increased balances of cash and short-term investments. Interest expense primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for a further description of the convertible subordinated debentures).

During the three months ended March 31, 2002 and 2003, net gains on marketable investments were primarily the result of gains from sales of certain of the Company's short-term interest-bearing investments. The Company holds several minority interests, included in other assets, in companies having operations or technology in areas within its strategic focus. During the three months ended March 31, 2003, the write-down of cost-method investments represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes

The Company's provision for income taxes totaled $36.4 million and $2.6 million for the three months ended March 31, 2002 and 2003, respectively. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 36% in both the three months ended March 31, 2002 and 2003. The Company currently expects its Effective Rate for the second quarter of 2003 to be approximately 36%; however, the Company may have to increase its tax rate in future periods should the Company's actual geographical mix or absolute levels of annual pretax income differ from amounts currently expected.

Specifically, as part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its full-year income and the related income tax expense in each jurisdiction in which the Company operates. Changes in the geographical mix or estimated level of annual pretax income can impact the Company's overall effective tax rate. This process involves estimating the Company's current tax liabilities in each jurisdiction in which the Company operates, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on the Company's estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While the Company has considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing its valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

Net Income

The Company earned net income of $64.6 million and $4.6 million during the three months ended March 31, 2002 and 2003, respectively. Diluted net income per share was $0.12 and $0.01 per share for the three months ended March 31, 2002 and 2003, respectively.

Liquidity and Capital Resources

Overview

The Company derives its liquidity and capital resources primarily from its cash flows from operations and from working capital. The Company's working capital increased from $1,940.3 million as of December 31, 2002, to $1,966.2 million as of March 31, 2003. The significant components of the Company's working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. The Company continues to operate a cash-positive business and, accordingly, the Company has continued to increase its cash and short-term investment balances. Specifically, the Company's cash, cash equivalents and short-term investments increased from $2,161.6 million as of December 31, 2002, to $2,220.8 million as of March 31, 2003, representing approximately 71% and 73% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 63 days as of both December 31, 2002 and March 31, 2003. In addition, the Company has continued to lower the average payment terms on license revenue transactions from 28 days as of December 31, 2002, to 26 days as of March 31, 2003.

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

While the Company believes that its current working capital and anticipated cash flows from operations will be adequate to meet its cash needs for daily operations and capital expenditures for at least the next 12 months, the Company may elect to raise additional capital through a public offering of securities or other means in the future, depending upon market conditions.

Commitments

As of March 31, 2003, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases and the Company's $300.0 million convertible subordinated debentures. Please refer to "Liquidity and Capital Resources" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for a further discussion of the Company's future fixed commitments, including a five-year schedule of future cash payments under these obligations.

Cash Flows

Cash provided by operating activities was $189.5 million and $62.8 million for the three months ended March 31, 2002 and 2003, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from operations. Cash provided by operating activities decreased from 2002 to 2003 primarily as the result of the decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions. During the three months ended March 31, 2002 and 2003, the Company's cash flows from operations were primarily derived from: (i) the Company's earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces the Company's cash outlay for income tax expense; and (iii) changes in the Company's working capital, which is primarily comprised of collections of accounts receivable and increases in deferred revenue, partially offset by payments of accounts payable, accrued expenses (inclusive of bonuses and accrued compensation) and Restructuring obligations.

The majority of the Restructuring-related expenses will be paid over time and, accordingly, as the Company settles its remaining Restructuring obligations ($139.2 million as of March 31, 2003), the Company's future cash flows from operations will be reduced in the period of settlement. The remaining Restructuring-related obligations will generally be paid over the remaining lease terms, which end at various dates through March 2022, with the majority of these obligations expected to be settled over the next three to five years. The Company currently estimates that it will settle $40.8 million of these obligations in the next 12 months.

Cash used in investing activities was $98.3 million and $65.2 million for the three months ended March 31, 2002 and 2003, respectively. During each of these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For the three months ended March 31, 2002 and 2003, the Company reinvested its cash flows from operations into short-term investments in net amounts of $74.6 million and $56.0 million, respectively, and purchased property and equipment totaling $22.6 million and $9.2 million, respectively. Other investing activities resulted in net expenditures of $1.0 million during the three months ended March 31, 2002.

Capital expenditures have continued to decrease on a year-over-year basis primarily due to the reduction in the size of the Company's workforce and consolidation of its facilities. The Company will continue to closely monitor its capital expenditures and currently expects that quarterly capital expenditures will remain comparable to the levels incurred during the three months ended March 31, 2003.

Cash provided by financing activities was $66.3 million and $2.0 million for the three months ended March 31, 2002 and 2003, respectively. For the three months ended March 31, 2002 and 2003, the Company's financing activities consisted primarily of net proceeds of $43.4 million and $5.3 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During the three months ended March 31, 2002, the Company also received proceeds of $24.9 million from equipment financing. The Company's cash inflows from financing activities were partially offset during the three months ended March 31, 2002 and 2003, by the Company's repayment of capital lease obligations.

Adoption of Accounting Standards

During the first quarter of 2003, the Company adopted new accounting standards related to the accounting for and disclosure of restructuring obligations (i.e., costs associated with exit and disposal activities), asset retirement obligations, and guarantees. The adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Please refer to Note 1 to the accompanying unaudited consolidated financial statements for further discussion of the accounting standards adopted during 2003.

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (herein after referred to as "GAAP") and the application of GAAP requires management to make estimates that affect the Company's reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, the Company's future financial statement presentation of its financial condition or results of operations could be adversely affected.

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, Restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company refers to accounting estimates of this type as "critical accounting estimates," which are discussed further below.

In addition to the estimates and assumptions that are utilized in the preparation of financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's software allows it to monitor potential revenues and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. Specifically, the slowdown in the global economy and information technology spending, along with hostilities involving the United States, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, which may adversely and materially affect the Company's business, financial condition or results of operations.

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

  Revenue recognition;

  Restructuring-related expenses;

  Stock-based compensation;

  Option Repurchase;

  Provision for doubtful accounts;

  Acquired intangible assets;

  Impairment of long-lived assets;

  Other-than-temporary declines in the market value of investments; and

  Income taxes.

The Company's management has reviewed its critical accounting policies, critical accounting estimates, and the related disclosures with the Disclosure and Audit Committees. Additional information about these critical accounting policies may by found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Application of Critical Accounting Policies and Use of Estimates."

Employee Stock Options

Section I. Description of Plans

The Company, since inception, has been an advocate of broad-based employee stock ownership. Accordingly, the Company's stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. The Company's stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Stock Option Plan, which amended and restated the Company's 1994 Stock Option Plan and the 1996 Supplemental Stock Option Plan (collectively, the "1996 Plan"); and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees other than officers and directors are made under the 1998 Plan. The Company's Board of Directors and stockholders have approved the 1996 Plan, and the Company's Board of Directors has approved the 1998 Plan.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of the Company's employees participate in one of the above plans, thereby providing the Company the ability to meet its goal of long-term retention of its employees. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in Item 11. "Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

Section II. Significant Actions Taken During 2003 Related to Stock Options

Historically, stock options have been an important component of total compensation for the Company's employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. The Company has on occasion also assumed outstanding stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options.

Associated with the market downturn, the Company has taken several steps to reduce the number of stock options outstanding. Specifically, the Company took the following additional actions, each of which is described further below: (i) it cancelled approximately 26 million of the Company's CEO's stock options in January 2003; and (ii) it significantly reduced the levels of stock option grants, coupled with forfeitures of stock options held by terminated employees. These actions resulted in stock options outstanding decreasing by 34.5 million, or 19%, from the levels outstanding as of December 31, 2002, and stock options outstanding relative to shares outstanding decreasing from 38% as of December 31, 2002, to 31% as of March 31, 2003. The Company believes that these actions will continue to better align the interests of its employees and management with the interests of its stockholders.

CEO Option Cancellation

As described more fully in Note 5 to the accompanying unaudited consolidated financial statements, at the request of its CEO, the Company cancelled approximately 26 million of the CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to the Company's CEO since October 1998. The Company's CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 14% from the levels as of December 31, 2002, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2002. The Company has provided no compensation in exchange for the cancellation of the CEO's stock options, nor will it provide any compensation in the future in exchange for such cancellation.

2003 Grants and Forfeitures

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, the Company adjusted its compensation structure in 2002 to significantly reduce the number of stock options issued to new and existing employees. The Company has maintained these new equity based compensation guidelines in 2003.

As a result of the forfeitures by employees upon termination and the Company's limitation of stock option grants, the Company's outstanding stock options decreased by 3% from the levels as of December 31, 2002, representing a decrease in net potential dilution to existing stockholders of 1%. The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of stock options forfeited by employees leaving the Company, divided by the total outstanding shares of common stock at the beginning of the year. The decrease in the net Dilution Percentage in the first quarter of 2003 of 1% compares to a decrease of 5% during the year ended December 31, 2002, and an increase of 21% during the year ended December 31, 2001.

2003 Anticipated Stock Option Grants

The Company intends to continue to manage the number of stock options granted in the future, while still providing competitive compensation packages to its employees. The Company currently expects that the incremental Dilution Percentage resulting from new stock option grants for the remainder of 2003 will be less than the Dilution Percentage for 2001, but will be higher than the percentage for the first quarter of 2003 (primarily due to the Company's discretionary annual grant of stock options to employees, which is scheduled to occur in the second quarter of each year). This estimate could differ from the actual percentage, depending on various factors, including changes in estimated stock option grants for planned hiring, potential acquisitions, merit and retention-based programs.

Section III. General Option Information

Combined plan activity for the three months ended March 31, 2003, is summarized as follows:

                                                        Shares                       Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances, December 31, 2002.....................  161,307,093    185,472,781    $       17.42
     Additional shares authorized..................           --             --
     Options granted to employees..................     (815,450)       815,450    $        8.22
     Options granted to officers and directors.....     (150,000)       150,000    $        8.06
     Options exercised.............................           --     (2,188,101)   $        2.41
     Options forfeited/canceled upon termination...    7,316,435     (7,323,378)   $       22.66
     Options cancelled by the Company's CEO........   25,950,000    (25,950,000)   $       34.63
                                                     ------------ --------------  ---------------
   Balances, March 31, 2003........................  193,608,078    150,976,752    $       14.36
                                                     ============ ==============

The Company continues to believe in broad-based employee stock ownership. As the table below indicates, the Company has continued to allocate the vast majority of its stock options to its employees who are not officers and directors. Named Executive Officers in the below table and in the remainder of this quarterly report on Form 10-Q represent the Company's CEO and four most highly compensated executive officers for the year ended December 31, 2002, as disclosed in Item 11. "Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Summarized below is the distribution of the Company's stock options for the years ended December 31, 2001 and 2002, and the three months ended March 31, 2003:

                                                                           Year Ended December 31,    Three Months
                                                                           -----------------------       Ended
                                                                               2001       2002       March 31, 2003
Grants during the period as a percentage of total options granted:         ----------- ----------   ---------------
  Named Executive Officers...............................................        12.4%       3.4%             15.5%
  All other officers and directors as a group............................         2.4        0.3                --
                                                                           ----------- ----------   ---------------
    Total for all officers and directors.................................        14.8        3.7              15.5
  All other employees as a group.........................................        85.2       96.3              84.5
                                                                           ----------- ----------   ---------------
    Total all grants.....................................................       100.0%     100.0%            100.0%
                                                                           =========== ==========   ===============

The following table details the "in-the-money" and "out-of-the-money" status of the Company's stock options outstanding as of March 31, 2003:

                         Options Outstanding               Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number      Remaining      Exercise     Number      Exercise
    Options       of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      58,505,365            4.4    $   3.67   49,821,255    $   3.56
Out-of-the-money  92,471,387            7.7    $  21.13   38,200,244    $  20.99
                 ------------  -------------  ----------  -----------  ----------
                 150,976,752            6.4    $  14.36   88,021,499    $  11.13
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of March 31, 2003, of $8.01 per share and out-of-the money stock options have exercise prices equal to or greater than $8.01 per share.

Section IV. Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. There were no grants of stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three months ended March 31, 2002 and 2003.

An alternative to the intrinsic value method of accounting for stock options is the fair value approach allowed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter collectively referred to as "SFAS 123"). The Company has continued to follow the intrinsic value method of APB 25, as the Company believes the accounting for stock options under SFAS 123 is highly subjective and does not necessarily reflect the economic substance of an employee stock option. Specifically, the compensation cost under SFAS 123 is recognized ratably over the vesting period, regardless of whether the stock options' exercise prices are below the fair value of the Company's common stock. In addition, compensation expense related to vested stock options that are subsequently forfeited or canceled is reflected in operations, despite the fact that the stock options did not provide any value to the employee or dilute existing stockholders. Subsequent to cancellation of a stock option, no additional compensation expense for that cancelled stock option is reported in the pro forma disclosure of stock-based compensation.

Further, under the fair value approach, employee stock options are required to be valued at grant date using an option valuation model, such as Black-Scholes. The Company believes there are limitations to the appropriateness of the Black-Scholes option valuation model, including the fact that the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, the Black-Scholes option valuation model requires the use of subjective assumptions, including expected stock price volatility and the expected remaining life. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models that are available to value stock options do not provide an appropriate measure of the fair value of stock-based awards to its employees.

As required by SFAS 123, the Company discloses the pro forma effect on its earnings and earnings per share data, as if the Company had adopted SFAS 123, in the notes to the accompanying unaudited consolidated financial statements. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on the Company's net income, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                      2002       2003
                                                                                  ----------- ----------
 Net income (loss):
   As reported................................................................... $   64,621  $   4,618
                                                                                  ----------- ----------
   Compensation expense related to:
     Stock options accounted for in accordance with APB 25.......................      1,607        505
     In-the-money stock options..................................................     (7,350)    (4,102)
     Stock purchase rights under the Purchase Plan...............................     (8,234)      (863)
                                                                                  ----------- ----------
        Total pro forma expense, in the money stock options and Purchase Plan....    (13,977)    (4,460)
     Out-of-the-money stock options..............................................    (81,299)   (51,314)
     Stock options cancelled for no consideration................................    (36,596)  (251,821)
     Stock options forfeited/cancelled in connection with terminations...........    (26,368)       (17)
     Stock options subsequently repurchased on September 30, 2002................    (51,681)        --
                                                                                  ----------- ----------
        Total pro forma expense giving effect to SFAS 123........................   (209,921)  (307,612)
                                                                                  ----------- ----------
   Pro forma giving effect to SFAS 123........................................... $ (145,300) $(302,994)
                                                                                  =========== ==========

As the table above illustrates, $303.2 million, or 99%, of the total pro forma expense for stock options during the three months ended March 31, 2003, relates to: (i) stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $21.13 per share compared to a closing price of $8.01 per share as of March 31, 2003).

Please refer to Note 1 to the accompanying unaudited consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options granted, and the procedures followed by the Company in determining those assumptions.

Section V. Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the three months ended March 31, 2003:

                                                                                              Potential Realizable Value
                                 Number of       Percent of                                    at Assumed Annual Rates of
                                 Securities     Total Options                                 Stock Price Appreciation for
                                 Underlying      Granted to      Exercise or                       the Option Term (4)
                                  Options         Employees      Base Price     Expiration   ------------------------------
       Officer Name             Granted (1)      in 2003 (2)    ($/Share) (3)      Date           5%             10%
-----------------------------   ------------   --------------   -------------  ------------  -------------  ---------------
Thomas M. Siebel                         --              -- %   $          --            --  $          --  $            --
Paul Wahl (5)                            --              -- %   $          --            --  $          --  $            --
R. David Schmaier                        --              -- %   $          --            --  $          --  $            --
Kenneth A. Goldman                       --              -- %   $          --            --  $          --  $            --
Richard P. Chiarello                150,000            15.5%   $        8.06    02/13/2009  $     411,176  $       932,817
  Options vest at a rate of 5% each quarter after February 14, 2004, and have a term of six years.

  Based on an aggregate of 1.0 million shares subject to options granted to employees pursuant to the Company's 1996 and 1998 Plans during the three months ended March 31, 2003, including grants to the Named Executive Officers.

  Under all stock option plans, the stock option exercise price is equal to the fair market value at the date of grant.

  The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent the Company's prediction of its stock price performance or the actual value of the stock options.

  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

The following summarizes the distribution and dilutive impact of the stock options held by the Company's Named Executive Officers as of December 31, 2001 and 2002, and March 31, 2003:

                                                                          Year Ended December 31,    Three Months
                                                                          ----------------------        Ended
                                                                              2001       2002       March 31, 2003
                                                                          ----------- ----------   ---------------
Stock options held by Named Executive Officers as a percentage of:
  Total options outstanding.............................................        23.8%      29.3%             17.5%
                                                                          =========== ==========   ===============
  Outstanding shares of common stock....................................        12.6%      11.2%              5.4%
                                                                          =========== ==========   ===============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the three months ended March 31, 2003, and the number and value of securities underlying unexercised options held by the Named Executive Officers as of March 31, 2003:

                                                                       Number of
                                                                 Securities Underlying        Value of Unexercised
                                                                 Unexercised Options at      In-the-Money Options at
                                 Shares                            March 31, 2003 (2)           March 31, 2003 (3)
                              Acquired on       Value         ---------------------------  ---------------------------
       Officer Name             Exercise      Realized (1)    Exercisable   Unexercisable  Exercisable   Unexercisable
---------------------------   ------------  ---------------   ------------  -------------  ------------  -------------
Thomas M. Siebel                        --  $            --     17,886,140        799,994   $92,944,605   $  4,082,969
Paul Wahl (4)                           --  $            --      1,814,500             --   $        --   $         --
R. David Schmaier                       --  $            --      1,263,933      1,616,070   $ 2,157,123   $  2,270,591
Kenneth A. Goldman                      --  $            --        922,500      1,697,500   $        --   $         --
Richard P. Chiarello                    --  $            --             --        350,000   $        --   $    362,000
  Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of the Company's Common Stock subject to stock options held by the Named Executive Officers as of March 31, 2003.

  Based on the fair market value of the Company's Common Stock as of March 31, 2003 ($8.01 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

Section VI. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of the Company's plans as of March 31, 2003, is summarized as follows:

                                                                    Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise      Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding   Outstanding    Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    55,898,010    $     7.06           72,675,626
   Not approved by shareholders (2).    93,713,420    $    18.81          120,932,452
   Acquired companies' plans (3)....     1,365,322    $     7.73                   --
                                      -------------    ----------  -------------------
                                       150,976,752    $    14.36          193,608,078
                                      =============                ===================
  Represents shares available under the 1996 Plan, which is used for grants to officers and directors.

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

Risk Factors

Set forth below and elsewhere in this quarterly report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings. Some of these factors are as follows:
  Our total revenue and operating results may fluctuate.

  Our quarterly operating results may fluctuate.

  Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

  Hostilities involving the United States and/or terrorist attacks could harm our business.

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

  Our customers may not successfully implement our products.

  A limited number of products provide a substantial part of our license revenues.

  The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

  Our software license revenue is dependent on our ability to enter into significant software license transactions with new and existing customers.

  Our distribution channels may create additional risks.

  Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

  We may not be able to compete effectively in the Internet-related products and services market.

  We operate in a competitive and rapidly changing market.

  To be successful, we must effectively compete in the eBusiness systems market.

  If we do not maintain our relationships with third-party vendors, interruptions in the supply of our products may result.

  Software errors or defects in our products could reduce revenues.

  We need to successfully integrate acquisitions.

  Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

  If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other acquisitions.

  The loss of key personnel could negatively affect our performance.

  Leverage and debt service obligations may adversely affect our cash flow.

  We may not be able to protect our proprietary information.

  Our international operations involve unique risks.

  Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.

  Our stock price may continue to be volatile.

  Provisions in our charter documents may prevent certain corporate actions.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to our revenues or other operating results, which could adversely affect our stock price. Please refer to "Risk Factors" under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, for a further discussion of these risk factors.

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

The following table summarizes as of March 31, 2003, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount   Contract       Fair
                                           (Local Currency)   Amount     Value (US$)
                                           ---------------   ---------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................    (AUD) 14,422    US$8,525  $        (48)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................    (BRL) 15,145    US$4,063  $       (234)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................    (GBP) 15,538  EUR 23,216  $        387

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$).................... (YEN) 4,167,341   US$34,569  $       (263)

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$).................    (MXN) 31,500    US$2,822  $        (49)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................     (SGD) 3,871    US$2,196  $          9

Canadian dollars ("CAD") (contracts
  to receive CAD/pay US$).................     (CAD) 8,909    US$5,763  $        277

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................    (CZK) 44,334   EUR 1,392  $          1

Euro ("EUR") (contracts to receive
  EUR/pay US$)............................   (EUR) 200,449  US$214,621  $       (893)

Korea won ("KRW") (contracts to receive
  KRW/pay US$)............................ (KRW) 1,121,103      US$943  $        (49)

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................    (SEK) 13,013   EUR 1,422  $        (19)

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)....................     (CHF) 3,205   EUR 2,197  $        (12)

The following table summarizes our short-term investments and the weighted average yields, as of March 31, 2003 (in thousands):

                                                Expected Maturity Date
                            ---------------------------------------------------------------------
                              2003      2004      2005      2006      2007   Thereafter   Total
                            --------- --------- --------- --------- -------- ---------- ---------
US Treasury and Agency
  securities............... $175,937  $238,488  $240,723  $ 33,174  $ 8,434     $3,036  $699,792
Weighted average yield.....     1.62%     1.46%     1.82%     2.08%    2.58%      2.74%

Corporate bonds............ $164,941  $130,282  $165,531  $122,135  $69,385     $2,504  $654,778
Weighted average yield.....     1.46%     1.65%     2.26%     2.61%    3.03%      3.48%

Asset-backed securities.... $ 36,232  $105,787  $ 43,266  $  8,602  $    --     $   --  $193,887
Weighted average yield.....     1.68%     1.88%     1.90%     2.51%

As of March 31, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,548.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2003, the fair value of the portfolio would decline by $23.4 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

We are exposed to equity price risks on marketable equity securities. These investments are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $0.4 million decrease in the fair value of our marketable equity securities as of March 31, 2003.

The fair value of our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit-worthiness. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures as of March 31, 2003, was $297.0 million.

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q ("Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report on Form 10-Q and attached as Exhibit 99 are two separate forms of certifications of the CEO and the CFO. The first certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

Scope of the Controls Evaluation

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our controls' implementation and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an on-going basis by our internal audit department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

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

Changes in Internal Controls

Our CEO and CFO note that, from the Evaluation Date to the filing date of this Quarterly Report on Form 10-Q, there have been no significant changes in Internal Controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings.

On September 23, 2002, Teachers' Retirement System of Louisiana, a Louisiana public trust fund, filed a derivative suit against our Board of Directors, as well as against us as a nominal defendant, in the Superior Court of the State of California for the County of San Mateo. The derivative suit alleges, among other things, that members of our Board of Directors breached their fiduciary duties by authorizing excessive compensation for our Chairman and CEO, Thomas M. Siebel. The derivative plaintiffs seek compensatory and other damages, rescission of certain stock options and other relief. The suit alleges that we incorrectly accounted for stock options that were alleged to be granted below fair market value. We believe we have meritorious defenses to this suit, as the stock options in question were granted at fair market value. In addition, the stock options in question were cancelled in January 2003 as a result of actions initiated by our CEO in June 2002, prior to the filing of this suit by the Teachers' Retirement System of Louisiana. We cannot currently determine the ultimate outcome of this litigation and its possible impact on us.

On May 9, 2003, we announced that, in response to an inquiry from the SEC, we are conducting an internal review of the circumstances involving recent statements that were reported by CBS MarketWatch to have been made our executives. On May 6, 2003, the SEC contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. The Audit Committee of our Board of Directors is directing the review of our compliance with applicable laws and company policies, and has engaged counsel in connection with such review. We have not concluded that any violation has occurred. Upon completion of the review, we intend to take required and appropriate actions, if any. We are cooperating in full with the SEC inquiry.

In addition, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on our consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Item 2. Changes in Securities and Use of Proceeds.

On January 23, 2003, our Board of Directors approved the adoption of a Stockholder Rights Plan (the "Rights Plan") and the authorization of 100,000 shares of Series A2 junior participating preferred stock, par value $0.001 per share (the "Junior Preferred Stock"). The Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire us. Accordingly, the Rights Plan will have certain anti-takeover effects. Please refer to Note 4 of the accompanying unaudited consolidated financial statements for a further discussion of the Rights Plan.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Siebel Systems, Inc., as amended to date. (1)
3.2	Amended and Restated Bylaws of Siebel Systems, Inc. (2)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Restated Investor Rights Agreement, dated December 1, 1995, between Siebel Systems, Inc. and certain investors, as amended April 30, 1996 and June 14, 1996. (3)
4.4	Certificate of Designation of Series A1 Preferred Stock of Siebel Systems, Inc. (4)
4.5	Indenture between Siebel Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (5)
4.6	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (6)
4.7	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (6)
4.8	Form of Rights Certificate. (6)
10.7.2	Seventeenth Amendment of Lease, dated February 5, 2003, by and between Siebel Systems, Inc. and Crossroads Associates and Clocktower Associates, and ancillary documents thereto. (2)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

__________________

  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.
  Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2000.
  Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
  Incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2003.
  Filed herewith.

(b) Reports on Form 8-K.

On January 22, 2003, the Company filed a current report on Form 8-K reporting under Item 5 that on January 21, 2003, the Company's Chief Executive Officer voluntarily cancelled approximately 26 million of his stock options. Please refer to Note 5 of the accompanying unaudited consolidated financial statements for a further discussion of this cancellation.

On January 29, 2003, the Company filed a current report on Form 8-K reporting under Item 5 that on January 29, 2003, the Board of Directors of the Company approved the adoption of a Rights Plan. Please refer to Note 4 of the accompanying unaudited consolidated financial statements for a further discussion of the Rights Plan.

Availability of this Report

The Company intends to make this Quarterly Report on Form 10-Q publicly available on its Web site (www.siebel.com) without charge immediately following its filing with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: May 15, 2003

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

Dated: May 15, 2003

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

Dated: May 15, 2003

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer