Form 10-Q
period 2003-06-30
SIEBEL SYSTEMS INC
filed 2003-08-12
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of July 17, 2003, was 494,058,642.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2003

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,    June 30,
                                                                               2002          2003
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    667,511  $    643,416
   Short-term investments..............................................      1,494,093     1,658,335
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,161,604     2,301,751

   Marketable equity securities........................................          4,613           349
   Accounts receivable, net............................................        275,764       214,640
   Deferred income taxes...............................................         96,518        95,120
   Prepaids and other..................................................         49,901        40,726
                                                                          ------------- -------------
          Total current assets.........................................      2,588,400     2,652,586

Property and equipment, net............................................        273,024       225,416
Goodwill...............................................................         80,949        81,968
Intangible assets, net.................................................         10,354         6,780
Other assets...........................................................         37,580        46,235
Deferred income taxes..................................................         42,711        42,711
                                                                          ------------- -------------
          Total assets.................................................   $  3,033,018  $  3,055,696
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     15,239  $      8,249
   Accrued expenses....................................................        319,622       301,052
   Restructuring obligations...........................................         42,703        33,464
   Deferred revenue....................................................        270,575       289,366
                                                                          ------------- -------------
          Total current liabilities....................................        648,139       632,131

Restructuring obligations, less current portion........................        111,845        77,708
Other long-term liabilities, less current portion......................         15,574        13,298
Convertible subordinated debentures....................................        300,000       300,000
                                                                          ------------- -------------
          Total liabilities............................................      1,075,558     1,023,137
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     486,428 and 493,568 shares issued and outstanding, respectively...            486           494
  Additional paid-in capital...........................................      1,486,612     1,523,998
  Deferred compensation................................................         (3,438)       (2,310)
  Accumulated other comprehensive income...............................         28,681        50,872
  Retained earnings....................................................        445,119       459,505
                                                                          ------------- -------------
          Total stockholders' equity...................................      1,957,460     2,032,559
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,033,018  $  3,055,696
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
 (in thousands, except per share data; unaudited)

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                June 30,
                                                                 ---------------------- -----------------------
                                                                    2002        2003        2002        2003
                                                                 ---------- ----------- ----------- -----------
Revenues:
   Software....................................................  $ 170,109  $  109,894  $  416,156  $  221,986
   Professional services, maintenance and other................    235,453     223,405     467,253     444,068
                                                                 ---------- ----------- ----------- -----------
       Total revenues..........................................    405,562     333,299     883,409     666,054
                                                                 ---------- ----------- ----------- -----------
Cost of revenues:
   Software....................................................      5,282       4,268      10,577       8,989
   Professional services, maintenance and other................    125,061     126,141     256,194     251,653
                                                                 ---------- ----------- ----------- -----------
       Total cost of revenues..................................    130,343     130,409     266,771     260,642
                                                                 ---------- ----------- ----------- -----------
            Gross margin.......................................    275,219     202,890     616,638     405,412
                                                                 ---------- ----------- ----------- -----------
Operating expenses:
   Product development.........................................     85,200      75,474     168,919     154,745
   Sales and marketing.........................................    123,303      93,876     260,558     194,048
   General and administrative..................................     29,500      28,175      59,567      54,541
   Restructuring-related expenses..............................         --         274          --         274
                                                                 ---------- ----------- ----------- -----------
       Total operating expenses................................    238,003     197,799     489,044     403,608
                                                                 ---------- ----------- ----------- -----------
            Operating income...................................     37,216       5,091     127,594       1,804
                                                                 ---------- ----------- ----------- -----------
Other income, net:
   Interest and other income, net..............................     14,196      15,025      29,736      30,422
   Interest expense............................................     (4,889)     (4,854)     (9,836)     (9,748)
                                                                 ---------- ----------- ----------- -----------
       Total other income, net.................................      9,307      10,171      19,900      20,674
                                                                 ---------- ----------- ----------- -----------
            Income before income taxes.........................     46,523      15,262     147,494      22,478
Income taxes...................................................     16,748       5,494      53,098       8,092
                                                                 ---------- ----------- ----------- -----------
            Net income.........................................  $  29,775  $    9,768  $   94,396  $   14,386
                                                                 ========== =========== =========== ===========

Diluted net income per share...................................  $    0.06  $     0.02  $     0.18  $     0.03
                                                                 ========== =========== =========== ===========
Basic net income per share.....................................  $    0.06  $     0.02  $     0.20  $     0.03
                                                                 ========== =========== =========== ===========

Shares used in diluted share computation.......................    524,920     526,726     537,126     524,626
                                                                 ========== =========== =========== ===========
Shares used in basic share computation.........................    474,211     490,078     472,353     488,675
                                                                 ========== =========== =========== ===========
Comprehensive income:
Net income.....................................................  $  29,775  $    9,768  $   94,396  $   14,386
Other comprehensive income, net of taxes:
   Foreign currency translation adjustments....................     14,802      13,400      12,539      18,716
   Realized gain on marketable investments previously
      recognized in other comprehensive income.................     (2,478)     (2,158)     (4,730)     (3,705)
   Unrealized gain on investments..............................      6,744       4,759       3,576       7,181
                                                                 ---------- ----------- ----------- -----------
       Other comprehensive income..............................     19,068      16,001      11,385      22,192
                                                                 ---------- ----------- ----------- -----------
            Total comprehensive income.........................  $  48,843  $   25,769  $  105,781  $   36,578
                                                                 ========== =========== =========== ===========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            -----------------------
                                                                               2002        2003
                                                                            ----------  -----------
Cash flows from operating activities:
   Net income.............................................................. $  94,396   $   14,386
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring.......        --        2,596
      Depreciation and other amortization..................................    66,997       78,825
      Amortization of identifiable intangible assets.......................     4,445        3,950
      Compensation related to stock options, net...........................     2,938          980
      Provision for doubtful accounts and sales returns....................    11,712        5,828
      Tax benefit from exercise of stock options...........................    10,000           --
      Deferred income taxes................................................       497          (46)
      Write-down of cost-method investments to fair value..................     2,508          406
      Net realized gains on marketable investments.........................    (4,730)      (3,705)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................    25,653       55,369
         Prepaids and other................................................    18,679        9,175
         Accounts payable and accrued expenses.............................     9,546      (27,468)
         Restructuring obligations.........................................        --      (43,376)
         Deferred revenue..................................................    36,205       18,791
                                                                            ----------  -----------
           Net cash provided by operating activities.......................   278,846      115,711
                                                                            ----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment.....................................   (49,158)     (10,514)
   Purchases of short-term investments.....................................  (886,484)  (1,118,484)
   Sales and maturities of short-term investments..........................   605,735      952,188
   Purchases of marketable equity securities...............................    (1,000)          --
   Proceeds from sale of marketable equity securities......................       853        5,338
   Purchase consideration for acquired businesses, net of cash received....      (500)      (1,500)
   Other non-operating assets and non-marketable securities................    11,364       (9,666)
                                                                            ----------  -----------
           Net cash used in investing activities...........................  (319,190)    (182,638)
                                                                            ----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................    76,152       35,757
   Proceeds from equipment financing.......................................    24,873           --
   Repayments of capital lease obligations.................................    (4,457)      (6,380)
   Repayments of stockholder notes.........................................       422           --
                                                                            ----------  -----------
           Net cash provided by financing activities.......................    96,990       29,377
                                                                            ----------  -----------
Effect of exchange rate fluctuations.......................................    12,562       13,455
                                                                            ----------  -----------
Change in cash and cash equivalents........................................    69,208      (24,095)
Cash and cash equivalents, beginning of period.............................   799,090      667,511
                                                                            ----------  -----------
Cash and cash equivalents, end of period................................... $ 868,298   $  643,416
                                                                            ==========  ===========
Supplemental disclosures of non-cash activities:
   Common stock and stock options issued for acquisitions.................. $   5,478   $    1,670
                                                                            ========== ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Siebel Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of June 30, 2003, and the three and six months ended June 30, 2002 and 2003, are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, based on the fair value of the stock options. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and six months ended June 30, 2002 and 2003.

  As of June 30, 2003, the Company's deferred compensation balances primarily related to stock awards issued in the fourth quarter of 2002 and the remaining unamortized portion of compensation expense associated with stock options granted by certain acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which range from three to five years.

  An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

  As required by SFAS 123, the Company has prepared a reconciliation of its net income as reported on the statement of operations to the net income that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on net income and net income per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                             Three Months Ended     Six Months Ended
                                                                                June 30,               June 30,
                                                                        ----------------------  -----------------------
                                                                            2002       2003        2002        2003
                                                                        ----------- ----------  -----------  ----------
Net income (loss):
  As reported.......................................................... $   29,775  $   9,768   $   94,396   $  14,386
                                                                        ----------- ----------  -----------  ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............      1,331        475        2,938         980
    In-the-money stock options.........................................     (8,555)    (7,121)     (17,564)    (13,423)
    Stock purchase rights under the Purchase Plan......................     (8,234)    (1,206)     (16,468)     (2,069)
                                                                        ----------- ----------  -----------  ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................    (15,458)    (7,852)     (31,094)    (14,512)
    Out-of-the-money stock options.....................................    (50,956)   (46,715)    (127,124)    (95,291)
    Stock options cancelled for no consideration.......................    (25,012)        --      (61,608)   (251,821)
    Stock options forfeited/cancelled in connection with terminations..    (18,352)        (4)     (48,192)       (559)
    Stock options subsequently repurchased on September 30, 2002.......    (49,934)        --     (101,615)         --
                                                                        ----------- ----------  -----------  ----------
       Total pro forma expense giving effect to SFAS 123...............   (159,712)   (54,571)    (369,633)   (362,183)
                                                                        ----------- ----------  -----------  ----------
  Pro forma giving effect to SFAS 123.................................. $ (129,937) $ (44,803)  $ (275,237)  $(347,797)
                                                                        =========== ==========  ===========  ==========
Diluted net income (loss) per share:
  As reported.......................................................... $     0.06  $    0.02   $     0.18   $    0.03
                                                                        =========== ==========  ===========  ==========

  Pro forma giving effect to SFAS 123.................................. $    (0.27) $   (0.09)  $    (0.58)  $   (0.71)
                                                                        =========== ==========  ===========  ==========

Basic net income (loss) per share:
  As reported.......................................................... $     0.06  $    0.02   $     0.20   $    0.03
                                                                        =========== ==========  ===========  ==========

  Pro forma giving effect to SFAS 123.................................. $    (0.27) $   (0.09)  $    (0.58)  $   (0.71)
                                                                        =========== ==========  ===========  ==========

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on June 30, 2003, of $9.48, and out-of-the-money stock options have exercise prices equal to or greater than $9.48.

  As the table above illustrates, during the three and six months ended June 30, 2003, $46,719,000 and $347,671,000, respectively, of the total pro forma expense for stock options relates to: (i) stock options that were cancelled for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $22.25 per share compared to a closing price of $9.48 per share as of June 30, 2003). This represented 86% and 96% of the pro forma expense for stock options during the three and six months ended June 30, 2003, respectively.

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

                                                                             Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                         ----------------------  ------------------------
                                                                            2002       2003         2002         2003
                                                                         ----------- ----------  ------------  ----------
Risk-free interest rate................................................       1.99%     1.66%        1.99%      1.67%
Expected life (in years)...............................................        3.4        3.1           3.4         3.1
Expected volatility....................................................         65%       46%          65%        47%

  Using the Black-Scholes option valuation model, stock options granted during the three and six months ended June 30, 2002, had weighted average fair values of $11.87 and $14.82 per share, respectively, as compared to weighted average fair values of $2.86 and $2.90 per share during the three and six months ended June 30, 2003, respectively.

  The fair value of employees' stock purchase rights under the Company's Employee Stock Purchase Plan (the "Purchase Plan") was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

                                                                             Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                         ----------------------  ------------------------
                                                                            2002       2003         2002         2003
                                                                         ----------- ----------  ------------  ----------
Risk-free interest rate................................................       1.23%     1.13%        1.23%      1.13%
Expected life (in years)...............................................        0.5        0.5           0.5         0.5
Expected volatility....................................................         83%       63%          83%        63%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended June 30, 2002, was $9.74, as compared to a weighted average fair value of $2.23 per share during both the three and six months ended June 30, 2003.

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

  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. Therefore, the restructuring activities initiated by the Company in the second quarter of 2003, as discussed further in Note 2 below, will be accounted for in accordance with SFAS 146. The adoption of SFAS 146 will not impact the Company's restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

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

  Restructuring

  Overview

  Beginning in 2001 and continuing through the first half of 2003, economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. In addition, there appears to have been a disproportionate impact on capital spending by corporations, and more specifically information technology spending. As a result, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, declined from the Company's historical levels. In response to this decline, the Company initiated a series of steps that it believes will: (i) strengthen the Company's competitive position; (ii) reduce its cost structure, thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company took the following actions:

    The Company reduced the discretionary portion of its operating costs through various cost control initiatives, including: (i) reducing advertising expenditures, (ii) maintaining the CEO's salary at one dollar per year, (iii) deferring merit increases, (iv) eliminating bonuses (from July 2001 to June 2002) or paying bonuses based on achievement of financial objectives (commencing in July 2002), (v) reducing depreciation, primarily through reduced capital expenditures, and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

    In order to further align the Company's operating structure with anticipated revenue levels, the Company initiated a restructuring of its operations and an associated workforce reduction in the third quarter of 2002 (the "2002 Restructuring"), which it completed in December 2002. The 2002 Restructuring consisted primarily of the consolidation of excess facilities, reductions in its workforce and the abandonment of certain assets in connection with the consolidation of excess facilities.

    During the first half of 2003, the Company continued to evaluate the economic conditions in the information technology industry, along with the Company's current organizational structure and its expectations regarding revenue levels. Based on this evaluation, in the second quarter of 2003 the Company determined that it would initiate a further restructuring of its operations, including a reorganization of its operating structure (e.g., sales organization, geographic operations, management structure, etc.) (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "Restructuring"). The Company anticipates the 2003 Restructuring will be completed by the end of 2003.

  Summary of Restructuring Obligations as of June 30, 2003

  The following table summarizes the Company's Restructuring expenses during the six months ended June 30, 2003, and the related Restructuring obligations as of June 30, 2003 (in thousands):

                                                            Employee      Facility-      Asset
                                                           Termination     Related     Abandonment
                                                              Costs         Costs        Costs        Total
                                                          ------------ -------------- -----------  -----------
Restructuring obligations, December 31, 2002 (1)......... $     3,935  $     150,613  $       --   $  154,548
                                                          ------------ -------------- -----------  -----------
Restructuring-related expenses charged to operations:
  Changes in estimate related to 2002 Restructuring (2)..         (58)       (10,531)        617       (9,972)
  2003 Restructuring charges (3).........................          --          8,267       1,979       10,246
                                                          ------------ -------------- -----------  -----------
     Total Restructuring-related expenses................         (58)        (2,264)      2,596          274
Cash payments............................................      (2,800)       (38,254)         --      (41,054)
Non-cash charges.........................................          --             --      (2,596)      (2,596)
                                                          ------------ -------------- -----------  -----------
Restructuring obligations, June 30, 2003 (4)............. $     1,077  $     110,095  $       --   $  111,172
                                                          ============ ============== ===========
     Less: Restructuring obligations, short-term.........                                              33,464
                                                                                                   -----------
     Restructuring obligations, long-term................                                          $   77,708
                                                                                                   ===========

    The Company recognized a charge related to the 2002 Restructuring of $205,305,000, which was comprised of: (i) severance and associated employee termination costs of $23,649,000 related to the reduction of the Company's workforce, (ii) lease termination and other costs of $155,701,000 associated with permanently vacating certain facilities, and (iii) non-cash impairment costs of $25,955,000 related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company settled $24,802,000 of the 2002 Restructuring obligations during 2002.

    During the second quarter of 2003, the Company revised its estimates related to the 2002 Restructuring due primarily to: (i) the Company terminating certain leases at more favorable terms than originally anticipated, and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated. This resulted in a net reversal of $9,972,000 of the 2002 Restructuring expenses during the three months ended June 30, 2003. The Company believes its estimates with respect to the remaining 2002 Restructuring obligations are appropriate as of June 30, 2003.

    The 2003 Restructuring charges incurred as of June 30, 2003, consist solely of charges associated with certain facilities that the Company ceased use of as of that date. As discussed further below, the Company will incur additional charges in connection with the 2003 Restructuring during the third and fourth quarters of 2003.

    Total Restructuring obligations as of June 30, 2003, primarily relate to costs associated with permanently vacated facilities. These costs are primarily comprised of the remaining lease obligations, net of estimated sublease income, along with costs associated with demising and subleasing the vacated facilities. The obligations in the above table associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through March 2022, or over a shorter period as the Company may negotiate with its lessors. The obligations in the above table associated with the Company's workforce reduction will be paid during the second half of 2003.

  2003 Restructuring

  In the second quarter of 2003, the Company began developing a plan to restructure its operations, including a reorganization of its operating structure (e.g., sales organization, geographic operations, management structure, etc.). The Company anticipates the 2003 Restructuring will be completed by the end of 2003. The 2003 Restructuring charges incurred as of June 30, 2003, consist solely of charges associated with certain facilities that the Company ceased use of as of that date. During the third and fourth quarters of 2003, the Company anticipates that it will: (i) consolidate additional facilities, including ceasing operations in certain geographic locations; (ii) reduce its workforce, including reductions as the result of reorganizing its operating and management structures; and (iii) abandon certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

  The Company will record the costs associated with the 2003 Restructuring as follows: (i) costs associated with the Company's reduction of its workforce and consolidation of its facilities will be recorded based on their respective fair values (i.e., the present value of expected net cash flows associated with these obligations), and (ii) the cost associated with the abandonment of certain long-lived assets will be recorded based on the net carrying value of the assets at the time of the abandonment. The Company is still in the process of finalizing its plans related to the 2003 Restructuring and, accordingly, the total expenses and cash outlays are not currently estimable.

  As part of the 2003 Restructuring, the Company intends to reduce its workforce by approximately 10%. This workforce reduction will affect substantially all of the Company's organizations and geographical regions. Expenses associated with the workforce reduction will be comprised primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs. The Company expects that these costs will be expensed during the third quarter of 2003.

  As a result of the anticipated workforce reduction, certain of the Company's facilities are projected to be under-utilized. Accordingly, the Company intends to improve the utilization of its facilities by consolidating its remaining workforce into certain existing facilities and ceasing to utilize the then vacated facilities. The Company expects that the portion of the 2003 Restructuring charge related to facilities consolidation will be expensed during the second half of 2003 as the Company ceases to utilize the facilities. The costs associated with the Company's facilities consolidation will be recorded based on the present value of the sum of the expected lease termination costs and/or costs associated with satisfying remaining lease commitments, less estimated sublease income.

  In accordance with SFAS 146, in periods subsequent to the initial recording of the 2003 Restructuring obligations, the Company will recognize accretion expense due solely to the passage of time. The Company will record this accretion as an additional Restructuring-related expense and as an increase in the carrying amount of the 2003 Restructuring obligations. Additionally, the Company will expense certain other costs, such as moving costs, when incurred.

  As part of the 2003 Restructuring, certain leasehold improvements, furniture and fixtures, and computer equipment are expected to be abandoned in the second half of 2003. The Company expects the charge related to asset impairments will be expensed in the second half of 2003.

  Commitments and Contingencies

  Legal Proceedings

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

  On May 6, 2003, the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. On May 9, 2003, the Company announced that, in response to the inquiry from the SEC, the Audit Committee of the Company's Board of Directors is conducting an internal review of the circumstances involving recent statements that were reported by CBS MarketWatch to have been made by Company executives. The Audit Committee has engaged counsel in connection with such review. Upon completion of that review, the Company intends to take required and appropriate actions, if any, but the Company has not concluded that any violation has occurred. The Company is cooperating with the SEC inquiry.

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

  Income and Payroll Taxes

  The Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). The Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the IRS has or may propose with respect to the U.S. Federal income tax returns. In addition, certain of the Company's payroll tax returns, both in the U.S. and internationally, are currently under examination by the applicable taxing authority. The Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to its international payroll tax returns. The Company has not made any provision for potential assessments by the IRS related to its U.S. payroll tax returns in the accompanying consolidated financial statements, as the amount, if any, which the Company may have to pay is not currently estimable.

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

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of June 30, 2003, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2003 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of June 30, 2003, are as follows (in thousands):

                                                                               Operating Leases
                                                                ----------------------------------------
                                                                   Leases
                                                      Capital      in the        All Other      Total
                                                       Leases   Restructuring     Leases      Operating
                                                     ---------- --------------  -----------  -----------
Six months ending December 31, 2003................  $   7,044  $      18,569   $   41,013   $   59,582
Year ending December 31, 2004......................     12,584         34,565       83,050      117,615
Year ending December 31, 2005......................      6,479         29,900       80,013      109,913
Year ending December 31, 2006......................         --         22,535       76,615       99,150
Year ending December 31, 2007......................         --         20,522       72,354       92,876
Year ending December 31, 2008, and thereafter......         --        118,404      489,652      608,056
                                                     ---------- --------------  -----------  -----------
     Total minimum lease payments..................     26,107  $     244,495   $  842,697   $1,087,192
                                                                ==============  ===========  ===========
     Amounts representing interest.................     (1,648)
                                                     ----------
     Present value of minimum lease payments.......     24,459
     Less: capital lease obligations, short-term
        portion (included in accrued liabilities)..     12,949
                                                     ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)...  $  11,510
                                                     ==========

  The lease commitments in the above table designated as "Leases in the Restructuring" include only the non-cancelable portion of lease commitments reflected in Restructuring-related expenses through June 30, 2003. Accordingly, these lease commitments have not been reduced by estimated sublease income. Please refer to Note 2 for a further discussion of the Company's Restructuring obligations.

  Employee Stock Purchase Plan

  In May 2003, the Company's Board of Directors adopted the Siebel Systems, Inc. 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan"). The 2003 Purchase Plan was approved by stockholders on June 11, 2003. There are 15,000,000 shares of the Company's common stock reserved for issuance under the 2003 Purchase Plan. As of June 30, 2003, no shares of the Company's Common Stock had been issued under the 2003 Purchase Plan. The 2003 Purchase Plan replaced the Company's 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"), which was terminated on June 30, 2003, as all shares of common stock available for issuance under the 1996 Purchase Plan were issued as of June 30, 2003.

  The 2003 Purchase Plan permits eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of such employees' total compensation during the offering period. The purchase price per share at which shares of the Company's common stock may be purchased under the 2003 Purchase Plan is the lower of 85% of: (i) the fair market value of a share of the Company's common stock on the first day of the offering or (ii) the fair market value of a share of the Company's common stock on the last day of the offering. The maximum length for an offering period under the 2003 Purchase Plan is 27 months. Currently, each offering period, other than the first offering period, is six months long and shares are purchased on the last day of each offering period. The first offering period is seven months long (July 1, 2003 to January 31, 2004).

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

  The stock options cancelled had a weighted average exercise price of $34.63, with exercise prices ranging from $4.91 to $59.81 per share, and represented all stock options granted to the Company's CEO subsequent to October 29, 1998. The stock options cancelled had a fair value of $56,100,000 at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30,150,000, or 54%, of the total fair value at cancellation), as determined by the Black-Scholes option-pricing model. In determining the fair value of these stock options, the Company used the following weighted-average assumptions: (i) an expected remaining life of six years; (ii) a volatility of 50% during the expected life; (iii) a risk-free interest rate of 3.4%; and (iv) no dividends. The approach used to develop these weighted-average assumptions is the same as discussed in Note 1 under the Section "Stock-Based Compensation." Differences between average useful life and volatility assumptions for these stock options, as compared to assumptions disclosed elsewhere herein, primarily relate to differences in the characteristics of the stock options being valued.

  The Company provided no compensation in exchange for the cancellation of its CEO's stock options, and no additional stock options will be granted to him for a period of at least six months following the cancellation, nor will he receive any salary, other than the one dollar per year currently being paid or bonus for a period of at least six months following the cancellation.

  Acquisitions, Intangible Assets and Goodwill

  Acquisitions

  During the six months ended June 30, 2003, the Company acquired certain assets of BoldFish, Inc. ("BoldFish"), a developer of permission-based outbound messaging solutions, for an initial payment of $1,000,000, and up to an additional $500,000 by March 2004 upon the achievement of designated performance and revenue based milestones. The purchase price was allocated to tangible net assets totaling $117,000 (current assets of $73,000 and property and equipment of $44,000) and identifiable intangible assets (acquired technology) valued at $376,000. The acquired technology is currently being amortized over its estimated useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $507,000 was recorded as goodwill. This amount is expected to be deductible for tax purposes.

  The Company has included the operating results of BoldFish in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented since the pro forma information would not differ materially from the historical results of the Company.

  Goodwill

  The changes in the carrying amount of goodwill during the six months ended June 30, 2003, were as follows:

  Balance as of December 31, 2002...........  $    80,949
Earnout payments to the stockholders of
   acquired companies.....................          500
Purchase of certain assets of BoldFish....          507
Foreign currency fluctuation..............           12
                                            ------------
Balance as of June 30, 2003...............  $    81,968
                                            ============

  As required by SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

  Intangible Assets

  Intangible assets consist of the following (in thousands):

                                            December 31,   June 30,
                                                2002         2003
                                            ------------  -----------
Acquired technology.......................  $    26,747   $   27,123
Less: accumulated amortization............       16,393       20,343
                                            ------------  -----------
     Intangible assets, net...............  $    10,354   $    6,780
                                            ============  ===========

  Identifiable intangibles (acquired technology) are currently amortized over three years using the straight-line method. Based on identified intangible assets recorded as of June 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Period Ending December 31,
-------------------------------
2003......................................  $     3,981
2004......................................        2,643
2005......................................          125
2006......................................           31
                                            ------------
     Total................................  $     6,780
                                            ============

  Net Income per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,                June 30,
                                                                         ---------------------  -----------------------
                                                                            2002       2003        2002         2003
                                                                         ----------  ---------  -----------   ---------
Shares used in basic net income per share computation..................    474,211    490,078      472,353     488,675
Effect of dilutive potential common shares resulting from stock
   options and common stock warrants...................................     50,587     36,498       64,635      35,796
Effect of dilutive potential common shares resulting from common
  stock subject to repurchase..........................................        122        150          138         155
                                                                         ----------  ---------  -----------   ---------
Shares used in diluted net income per share computation................    524,920    526,726      537,126     524,626
                                                                         ==========  =========  ===========   =========

  Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company's stock options. The impact of the Company's stock options on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. The dilutive impact of the Company's stock options was calculated using an average price of the Company's common stock of $21.50 and $27.25 per share for the three and six months ended June 30, 2002, respectively, and an average price of the Company's common stock of $9.35 and $8.97 per share for the three and six months ended June 30, 2003, respectively.

  The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,                June 30,
                                                                         ---------------------  -----------------------
                                                                            2002       2003        2002         2003
                                                                         ----------  ---------  -----------   ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period....................................................     86,187     81,053       69,992      81,646
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures..................................     12,867     12,867       12,867      12,867
                                                                         ----------  ---------  -----------   ---------
Total common stock equivalents excluded from diluted net income
  per share computation................................................     99,054     93,920       82,859      94,513
                                                                         ==========  =========  ===========   =========

  Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $47.51 and $52.94 per share during the three and six months ended June 30, 2002, respectively, compared to weighted average exercise prices of $22.15 and $22.06 per share during the three and six months ended June 30, 2003, respectively.

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

  International software license revenues for three and six months ended June 30, 2002, were $58,036,000 and $152,486,000, respectively, representing 34% and 37% of software license revenues, respectively. International software license revenues for three and six months ended June 30, 2003, were $49,823,000 and $107,177,000, respectively, representing 45% and 48% of software license revenues, respectively. Total international revenues for the three and six months ended June 30, 2002, were $138,928,000 and $309,219,000, respectively, representing 34% and 35% of total revenues, respectively. Total international revenues for the three and six months ended June 30, 2003, were $133,783,000 and $272,974,000, respectively, representing 40% and 41% of total revenues, respectively. International software license revenues and total revenues are primarily derived from countries in Europe for all periods presented.

  During the three and six months ended June 30, 2002 and 2003, no individual customer accounted for more than 10% of the Company's total revenues.

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

The Company's consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including the Company's business, its performance during the three and six months ended June 30, 2002 and 2003, key factors that impacted this performance and risks that may impact the Company's on-going operations.

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

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications. Substantially all of the Company's revenues are derived from the sale of perpetual licenses of these software products and the related professional services and customer support, otherwise known as maintenance. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance and/or professional services, i.e., training, implementation services, etc. First-year maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. The Company's Global Services Organization provides professional services, which include a broad range of implementation services, training and technical support, to the Company's customers and implementation partners. The Company's Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners through every phase of the eBusiness transformation cycle. Substantially all of the Company's professional service arrangements are billed on a time and materials basis. Payment terms for the above arrangements are negotiated with the Company's customers and determined based on a variety of factors, including the customer's credit standing and the Company's history with the customer.

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

Overview of the Results for the Three and Six Months Ended June 30, 2003

To understand the Company's operating results during the first half of 2003, the Company believes an understanding of the environment in which the Company operated is required. Specifically, the Company believes its operating results during the first half of 2003 were impacted by several factors, including macro-economic conditions, economic conditions in the information technology industry and uncertainties within the application software industry. In addition, the Company is committed to improving its own performance, even in the current difficult macro- and micro-economic environment. As discussed further below, the Company has initiated a further restructuring of its operations that it believes will: (i) strengthen its competitive position; (ii) reduce its cost structure thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management and organizational structure in order to return to sequential quarterly revenue growth.

During the first half of 2003, the Company believes the primary factor impacting its operating performance was the weak global economic conditions. Simply stated, the Company's biggest challenge was the economy. Throughout 2001 and continuing into the first half 2003, economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. For instance, during the first half of 2003 corporate and consumer confidence in the economy has remained very cautious; unemployment in the United States reached a nine year high; and many of the leading economic indicators declined during this period. Further, geopolitical uncertainties, including the on-going hostilities involving the United States, have exacerbated corporations' general cautiousness in setting their capital spending budgets.

In addition, the Company believes that these weak economic conditions have disproportionately impacted the information technology industry. Many corporations have intensified their efforts to identify and realize potential cost savings in these difficult economic circumstances and, accordingly, capital spending by corporations, and more specifically information technology spending, continues to decline or be delayed. In addition, many corporations made capital expenditures in previous years in anticipation of future growth that did not materialize, thereby impacting their current capital expenditures.

The application software segment of the information technology industry was also affected by the uncertainty created by recently announced mergers and takeover attempts within this segment. Specifically, several of the Company's direct and indirect competitors are in the process of merger negotiations or taking steps to avoid takeover attempts.

The Company's operations and financial performance were directly and negatively impacted by the above factors. Specifically, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs; and/or (iv) lengthened the purchasing cycle. As a result of these and other factors, both the number of software license revenue transactions and average transaction size continued to be negatively impacted during the first half of 2003, with individual transactions generating license revenues greater than or equal to $5 million affected to the greatest extent.

The Company has taken and is in the process of taking additional steps to improve its operating performance and execution, even in the current difficult economic climate. Despite the difficult economic climate, the Company did not take any extraordinary actions, such as one time contingent discounts related to its software licenses. The following are the actions that the Company has taken in order to better enable it to grow its revenues and operating margins:

  The Company has continued to reduce the discretionary portion of its operating costs through the implementation of various new cost control initiatives, including: (i) tying bonuses more closely to achievement of financial objectives, (ii) reducing depreciation, primarily through reduced capital expenditures, and (iii) further reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

  The Company completed a restructuring of its operations and an associated workforce reduction in the fourth quarter of 2002 (the "2002 Restructuring"). Primarily as the result of the 2002 Restructuring, the Company reduced total quarterly costs and expenses by approximately $40 million on year-over-year basis during the quarter ended June 30, 2003.

  As a result of an evaluation of the current economic conditions in the information technology industry, along with the Company's current organizational structure and its expectations regarding revenue levels, in the second quarter of 2003 the Company determined that it would initiate a further restructuring of its operations, including a reorganization of its operating structure (e.g., sales organization, geographic operations, management structure, etc.) (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "Restructuring"). The Company anticipates the 2003 Restructuring will be completed by the end of 2003. Please refer to "Restructuring-Related Expenses" below for a further discussion of the 2003 Restructuring.

In addition, the Company achieved several milestones in the first half of 2003 that it believes will better enable the Company to grow its business when information technology spending returns to normalized levels, including:

  Industry analysts continued to acknowledge the Company's product leadership. For example, the Gartner Group, a prominent information technology market research firm, designated Siebel Systems as "leader"* in ten of its copyrighted Magic Quadrants** in 2003, up from seven in 2002. In nine of the ten categories, Gartner cited Siebel Systems as the only vendor that meets the leadership criteria for those CRM categories. There were a total of 18 Gartner Magic Quadrants covering CRM Suites, Marketing, Sales and Service.

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

___________________________

*  Leaders are performing well today, have a clear vision of market direction and are actively building competencies to sustain their leadership position in the market.

**  The Magic Quadrant is copyrighted February and March 2003 by Gartner, Inc. and is reused with permission, which permission should not be deemed to be an endorsement of any company or product depicted in the quadrant. The Magic Quadrant is Gartner, Inc.'s opinion and is an analytical representation of a marketplace at and for a specific time period. It measures vendors against Gartner defined criteria for a marketplace. The positioning of vendors within a Magic Quadrant is based on the complex interplay of many factors. Gartner does not advise enterprises to select only those firms in the "Leaders" quadrant. In some situations, firms in the Visionary, Challenger, or Niche Player quadrants may be the right matches for an enterprise's requirements. Well-informed vendor selection decisions should rely on more than a Magic Quadrant. Gartner research is intended to be one of many information sources including other published information and direct analyst interaction. Gartner, Inc. expressly disclaims all warranties, express or implied, of fitness of this research for a particular purpose.

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

In addition to the above accomplishments, the Company was able to achieve improvement in several of its key financial metrics. Specifically, despite the difficult economic challenges faced during the first half of 2003, the Company was able to operate a cash-positive, profitable business and achieved the following financial results:

  Total costs and expenses decreased by $40.1 million, or 11%, from $368.3 million in the three months ended June 30, 2002, to $328.2 million in the three months ended June 30, 2003, and decreased by $91.6 million, or 12%, from $755.8 million in the six months ended June 30, 2002, to $664.2 million in the six months ended June 30, 2003. The decrease in each of these periods was primarily due to cost savings from the 2002 Restructuring and its cost control initiatives.

  Cash and short-term investments increased by $140.2 million, or 6%, from $2,161.6 million as of December 31, 2002, to $2,301.8 million as of June 30, 2003, representing approximately 71% and 75% of total assets, respectively. During the periods of weak global economic conditions from 2001 to 2003, the Company increased cash and short-term investments by $1,149.2 million, or 100%, primarily through cash flows from operations.

  Days sales outstanding was 63 days as of December 31, 2002, as compared to 58 days as of June 30, 2003.

  Cash flows from operations were $278.8 million and $115.7 million during the six months ended June 30, 2002 and 2003, respectively.

  Working capital increased from $1,940.3 million as of December 31, 2002, to $2,020.5 million as of June 30, 2003.

  Deferred revenue, which consists primarily of deferred maintenance revenue, increased by 7%, from $270.6 million as of December 31, 2002, to $289.4 million as June 30, 2003.

  Stockholders' equity increased from $1,957.5 million as of December 31, 2002, to $2,032.6 million as of June 30, 2003.

The Company intends to improve these financial metrics and to return its software license and total revenues to sequential quarterly growth. The Company has set the following objectives that will guide management's decisions throughout the remainder of 2003:

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

Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2002 and 2003

Revenues

The following table sets forth the Company's revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2002 and 2003 (in thousands, except percentages):

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                     --------------------------------------  ------------------------------------
                                                            2002                2003                2002              2003
                                                     ------------------ -------------------  ----------------- ------------------
Revenues:
  Software.......................................... $170,109   41.9%  $109,894     33.0%  $416,156   47.1%  $221,986   33.3%
  Professional services, maintenance and other......  235,453   58.1     223,405     67.0     467,253   52.9     444,068   66.7
                                                     --------  -----    --------   ------    --------  -----    --------  -----
      Total revenues................................ $405,562  100.0%  $333,299    100.0%  $883,409  100.0%  $666,054  100.0%
                                                     ========  =====    ========   ======    ========  =====    ========  =====

Software. Software license revenues decreased by 35% from $170.1 million for the three months ended June 30, 2002, to $109.9 million for the three months ended June 30, 2003, and decreased by 47% from $416.2 million for the six months ended June 30, 2002, to $222.0 million for the six months ended June 30, 2003. Software license revenues as a percentage of total revenues decreased from 42% and 47% during the three and six months ended June 30, 2002, respectively, to 33% during both the three and six months ended June 30, 2003.

The Company markets its products through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International software license revenues accounted for 34% and 37% of software license revenues for the three and six months ended June 30, 2002, respectively, as compared to 45% and 48% of software license revenues for the three and six months ended June 30, 2003, respectively. The Company expects international software license revenues will continue to account for a significant portion of its overall software license revenues in the foreseeable future.

During the three and six months ended June 30, 2002 and 2003, the Company's customers' purchasing decisions were impacted by, among many other factors: (i) the overall weakness of the global economy, (ii) continued reductions in corporate capital expenditures, (iii) geopolitical uncertainties, and (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry. Accordingly, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process, (ii) increased the evaluation time to complete a software purchase, due in part to increased competition and the uncertainty in the application software industry, and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs.

As a result of these and other factors, both the number of software license revenue transactions and average transaction size were negatively impacted during the three and six months ended June 30, 2003, with individual transactions generating software license revenues greater than or equal to $5 million affected to the greatest extent. Specifically, the number of software license transactions decreased from 460 and 1,066 during the three and six months ended June 30, 2002, respectively, to 319 and 716 during the three and six months ended June 30, 2003, respectively. The Company's average transaction size decreased from $370,000 and $390,000 during the three and six months ended June 30, 2002, respectively, to $344,000 and $310,000 during the three and six months ended June 30, 2003, respectively. In addition, the number of transactions generating software license revenues greater than or equal to $5 million decreased from three and 15 transactions during the three and six months ended June 30, 2002, respectively, to two and four transactions during the three and six months ended June 30, 2003, respectively. Consequently, the Company's software license revenues decreased by 35% and 47% from the three and six months ended June 30, 2002, to the three and six months ended June 30, 2003. The decline in software license revenues as a percentage of total revenues was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues.

The Company and its management are committed to improving the performance of the Company's sales operations and returning its software license revenues to positive sequential quarterly growth. Although the Company's software license revenues decreased on a year-over-year basis, the Company took several steps in the latter part of 2002 and is in the process of taking additional steps in 2003 that it believes will better position it for future growth. Specifically, the Company has taken the following steps:

  The Company reorganized its sales management in the fourth quarter of 2002, including the hiring of Richard P. Chiarello as Senior Vice President, Worldwide Sales, in order to improve the sales organization's performance.

  As discussed previously, the Company initiated a restructuring of its operations in the second quarter of 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "Restructuring"), including a reorganization of its operating structure (e.g., sales organization, geographic operations, management structure, etc.). The Company believes the 2003 Restructuring and the resulting new organizational structure will improve cross-unit collaboration, better align its organizational structure with the Company's go-to-market strategy, and empower local managers with increased authority and accountability. The Company believes that the new organizational structure will allow greater responsiveness to customers, faster decision making and an improved focus of the Company's resources on key growth areas.

  The Company continued to increase its customer base with 59% and 57% of software license revenues coming from new customer projects during the three and six months ended June 30, 2003. The Company measures revenues from new customer projects based on software license transactions from new customers, new divisions of existing customers and/or new projects at existing customers. The Company believes that the continued growth of its customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels.

  Many smaller software providers that compete with the Company fell into financial difficulties during 2002 and the first half of 2003 as a result of the reluctance of customers to procure their software needs from a vendor lacking either a mature solution or secure financial outlook. Accordingly, the Company believes that it is well positioned to offer the customers and potential customers of these vendors the software solution they need.

The Company anticipates that its software license revenues will return to positive growth when the current geopolitical tensions ease and the overall economic conditions strengthen and, more specifically, when the overall demand for information technology increases. The Company does not expect a significant improvement in information technology spending in the immediate future and, accordingly, during the third quarter of 2003 the Company expects software license revenues, both in terms of absolute dollars and as a percentage of total revenues, to remain comparable to levels in the second quarter of 2003.

The Company's future software license revenues and operating performance may be negatively impacted by: (i) the uncertainty in the application software industry and resulting reductions in capital expenditures, (ii) geopolitical uncertainties, including continued hostilities involving the United States, (iii) additional terrorist attacks, (iv) a lack of confidence in corporate governance and accounting practices, (v) the diversity in global economic conditions, (vi) continued intense competition, (vii) corporate and consumer confidence in the economy, (viii) operational execution related to and the resulting uncertainty created by the 2003 Restructuring, and (ix) other factors described under "Risk Factors" below.

Professional Services, Maintenance and Other. Professional services, maintenance and other revenues are primarily comprised of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Professional services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement and depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Professional services, maintenance and other revenues decreased by 5% from $235.5 million for the three months ended June 30, 2002, to $223.4 million for the three months ended June 30, 2003, and also decreased by 5% from $467.3 million for the six months ended June 30, 2002, to $444.1 million for the six months ended June 30, 2003. As a percentage of total revenues, professional services, maintenance and other revenues were 58% and 53% during the three and six months ended June 30, 2002, respectively, as compared to 67% during both the three and six months ended June 30, 2003.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decline in revenues derived from the Company's implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance. The Company's maintenance revenues have continued to increase on a year-over-year basis, primarily due to the renewal of customer maintenance agreements and the signing of maintenance agreements at the time of a new software license. However, due primarily to weak economic conditions, the Company's efforts to renew existing customers' maintenance agreements have become more challenging. Specifically, several of the Company's customers have reduced the size of their employee base, thereby impacting the number of users of the Company's software.

While maintenance revenues have increased on a year-over-year basis, professional services revenues decreased in both the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. Because the Company's professional services revenues generally lag software license revenues by three to six months, the Company's implementation and training services are largely dependent on the amount of software license revenues generated in the preceding period. The deteriorating economic conditions and resulting decline in software license revenues throughout 2002 and the first half of 2003 have negatively impacted professional services revenues.

Professional services, maintenance and other revenues increased as a percentage of total revenues during the three and six months ended June 30, 2003, due primarily to growth in the number of customers receiving maintenance, coupled with a comparatively sharper decrease in the Company's software license revenues. The Company expects that professional services, maintenance and other revenues will return to positive growth soon after the Company's software license revenues return to positive growth. The Company currently anticipates that quarterly professional services, maintenance and other revenues for the third quarter of 2003, both in terms of absolute dollars and as a percentage of total revenues, will remain comparable to the levels in the second quarter of 2003.

Cost of Revenues

The following table sets forth the Company's cost of revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2002 and 2003 (in thousands, except percentages):

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                     --------------------------------------  ------------------------------------
                                                            2002                2003                2002              2003
                                                     ------------------ -------------------  ----------------- ------------------
Cost of revenues:
  Software.......................................... $  5,282    1.3%  $  4,268      1.3%  $ 10,577    1.2%  $  8,989    1.3%
  Professional services, maintenance and other......  125,061   30.8     126,141     37.8     256,194   29.0     251,653   37.8
                                                     --------  -----    --------   ------    --------  -----    --------  -----
      Total cost of revenues........................ $130,343   32.1%  $130,409     39.1%  $266,771   30.2%  $260,642   39.1%
                                                     ========  =====    ========   ======    ========  =====    ========  =====

Total cost of revenues was $130.3 million and $266.8 million during the three and six months ended June 30, 2002, respectively, as compared to $130.4 million and $260.6 million during the three and six months ended June 30, 2003, respectively. As a percentage of total revenues, total cost of revenues was 32% and 30% during the three and six months ended June 30, 2002, respectively, as compared to 39% during both the three and six months ended June 30, 2003. Total cost of revenues increased as a percentage of total revenues during the 2003 periods compared to the 2002 periods, primarily due to the Company deriving a higher percentage of its total revenues from professional services, maintenance and other revenues, which are at lower margins than software license revenues.

The following is a discussion of the year-over-year changes within the individual components of cost of revenues:

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues was $5.3 million and $10.6 million for the three and six months ended June 30, 2002, respectively, compared to $4.3 million and $9.0 million for the three and six months ended June 30, 2003, respectively. As a percentage of software license revenues, cost of software license revenues was 3% during both the three and six months ended June 30, 2002, compared to 4% during both the three and six months ended June 30, 2003, respectively. Cost of software license revenues decreased in terms of absolute dollars primarily due to the decrease in software license revenues. As a percentage of software license revenues, these costs increased in the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, primarily due to a significant portion of these costs relating to amortization of acquired technology, which is relatively fixed in nature, and certain royalty arrangements which are fixed in nature (i.e., royalty rates that are time based and therefore do not vary with software license revenues). During the third quarter of 2003, cost of software license revenues as a percentage of software license revenues is expected to remain comparable to the percentage incurred during the second quarter of 2003.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues was $125.1 million and $256.2 million for the three and six months ended June 30, 2002, respectively, compared to $126.1 million and $251.7 million for the three and six months ended June 30, 2003, respectively. These costs were approximately 53% and 55% of professional services, maintenance and other revenues during the three and six months ended June 30, 2002, respectively, compared to 56% and 57% during the three and six months ended June 30, 2003, respectively.

Cost of professional services, maintenance and other revenues in terms of absolute dollars were comparable during the three months ended June 30, 2002 and 2003. These costs decreased in terms of the absolute dollar amount from the six months ended June 30, 2002, to the six months ended June 30, 2003, primarily due to: (i) the partial realization of cost savings from the 2002 Restructuring, as described more fully in Note 2 to the accompanying unaudited consolidated financial statements, including savings from the reduction of personnel, and (ii) the further realization of savings from the Company's cost control initiatives. Partially offsetting these cost savings was an increase in compensation costs from the renewal of merit increases and other incentive compensation in the second half of 2002.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenue amounts increased during the three and six months ended June 30, 2003, from the three and six months ended June 30, 2002, primarily due to: (i) the increase in compensation expense as a result of a renewal of merit increases and other incentive compensation, and (ii) a decrease in revenue from licenses of the Company's Multi-Channel Services' products that is included in "other revenues," which is at higher margins than maintenance and professional services.

In connection with the 2003 Restructuring, the Company intends to reduce personnel in the Company's Global Services Organization, including consolidating its management structure, in order to improve the utilization of its professional services' staff and better align its cost structure with expected revenues. In addition, the Company expects to continue to reduce the cost of professional services, maintenance and other revenues through the continuation of its cost control initiatives and further aligning its incentive compensation plans with gross margin attainment. Accordingly, the Company expects that professional services, maintenance and other costs, in terms of both the absolute dollar amount and as a percentage of professional services, maintenance and other revenues, will remain comparable to or decrease in the third quarter of 2003 from the levels incurred during the second quarter of 2003.

Operating Expenses

The following table sets forth the Company's operating expenses, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2002 and 2003 (in thousands, except percentages):

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                     --------------------------------------  ------------------------------------
                                                            2002                2003                2002              2003
                                                     ------------------ -------------------  ----------------- ------------------
Operating expenses:
  Product development............................... $ 85,200   21.0%  $ 75,474     22.7%  $168,919   19.1%  $154,745   23.2%
  Sales and marketing...............................  123,303   30.4      93,876     28.2     260,558   29.5     194,048   29.2
  General and administrative........................   29,500    7.3      28,175      8.4      59,567    6.8      54,541    8.2
  Restructuring-related expenses....................       --     --         274      0.1          --     --         274     --
                                                     --------  -----    --------   ------    --------  -----    --------  -----
      Total operating expenses...................... $238,003   58.7%  $197,799     59.4%  $489,044   55.4%  $403,608   60.6%
                                                     ========  =====    ========   ======    ========  =====    ========  =====

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date. Product development expense decreased from $85.2 million for the three months ended June 30, 2002, to $75.5 million for the three months ended June 30, 2003, and decreased from $168.9 million for the six months ended June 30, 2002, to $154.7 million for the six months ended June 30, 2003. As a percentage of total revenues, product development expense was 21% and 19% for the three and six months ended June 30, 2002, as compared to 23% for both the three and six months ended June 30, 2003.

The decrease in product development expense in terms of absolute dollars from the three and six months ended June 30, 2002, to the three and six months ended June 30, 2003, was primarily attributable to: (i) cost savings from the reduction of product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the 2002 Restructuring, and (ii) further realization of cost savings from the Company's cost control initiatives, including reductions of travel- and entertainment-related expenditures. Partially offsetting these cost savings were: (i) increased compensation costs from the renewal of merit increases and other incentive compensation, and (ii) increased costs from outside consultants in connection with the further development of the Company's newest product, UAN. Product development expense as a percentage of total revenues increased due to the Company's continued investment in the research and development during a period in which the Company's software license revenues decreased.

In connection with the 2003 Restructuring, the Company intends to: (i) eliminate unprofitable products, which will result in the reduction of personnel in its product development organization, (ii) move a portion of its quality assurance and testing activities offshore, and (iii) consolidate the Company's product development management structure in order to better align its cost structure with the Company's expected revenues. For the Company's core product lines, the Company anticipates that it will continue to devote substantial resources to develop new versions of its existing products, new products and additional modules for its products. As a result of the anticipated actions related to the 2003 Restructuring, the Company expects product development expenses, in terms of both absolute dollars and as a percentage of total revenues, to decrease in the third quarter of 2003 from the levels incurred during the second quarter of 2003.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Sales and marketing expense is comprised primarily of costs associated with the Company's sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. Sales and marketing expense decreased from $123.3 million for the three months ended June 30, 2002, to $93.9 million for the three months ended June 30, 2003, and decreased from $260.6 million for the six months ended June 30, 2002, to $194.0 million for the six months ended June 30, 2003. As a percentage of total revenues, sales and marketing expense was 30% for both the three and six months ended June 30, 2002, as compared to 28% and 29% for the three and six months ended June 30, 2003, respectively.

Sales and marketing expense decreased in terms of absolute dollars from the three and six months ended June 30, 2002, to the three and six months ended June 30, 2003, due primarily to: (i) the continued close monitoring of the Company's expenses and further implementation of the Company's cost control initiatives, including reductions in travel and entertainment expenditures and advertising expenditures; (ii) the decrease in sales commissions and other incentive compensation that resulted from a decrease in the Company's software license revenues; and (iii) the further reduction of expenses as a result of the 2002 Restructuring, including the reduction of sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities in the second half of 2002. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of merit compensation increases and incentive compensation plans.

In connection with the 2003 Restructuring, the Company intends to: (i) consolidate the number of sales personnel serving an individual customer, which the Company believes will allow greater responsiveness to customers, faster decision making, and an improved focus of the Company's resources on key growth areas; and (ii) consolidate the Company's sales and marketing management structure in order to better align its cost structure with the Company's expected revenues. As a result of the anticipated actions related to the 2003 Restructuring, the Company expects sales and marketing expense, in terms of both absolute dollars and as a percentage of total revenues, to decrease in the third quarter of 2003 from the levels incurred during the second quarter of 2003.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $29.5 million for the three months ended June 30, 2002, to $28.2 million for the three months ended June 30, 2003, and decreased from $59.6 million for the six months ended June 30, 2002, to $54.5 million for the six months ended June 30, 2003. As a percentage of total revenues, general and administrative expense was 7% for both the three and six months ended June 30, 2002, compared to 8% for both the three and six months ended June 30, 2003. General and administrative expenses decreased from the 2002 periods to 2003 periods primarily due to: (i) further reduction of expenses in the second half of 2002 as a result of the 2002 Restructuring, including the reduction of general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities, and (ii) a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels. Partially offsetting these cost savings were increases in legal expenses and compensation expense associated with the renewal of merit compensation increases and incentive compensation plans.

During the three and six months ended June 30, 2003, the majority of general and administrative expenses were relatively fixed in nature. Accordingly, due primarily to a decrease in total revenues, general and administrative expense increased as a percentage of total revenues during the three and six months ended June 30, 2003, from the respective periods in 2002.

In connection with the 2003 Restructuring, the Company intends to consolidate the Company's general and administrative management structure and to reduce the size of it general and administrative staff in order to better align its cost structure with the Company's expected revenues. In addition, the Company expects to continue to closely monitor discretionary expenditures and continue many of the cost control initiatives discussed above throughout the remainder of 2003. Accordingly, during the third quarter of 2003, the Company anticipates general and administrative expense, in terms of both absolute dollars and as a percentage of total revenues, to decrease in the third quarter of 2003 from the levels incurred during the second quarter of 2003.

Restructuring-Related Expenses. As previously discussed, certain of the Company' key operating metrics have declined from their historical levels. In response to this decline, the Company initiated a series of steps that it believes will: (i) strengthen the Company's competitive position; (ii) reduce its cost structure thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company has taken the following actions:

  The Company reduced the discretionary portion of its operating costs through various cost control initiatives discussed above.

  In order to further align the Company's operating structure with anticipated revenue levels, the Company initiated the 2002 Restructuring, which it completed in December 2002. The 2002 Restructuring consisted primarily of the consolidation of excess facilities, reductions in its workforce and the abandonment of certain assets in connection with the consolidation of excess facilities.

  During the first half of 2003, the Company continued to evaluate the economic conditions in the information technology industry, along with the Company's current organizational structure and its expectations regarding revenue levels. Based on this evaluation, in the second quarter of 2003 the Company determined that it would initiate the 2003 Restructuring. The Company anticipates the 2003 Restructuring will be completed by the end of 2003.

The following table summarizes the Company's Restructuring expenses during the six months ended June 30, 2003, and the related Restructuring obligations as of June 30, 2003 (in thousands):

                                                            Employee      Facility-      Asset
                                                           Termination     Related     Abandonment
                                                              Costs         Costs        Costs        Total
                                                          ------------ -------------- -----------  -----------
Restructuring obligations, December 31, 2002 (1)......... $     3,935  $     150,613  $       --   $  154,548
                                                          ------------ -------------- -----------  -----------
Restructuring-related expenses charged to operations:
  Changes in estimate related to 2002 Restructuring (2)..         (58)       (10,531)        617       (9,972)
  2003 Restructuring charges (3).........................          --          8,267       1,979       10,246
                                                          ------------ -------------- -----------  -----------
     Total Restructuring-related expenses................         (58)        (2,264)      2,596          274
Cash payments............................................      (2,800)       (38,254)         --      (41,054)
Non-cash charges.........................................          --             --      (2,596)      (2,596)
                                                          ------------ -------------- -----------  -----------
Restructuring obligations, June 30, 2003 (4)............. $     1,077  $     110,095  $       --   $  111,172
                                                          ============ ============== ===========
     Less: Restructuring obligations, short-term.........                                              33,464
                                                                                                   -----------
     Restructuring obligations, long-term................                                          $   77,708
                                                                                                   ===========

  The Company recognized a charge related to the 2002 Restructuring of $205.3 million, which was comprised of: (i) severance and associated employee termination costs of $23.6 million related to the reduction of the Company's workforce, (ii) lease termination and other costs of $155.7 million associated with permanently vacating certain facilities, and (iii) non-cash impairment costs of $26.0 million related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities. The Company settled $24.8 million of the 2002 Restructuring obligations during 2002.

  During the second quarter of 2003, the Company revised its estimates related to the 2002 Restructuring due primarily to: (i) the Company terminating certain leases at more favorable terms than originally anticipated, and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated. This resulted in a net reversal of $10.0 million of the 2002 Restructuring expenses during the three months ended June 30, 2003. The Company believes its estimates with respect to the remaining 2002 Restructuring obligations are appropriate as of June 30, 2003.

  The 2003 Restructuring charges incurred as of June 30, 2003, consist solely of charges associated with certain facilities that the Company ceased use of as of that date. As discussed further below, the Company will incur additional charges in connection with the 2003 Restructuring during the third and fourth quarters of 2003.

  Total Restructuring obligations as of June 30, 2003, primarily relate to costs associated with permanently vacated facilities. These costs are primarily comprised of the remaining lease obligations, net of estimated sublease income, along with costs associated with demising and subleasing the vacated facilities. The obligations in the above table associated with permanently vacating facilities will generally be paid over the remaining lease terms, ending at various dates through March 2022, or over a shorter period as the Company may negotiate with its lessors. The obligations in the above table associated with the Company's workforce reduction will be paid during the second half of 2003.

In the second quarter of 2003, the Company began developing a plan to restructure its operations, including a reorganization of its operating structure (e.g., sales organization, geographic operations, management structure, etc.). The Company anticipates the 2003 Restructuring will be completed by the end of 2003. The 2003 Restructuring charges incurred as of June 30, 2003, consist solely of charges associated with certain facilities that the Company ceased use of as of that date. During the third and fourth quarters of 2003, the Company anticipates that it will: (i) consolidate additional facilities, including ceasing operations in certain geographic locations; (ii) reduce its workforce, including reductions as the result of reorganizing its operating and management structures; and (iii) abandon certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

The Company will record the costs associated with the 2003 Restructuring as follows: (i) costs associated with the Company's reduction of its workforce and consolidation of its facilities will be recorded based on their respective fair values (i.e., the present value of expected net cash flows associated with these obligations), and (ii) the cost associated with the abandonment of certain long-lived assets will be recorded based on the net carrying value of the assets at the time of the abandonment. The Company is still in the process of finalizing its plans related to the 2003 Restructuring and, accordingly, the total expenses and cash outlays related to the 2003 Restructuring are not currently estimable.

As part of the 2003 Restructuring, the Company intends to reduce its workforce by approximately 10%. This workforce reduction will affect substantially all of the Company's organizations and geographical regions. Expenses associated with the workforce reduction will be comprised primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs. The Company expects that these costs will be expensed during the third quarter of 2003.

As a result of the anticipated workforce reduction, certain of the Company's facilities are projected to be under-utilized. Accordingly, the Company intends to improve the utilization of its facilities by consolidating its remaining workforce into certain existing facilities and ceasing to utilize the then vacated facilities. The Company expects that the portion of the 2003 Restructuring charge related to facilities consolidation will be expensed during the second half of 2003 as the Company ceases to utilize the facilities. The costs associated with the Company's facilities consolidation will be recorded based on the present value of the sum of the expected lease termination costs and/or costs associated with satisfying remaining lease commitments, less estimated sublease income.

In accordance with SFAS 146, in periods subsequent to the initial recording of the 2003 Restructuring obligations, the Company will recognize accretion expense due solely to the passage of time. The Company will record this accretion as an additional Restructuring-related expense and as an increase in the carrying amount of the 2003 Restructuring obligations. Additionally, the Company will expense certain other costs, such as moving costs, when incurred.

As part of the 2003 Restructuring, certain leasehold improvements, furniture and fixtures, and computer equipment are expected to be abandoned in the second half of 2003. The Company expects the charge related to asset impairments will be expensed in the second half of 2003.

Subject to the timely and successful implementation of the 2003 Restructuring, the Company believes that the 2003 Restructuring will further reduce the Company's expense levels and a portion of the related cash requirements, resulting in a cost structure that is better aligned with the Company's anticipated future revenues. The Company is still in the process of finalizing its plans related to the 2003 Restructuring. However, the Company expects that once finalized, the 2003 Restructuring, along with its cost control initiatives, may reduce the Company's quarterly operating expenses by up to $40 million from where operating expenses would have been absent the 2003 Restructuring.

The majority of the quarterly expense savings from the 2003 Restructuring are expected to be derived from: (i) the Company's workforce reduction, including expense reductions related to employee compensation, employee benefits and other direct costs of up to $20 million; (ii) the Company's consolidation of its facilities, including reductions of rent and other operating costs of up to $7 million; (iii) a decrease in depreciation expense of up to $10 million, due primarily to reductions in capital expenditures and the abandonment of certain leasehold improvements, computer equipment, and furniture and fixtures; and (iv) a decrease in other operating costs of up to $3 million, due primarily to the Company's cost control initiatives, including savings from relocating a portion of the Company's product development operations overseas. The Company expects to achieve these expense savings by end of the fourth quarter of 2004.

Because the benefits related to the 2003 Restructuring are derived from management's estimates, which are based on currently available information, the 2003 Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated. Please refer to "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of risks associated with the Company's Restructuring efforts.

Operating Income and Operating Margin

Operating income decreased from $37.2 million during the three months ended June 30, 2002, to $5.1 million during the three months ended June 30, 2003, and decreased from $127.6 million during the six months ended June 30, 2002, to $1.8 million during the six months ended June 30, 2003. Operating margin was 9% and 14% during the three and six months ended June 30, 2002, respectively, as compared to 2% and 0.3% during the three and six months ended June 30, 2003, respectively. The Company's operating income and margins decreased on a year over year basis during the three and six months ended June 30, 2003, primarily as a result of the decrease in the Company's software license revenues for the reasons described above. The decline in operating income and operating margin was partially offset by the cost savings from the 2002 Restructuring and management's cost control initiatives.

Other Income, Net

For the three and six months ended June 30, 2002 and 2003, other income, net was comprised of the following (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                --------------------- ---------------------
                                                   2002       2003       2002       2003
                                                ---------- ---------- ---------- ----------
Interest income................................ $  14,885  $  13,475  $  28,957  $  27,711
Interest expense...............................    (4,889)    (4,854)    (9,836)    (9,748)
Net gains on marketable investments............     2,478      2,158      4,730      3,705
Write-down of cost-method investments..........    (2,508)      (153)    (2,508)      (406)
Other, net.....................................      (659)      (455)    (1,443)      (588)
                                                ---------- ---------- ---------- ----------
                                                $   9,307  $  10,171  $  19,900  $  20,674
                                                ========== ========== ========== ==========

Interest income represents earnings on the Company's cash and short-term investments. Interest income remained relatively flat in 2003 compared to 2002, primarily due to the Company's increased balances of cash and short-term investments, which offset a decline in interest rates. Interest expense primarily represents interest on the Company's $300.0 million convertible subordinated debentures (see Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for a further description of the convertible subordinated debentures).

During the three and six months ended June 30, 2002 and 2003, net gains on marketable investments were primarily the result of gains from sales of certain of the Company's short-term investments. The Company holds several minority interests, included in other assets and accounted for under the cost method, in companies having operations or technology in areas within its strategic focus. During the three and six months ended June 30, 2002 and 2003, the write-down of cost-method investments represents adjustments to certain of these investments to the estimated fair value as the decline in the value of these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes

The Company's provision for income taxes totaled $16.7 million and $53.1 million for the three and six months ended June 30, 2002, respectively, compared to $5.5 million and $8.1 million for the three and six months ended June 30, 2003, respectively. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 36% for all periods presented. The Company currently expects its Effective Rate for the third quarter of 2003 to be approximately 36%; however, the Company may have to increase its tax rate in future periods should the Company's actual geographical mix or absolute levels of annual pretax income differ from amounts currently expected.

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

As discussed in Note 3 to the accompanying unaudited consolidated financial statements, the Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). The Company believes it has made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments the IRS has or may propose with respect to the U.S. Federal income tax returns.

Net Income

During the three and six months ended June 30, 2002, the Company earned net income of $29.8 million and $94.4 million, respectively, compared to net income during the three and six months ended June 30, 2003, of $9.8 million and $14.4 million, respectively. Diluted net income per share was $0.06 and $0.18 per share for the three and six months ended June 30, 2002, respectively, compared to net income per share of $0.02 and $0.03 per share during the three and six months ended June 30, 2003, respectively.

Liquidity and Capital Resources

Overview

The Company derives its liquidity and capital resources primarily from its cash flows from operations and from working capital. The Company's working capital increased from $1,940.3 million as of December 31, 2002, to $2,020.5 million as of June 30, 2003. The significant components of the Company's working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. The Company continues to operate a cash-positive business and, accordingly, the Company has continued to increase its cash and short-term investment balances. Specifically, the Company's cash, cash equivalents and short-term investments increased from $2,161.6 million as of December 31, 2002, to $2,301.8 million as of June 30, 2003, representing approximately 71% and 75% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 63 days as of December 31, 2002, compared to 58 days as of June 30, 2003. In addition, the Company's average payment terms on license revenue transactions were 28 days as of December 31, 2002, compared to 34 days as of June 30, 2003.

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

Commitments

As of June 30, 2003, the Company's future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases and the Company's $300.0 million convertible subordinated debentures. Please refer to "Liquidity and Capital Resources" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for a further discussion of the Company's future fixed commitments, including a five-year schedule of future cash payments under these obligations.

Cash Flows

Cash provided by operating activities was $278.8 million and $115.7 million for the six months ended June 30, 2002 and 2003, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from operations. Cash provided by operating activities decreased from 2002 to 2003 primarily as the result of the decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions. During the six months ended June 30, 2002 and 2003, the Company's cash flows from operations were primarily derived from: (i) the Company's earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, and bad debt, and (ii) changes in the Company's working capital, which is primarily comprised of collections of accounts receivable and increases in deferred revenue, partially offset by payments of accounts payable, accrued expenses (inclusive of bonuses and accrued compensation) and Restructuring obligations.

The majority of the Company's Restructuring-related expenses will be paid over time and, accordingly, as the Company settles its remaining Restructuring obligations ($111.2 million as of June 30, 2003), the Company's future cash flows from operations will be reduced in the period of settlement. The majority of the remaining Restructuring-related obligations will be settled over the next three to five years. The Company currently estimates that it will settle $33.5 million of these obligations in the next 12 months.

Cash used in investing activities was $319.2 million and $182.6 million for the six months ended June 30, 2002 and 2003, respectively. During each of these periods, the Company's investment activities primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. For the six months ended June 30, 2002 and 2003, the Company reinvested its cash flows from operations into short-term investments in net amounts of $280.7 million and $166.3 million, respectively, and purchased property and equipment totaling $49.2 million and $10.5 million, respectively. Other investing activities resulted in an increase of $10.7 million during the six months ended June 30, 2002, compared to a decrease of $5.8 million during the six months ended June 30, 2003.

Capital expenditures have continued to decrease on a year-over-year basis primarily due to the reduction in the size of the Company's workforce and consolidation of its facilities. The Company will continue to closely monitor its capital expenditures and currently expects that total capital expenditures for the year ended December 31, 2003, will be $30 million or less.

Cash provided by financing activities was $97.0 million and $29.4 million for the six months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2002 and 2003, the Company's financing activities consisted primarily of net proceeds of $76.2 million and $35.8 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan. During the six months ended June 30, 2002, the Company also received proceeds of $24.9 million from equipment financing. The Company's cash inflows from financing activities were partially offset during the six months ended June 30, 2002 and 2003, by the Company's repayment of capital lease obligations.

Adoption of Accounting Standards

During the six months ended June 30, 2003, the Company adopted new accounting standards related to the accounting for and disclosure of restructuring obligations (i.e., costs associated with exit and disposal activities), asset retirement obligations, and guarantees. The adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. However, the adoption of SFAS 146 "Accounting for Exit or Disposal Activities" may affect when future restructuring costs are recognized and the amount of such costs. Please refer to Note 1 to the accompanying unaudited consolidated financial statements for further discussion of the accounting standards adopted during 2003.

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

In addition to the estimates and assumptions that are utilized in the preparation of financial statements, the inability to estimate the timing and amount of future revenues could significantly impact the Company's future operations. The Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. Specifically, the slowdown in the global economy and information technology spending, along with hostilities involving the United States, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, which may adversely and materially affect the Company's business, financial condition or results of operations.

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

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of the Company's employees participate in one of the above plans, thereby providing the Company the ability to meet its goal of long-term retention of its employees. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in "Item 11. Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

Section II. Significant Actions Taken During 2003 Related to Stock Options

Historically, stock options have been an important component of total compensation for the Company's employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. The Company has on occasion also assumed outstanding stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is scheduled to occur during the second quarter of each year).

Associated with the market downturn, during the first half of 2003 the Company took several steps to reduce the number of stock options outstanding, each of which is described further below. These actions resulted in stock options outstanding decreasing by 25.3 million, or 14%, from the levels outstanding as of December 31, 2002, and stock options outstanding relative to shares outstanding decreasing from 38% as of December 31, 2002, to 32% as of June 30, 2003. The Company believes that its actions will continue to align the interests of its employees and management with the interests of its stockholders.

CEO Option Cancellation

As described more fully in Note 6 to the accompanying unaudited consolidated financial statements, at the request of its CEO, the Company cancelled approximately 26 million of its CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to the Company's CEO since October 1998. The Company's CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 14% from the levels as of December 31, 2002, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2002. The Company has provided no compensation in exchange for the cancellation of the CEO's stock options, nor will it provide any compensation in the future in exchange for such cancellation.

2003 Grants and Forfeitures

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, the Company adjusted its compensation structure in 2002 to significantly reduce the number of stock options issued to new and existing employees. The Company has maintained these new equity based compensation guidelines in 2003. In addition, commencing in February 2003, the Company began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time.

In accordance with these revised guidelines, the Company evaluates whether to grant a merit award of stock options to employees and officers during the second quarter of each year. Accordingly, in addition to grants made to newly hired employees, during the second quarter of 2003, the Company granted an aggregate of 17.8 million stock options to its employees and officers in recognition of their performance and future potential with the Company. The Company's Chairman and CEO did not receive any new stock options during the six months ended June 30, 2003. Stock option grants, net of forfeitures by employees upon termination, resulted in a net increase in the Company's outstanding stock options of 3% from the levels as of December 31, 2002, representing an increase in net potential dilution to existing stockholders of 1%. The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of stock options forfeited by employees leaving the Company, divided by the total outstanding shares of common stock at the beginning of the year. The Dilution Percentage for the six months ended June 30, 2003, does not reflect the voluntary cancellation of stock options by the Company's CEO discussed above. The increase in the net Dilution Percentage in the first half of 2003 of 1% compares to a decrease of 5% during the year ended December 31, 2002, and an increase of 21% during the year ended December 31, 2001.

2003 Anticipated Stock Option Grants

The Company intends to continue to manage the number of stock options granted in the future, while still providing competitive compensation packages to its employees. The Company currently expects that the incremental Dilution Percentage resulting from new stock option grants for the remainder of 2003 will be less than the Dilution Percentage for the first six months of 2003. This estimate could differ from the actual percentage, depending on various factors, including changes in estimated stock option grants for planned hiring, potential acquisitions, merit and retention-based programs.

Section III. General Option Information

Combined plan activity for the six months ended June 30, 2003, is summarized as follows:

                                                        Shares                       Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances, December 31, 2002.....................  161,307,093    185,472,781    $       17.42
     Additional shares authorized..................           --             --
     Options granted to employees..................  (17,566,350)    17,566,350    $        8.65
     Options granted to officers and directors.....   (1,720,000)     1,720,000    $        8.61
     Options exercised.............................           --     (5,753,269)   $        4.95
     Options forfeited/canceled upon termination...   12,778,637    (12,833,426)   $       21.14
     Options cancelled by the Company's CEO........   25,950,000    (25,950,000)   $       34.63
                                                     ------------ --------------  ---------------
   Balances, June 30, 2003.........................  180,749,380    160,222,436    $       13.72
                                                     ============ ==============

The Company continues to believe in broad-based employee stock ownership. As the table below indicates, the Company has continued to allocate the vast majority of its stock options to employees who are not officers and directors. "Named Executive Officers" in the below table and in the remainder of this quarterly report on Form 10-Q represent the Company's CEO and four most highly compensated executive officers for the year ended December 31, 2002, as disclosed in Item 11. "Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Summarized below is the distribution of the Company's stock options for the years ended December 31, 2001 and 2002, and the six months ended June 30, 2003:

                                                                         Year Ended December 31,   Six Months
                                                                         ----------------------      Ended
                                                                            2001       2002       June 30, 2003
                                                                         ----------- ----------  --------------
Grants during the period as a percentage of total
  stock options granted:
      Named Executive Officers.........................................       12.4%      3.4%           4.1%
      All other officers and directors as a group......................        2.4        0.3             4.8
                                                                         ----------- ----------  --------------
         Total for all officers and directors..........................       14.8        3.7             8.9
      All other employees as a group...................................       85.2       96.3            91.1
                                                                         ----------- ----------  --------------
         Total all grants..............................................      100.0%    100.0%         100.0%
                                                                         =========== ==========  ==============

The following table details the "in-the-money" and "out-of-the-money" status of the Company's stock options outstanding as of June 30, 2003:

                          Options Outstanding              Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
    Options       of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      79,759,575            4.7    $   5.12   52,799,737    $   3.88
Out-of-the-money  80,462,861            7.6    $  22.25   36,063,549    $  22.46
                 ------------  -------------  ----------  -----------  ----------
                 160,222,436            6.1    $  13.72   88,863,286    $  11.42
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of June 30, 2003, of $9.48 per share and out-of-the money stock options have exercise prices equal to or greater than $9.48 per share.

Section IV. Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. There were no grants of stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and six months ended June 30, 2002 and 2003.

An alternative to the intrinsic value method of accounting for stock options is the fair value approach allowed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (hereinafter collectively referred to as "SFAS 123"). The Company has continued to follow the intrinsic value method of APB 25, as the Company believes the accounting for stock options under SFAS 123 is highly subjective and does not necessarily reflect the economic substance of an employee stock option. Specifically, the compensation cost under SFAS 123 is recognized ratably over the vesting period, regardless of whether the stock options' exercise prices are below the fair value of the Company's common stock. In addition, compensation expense related to vested stock options that are subsequently forfeited or canceled is reflected in operations, despite the fact that the stock options did not provide any value to the employee or dilute existing stockholders. Subsequent to cancellation of a stock option, no additional compensation expense for that cancelled stock option is reported in the pro forma disclosure of stock-based compensation.

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

As required by SFAS 123, the Company has prepared a reconciliation of its net income as reported on the statement of operations to the net income that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the pro forma stock-based employee compensation expense determined under SFAS 123. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on net income and net income per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                           Three Months Ended     Six Months Ended
                                                                                June 30,               June 30,
                                                                        ----------------------  -----------------------
                                                                            2002       2003        2002        2003
                                                                        ----------- ----------  -----------  ----------
Net income (loss):
  As reported.......................................................... $   29,775  $   9,768   $   94,396   $  14,386
                                                                        ----------- ----------  -----------  ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............      1,331        475        2,938         980
    In-the-money stock options.........................................     (8,555)    (7,121)     (17,564)    (13,423)
    Stock purchase rights under the Purchase Plan......................     (8,234)    (1,206)     (16,468)     (2,069)
                                                                        ----------- ----------  -----------  ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................    (15,458)    (7,852)     (31,094)    (14,512)
    Out-of-the-money stock options.....................................    (50,956)   (46,715)    (127,124)    (95,291)
    Stock options cancelled for no consideration.......................    (25,012)        --      (61,608)   (251,821)
    Stock options forfeited/cancelled in connection with terminations..    (18,352)        (4)     (48,192)       (559)
    Stock options subsequently repurchased on September 30, 2002.......    (49,934)        --     (101,615)         --
                                                                        ----------- ----------  -----------  ----------
       Total pro forma expense giving effect to SFAS 123...............   (159,712)   (54,571)    (369,633)   (362,183)
                                                                        ----------- ----------  -----------  ----------
  Pro forma giving effect to SFAS 123.................................. $ (129,937) $ (44,803)  $ (275,237)  $(347,797)
                                                                        =========== ==========  ===========  ==========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on June 30, 2003, of $9.48, and out-of-the-money stock options have exercise prices equal to or greater than $9.48.

As the table above illustrates, during the three and six months ended June 30, 2003, $46.7 million and $347.7 million, respectively, of the total pro forma expense for stock options relates to: (i) stock options that were cancelled for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $22.25 per share compared to a closing price of $9.48 per share as of June 30, 2003). This represented 86% and 96% of the pro forma expense for stock options during the three and six months ended June 30, 2003, respectively.

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

Section V. Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the six months ended June 30, 2003:

                                                                                              Potential Realizable Value
                                 Number of      Percent of                                    at Assumed Annual Rates of
                                 Securities    Total Options                                    Stock Price Appreciation
                                 Underlying     Granted to       Exercise or                    for the Option Term (5)
                                  Options        Employees        Base Price    Expiration    ---------------------------
       Officer Name               Granted       in 2003 (3)     ($/Share) (4)      Date            5%            10%
-----------------------------   ------------   --------------   -------------  -------------  ------------  -------------
Thomas M. Siebel                         --              -- %   $         --             --   $        --   $         --
Paul Wahl (6)                            --              -- %   $         --             --   $        --   $         --
R. David Schmaier                   300,000 (1)         1.6%   $       8.66     04/30/2009   $   883,568   $  2,004,515
Kenneth A. Goldman                  250,000 (1)         1.3%   $       8.66     04/30/2009   $   736,307   $  1,670,430
Richard P. Chiarello                100,000 (1)         0.5%   $       8.66     04/30/2009   $   294,523   $    668,172
Richard P. Chiarello                150,000 (2)         0.8%   $       8.06     02/13/2009   $   411,176   $    932,817
  Options vest 20% on May 1, 2004, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.
  Options vest 20% on February 14, 2004, and at a rate of 5% each quarter of service thereafter, and have a term of six years.
  Based on an aggregate of 19.3 million shares subject to options granted to employees pursuant to the Company's 1996 and 1998 Plans during the six months ended June 30, 2003, including grants to the Named Executive Officers.
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
  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

The following summarizes the distribution and dilutive impact of the stock options held by the Company's Named Executive Officers as of December 31, 2001 and 2002, and June 30, 2003:

                                                                         Year Ended December 31,  Six Months
                                                                         ----------------------     Ended
                                                                            2001       2002      June 30, 2003
                                                                         ----------- ----------  --------------
Stock options held by Named Executive Officers
   as a percentage of:
      Total options outstanding........................................       23.8%     29.3%         15.7%
                                                                         =========== ==========  ==============
      Outstanding shares of common stock...............................       12.6%     11.2%          5.1%
                                                                         =========== ==========  ==============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the six months ended June 30, 2003, and the number and value of securities underlying unexercised options held by the Named Executive Officers as of June 30, 2003:

                                                                          Number of
                                                                    Securities Underlying       Value of Unexercised
                                                                    Unexercised Options at     In-the-Money Options at
                                   Shares                              June 30, 2003 (2)           June 30, 2003 (3)
                                 Acquired on        Value        ---------------------------  ----------------------------
       Officer Name               Exercise       Realized (1)    Exercisable   Unexercisable  Exercisable    Unexercisable
-----------------------------   ------------   ---------------   ------------  -------------  -------------  -------------
Thomas M. Siebel                         --     $          --     18,086,138        599,996   $120,551,968   $  3,944,224
Paul Wahl (4)                            --     $          --             --             --   $         --   $         --
R. David Schmaier                        --     $          --      1,469,289      1,710,714   $  3,801,606   $  2,562,612
Kenneth A. Goldman                       --     $          --      1,005,000      1,865,000   $         --   $    205,000
Richard P. Chiarello                     --     $          --          7,500        442,500   $     10,650   $    940,350
  Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
  Represents the total number of shares of the Company's Common Stock subject to stock options held by the Named Executive Officers as of June 30, 2003.
  Based on the fair market value of the Company's Common Stock as of June 30, 2003 ($9.48 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.
  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

Section VI. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of the Company's plans as of June 30, 2003, is summarized as follows:

                                                                     Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise      Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding    Outstanding   Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    54,230,466    $     7.08           86,589,826
   Not approved by shareholders (2).   104,731,655    $    17.24          109,159,554
   Acquired companies' plans (3)....     1,260,315    $     8.42                   --
                                      -------------    ----------  -------------------
                                       160,222,436    $    13.72          195,749,380
                                      =============                ===================
  Represents shares available under the 1996 Plan, which is used for grants to the Company's officers and directors. The shares remaining available for future issuance amount also includes 15.0 million shares available under the Company's 2003 Employee Stock Purchase Plan.
  Represents shares available under the 1998 Plan, which is used for grants to the Company's employees other than officers and directors.
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

As discussed above and in Note 2 to the accompanying unaudited consolidated financial statements, in the second quarter of 2003, the Company initiated the 2003 Restructuring, including the reduction of approximately 10% of its workforce. The risks described in the above-mentioned risk factor "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" related to the 2002 Restructuring are also applicable to the 2003 Restructuring.

If any of these risks occur, the value of our common stock could decline. Please refer to "Risk Factors" under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, for a further discussion of these risk factors.

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

The following table summarizes as of June 30, 2003, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount  Contract        Fair
                                           (Local Currency)  Amount     Value (US$)
                                           ---------------  ---------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................    (AUD) 16,381  US$10,614  $       (252)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................    (BRL) 18,594   US$6,085  $        110

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................    (GBP) 13,869  EUR 19,523 $       (650)

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$).................... (YEN) 4,936,609  US$42,195  $        338

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$).................    (MXN) 31,661   US$3,048  $         73

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................     (SGD) 2,837   US$1,646  $         13

Canadian dollars ("CAD") (contracts
  to receive CAD/pay US$).................    (CAD) 12,702   US$8,992  $        379

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................    (CZK) 40,292  EUR 1,279  $          3

Euro ("EUR") (contracts to receive
  EUR/pay US$)............................   (EUR) 170,272  US$194,936 $        682

Korea won ("KRW") (contracts to receive
  KRW/pay US$)............................   (KRW) 240,231     US$193  $          9

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................    (SEK) 11,718  EUR 1,275  $          4

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)....................     (CHF) 3,205  EUR 2,130  $        (28)

The following table summarizes our short-term investments and the weighted average yields, as of June 30, 2003 (in thousands):

                                                Expected Maturity Date
                            ----------------------------------------------------------------------
                              2003      2004      2005      2006      2007   Thereafter    Total
                            --------- --------- --------- --------- -------- ----------- ---------
US Treasury and Agency
  securities...............  $32,329  $248,020  $245,025  $105,991   $7,463      $3,087  $641,915
Weighted average yield.....     1.20%     1.22%     1.36%     1.74%    2.17%       2.33%

Corporate bonds............ $145,066  $138,579  $174,455  $181,321  $80,650     $23,679  $743,750
Weighted average yield.....     1.30%     1.45%     1.74%     1.97%    2.53%       2.93%

Asset-backed securities....  $34,359   $98,861   $87,737   $51,713       --          --  $272,670
Weighted average yield.....     1.47%     1.65%     1.92%     2.48%

As of June 30, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,658.3 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2003, the fair value of the portfolio would decline by $25.1 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

The fair value of our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our credit-worthiness. Based on the quoted market price of the convertible subordinated debentures, the fair value of the convertible subordinated debentures as of June 30, 2003, was $305.0 million.

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Our Disclosure Controls and Internal Controls

As of June 30, 2003 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications

Attached as Exhibits 31 and 32 are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls over Financial Reporting

Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and include those policies and procedures that provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

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

Changes in Internal Controls over Financial Reporting

Our CEO and CFO note that during the period covered by this Quarterly Report on Form 10-Q, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On May 6, 2003, the Securities & Exchange Commission ("SEC") contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. On May 9, 2003, we announced that, in response to the inquiry from the SEC, the Audit Committee of our Board of Directors is conducting an internal review of the circumstances involving recent statements that were reported by CBS MarketWatch to have been made by our executives. The Audit Committee has engaged counsel in connection with such review. Upon completion of that review, we intend to take required and appropriate actions, if any, but we have not concluded that any violation has occurred. We are cooperating with the SEC inquiry.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders (the "Annual Meeting") was held on June 11, 2003. At the Annual Meeting, our stockholders: (i) elected each of the persons below to serve as a director until the 2006 Annual Meeting of Stockholders or until their successor is elected; (ii) approved the authorization of an aggregate of 15,000,000 shares of our Common Stock for issuance under our 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan"); (iii) ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2003; (iv) rejected a stockholder proposal to adopt and disclose an "equity policy" designating the intended use of equity in management compensation programs and requiring that a portion of stock option grants be performance-based (the "Equity Policy Proposal"); and (v) rejected a stockholder proposal to adopt a policy that the cost of employee and director stock options be recognized in our income statement (the "Stock Option Expensing Proposal"). The following sets forth a summary of each of the proposals and the results of the voting at the Annual Meeting.

Proposal 1--Election of Board of Directors

Our Nominating and Corporate Governance Committee reviewed the qualifications of Patricia A. House, Eric E. Schmidt, Ph.D., and A. Michael Spence, Ph.D. to serve as members of our Board of Directors, and unanimously recommended that each nominee be submitted to our stockholders for re-election to the Board of Directors until the 2006 Annual Meeting of Stockholders or until their successors are elected. The other directors whose terms of office continued after the meeting were Thomas M. Siebel, James C. Gaither, Marc F. Racicot, Charles R. Schwab, and George T. Shaheen. The votes for and withheld for such nominees were as follows:

           Name                  For        Withheld
---------------------------  ------------ ------------
Patricia A. House            369,174,621   48,053,275
Eric E. Schmidt, Ph.D.       374,242,392   42,985,504
A. Michael Spence, Ph.D.     374,228,018   42,999,878

Proposal 2--Approval of 2003 Purchase Plan

The 2003 Purchase Plan was designed to provide our employees with the opportunity to purchase shares of our Common Stock. There are 15,000,000 shares of Common Stock reserved for issuance under the 2003 Purchase Plan. We believe that the purchase of stock through the 2003 Purchase Plan encourages employees to build long-term stockholder value, and helps better align the interests of our employees with those of our stockholders. Our stockholders approved the 2003 Purchase Plan at the Annual Meeting, with 397,282,659 votes "For," 16,597,224 votes "Against," and 3,348,013 votes "Abstained." There were no "Broker Non-Votes."

Proposal 3--Ratification of Selection of Independent Auditors

Our Audit Committee and Board of Directors selected KPMG LLP as our independent auditors for the year ending December 31, 2003, and directed that management submit the selection of independent auditors for ratification by our stockholders at the Annual Meeting. KPMG LLP has audited our financial statements since our inception in 1993. Our stockholders ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2003, with 407,603,297 votes "For," 6,779,573 votes "Against," and 2,845,026 votes "Abstained." There were no "Broker Non-Votes."

In addition to the above proposals submitted to our stockholders by our Board of Directors, two stockholder proposals were also submitted for our stockholders' consideration: the Equity Policy Proposal and the Stock Option Expensing Proposal. The following is a summary of these stockholder proposals and the results of the voting at the Annual Meeting:

Proposal 4--Equity Policy Proposal

The College Retirement Equities Fund ("CREF"), beneficial owner of approximately 2.4 million shares, or 0.5%, of our Common Stock, submitted the Equity Policy Proposal to be voted on by our stockholders at the Annual Meeting. The Equity Policy Proposal would have required us to adopt and disclose an "equity policy" designating the intended use of equity in management compensation programs and required that a portion of our stock option grants be performance-based.

Our stockholders rejected this proposal with approximately 63% of the voted shares cast "Against" the Equity Policy Proposal. Specifically, the voting was as follows: 170,202,345 votes "Against," 100,747,028 votes "For" and 5,604,116 votes "Abstained." There were 140,674,407 "Broker Non-Votes."

Proposal 5--Stock Option Expensing Proposal

The AFSCME Employees Pension Plan ("AFSCME"), beneficial owner of 5,094 shares, or 0.001%, of our Common Stock, submitted the Stock Option Expensing Proposal to be voted on by our stockholders at the Annual Meeting. The Stock Option Expensing Proposal would have required us to adopt a policy that the cost of employee and director stock options be recognized in our income statement.

Our stockholders rejected this proposal with approximately 67% of the votes cast "Against" the Stock Option Expensing Proposal. Specifically, the voting was as follows: 180,518,782 votes "Against," 87,733,395 votes "For" and 8,301,312 votes "Abstained." There were 140,674,407 "Broker Non-Votes."

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Siebel Systems, Inc., as amended to date. (1)
3.2	Amended and Restated Bylaws of Siebel Systems, Inc. (2)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.4	Certificate of Designation of Series A1 Preferred Stock of Siebel Systems, Inc. (4)
4.5	Indenture between Siebel Systems, Inc., as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (5)
4.6	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (6)
4.7	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (6)
4.8	Form of Rights Certificate. (6)
10.17.1	First Amendment to Lease dated April 29, 2003 between Bay Meadows Park Place Investors, LLC, as landlord, and Siebel Systems, Inc., as tenant. (7)
10.20	Registrant's 2003 Employee Stock Purchase Plan. (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

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

  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

  Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2000.

  Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.

  Incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2003.

  Filed herewith.

  Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-106671) filed on June 30, 2003.

(b) Reports on Form 8-K.

On April 4, 2003, the Company filed a current report on Form 8-K reporting under Item 12 announcing preliminary results for the quarter ended March 31, 2003.

On April 23, 2003, the Company filed a current report on Form 8-K reporting under Item 12 announcing final results for the quarter ended March 31, 2003.

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

Dated: August 11, 2003

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)