Form 10-Q
period 2003-09-30
SIEBEL SYSTEMS INC
filed 2003-11-13
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of October 17, 2003, was 495,879,010.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements.

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,  September 30,
                                                                               2002          2003
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    667,511  $    545,001
   Short-term investments..............................................      1,494,093     1,481,959
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,161,604     2,026,960

   Marketable equity securities........................................          4,613            93
   Accounts receivable, net............................................        275,764       188,694
   Deferred income taxes...............................................         96,518       123,006
   Prepaids and other..................................................         49,901        43,882
                                                                          ------------- -------------
          Total current assets.........................................      2,588,400     2,382,635

Property and equipment, net............................................        273,024       182,561
Goodwill...............................................................         80,949        82,129
Intangible assets, net.................................................         10,354         3,230
Other assets...........................................................         37,580        39,771
Deferred income taxes..................................................         42,711        42,711
                                                                          ------------- -------------
          Total assets.................................................   $  3,033,018  $  2,733,037
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     15,239  $     21,492
   Accrued expenses....................................................        319,622       288,785
   Restructuring obligations...........................................         42,703        56,166
   Deferred revenue....................................................        270,575       260,023
                                                                          ------------- -------------
          Total current liabilities....................................        648,139       626,466

Restructuring obligations, less current portion........................        111,845       123,591
Other long-term liabilities............................................         15,574        10,316
Convertible subordinated debentures....................................        300,000            --
                                                                          ------------- -------------
          Total liabilities............................................      1,075,558       760,373
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     486,428 and 494,667 shares issued and outstanding, respectively...            486           495
  Additional paid-in capital...........................................      1,486,612     1,529,313
  Deferred compensation................................................         (3,438)       (1,840)
  Accumulated other comprehensive income...............................         28,681        44,521
  Retained earnings....................................................        445,119       400,175
                                                                          ------------- -------------
          Total stockholders' equity...................................      1,957,460     1,972,664
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,033,018  $  2,733,037
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                 --------------------- ----------------------
                                                                    2002       2003        2002       2003
                                                                 ---------- ---------- ----------- ----------
Revenues:
   Software....................................................  $ 126,834  $ 110,003  $  542,990  $ 331,989
   Professional services, maintenance and other................    230,328    211,429     697,581    655,497
                                                                 ---------- ---------- ----------- ----------
       Total revenues..........................................    357,162    321,432   1,240,571    987,486
                                                                 ---------- ---------- ----------- ----------
Cost of revenues:
   Software....................................................      6,011      5,974      16,588     14,963
   Professional services, maintenance and other................    143,603    120,489     399,797    372,142
                                                                 ---------- ---------- ----------- ----------
       Total cost of revenues..................................    149,614    126,463     416,385    387,105
                                                                 ---------- ---------- ----------- ----------
            Gross margin.......................................    207,548    194,969     824,186    600,381
                                                                 ---------- ---------- ----------- ----------
Operating expenses:
   Product development.........................................    104,254     71,432     273,173    226,177
   Sales and marketing.........................................    112,069     82,756     372,627    276,804
   General and administrative..................................     36,544     27,319      96,111     81,860
   Restructuring and related expenses..........................    109,383    104,767     109,383    105,041
                                                                 ---------- ---------- ----------- ----------
       Total operating expenses................................    362,250    286,274     851,294    689,882
                                                                 ---------- ---------- ----------- ----------
            Operating loss.....................................   (154,702)   (91,305)    (27,108)   (89,501)
                                                                 ---------- ---------- ----------- ----------
Other income, net:
   Interest and other income, net..............................     15,944     14,140      45,680     44,562
   Loss on early extinguishment of debt........................         --    (10,711)         --    (10,711)
   Interest expense............................................     (5,113)    (4,827)    (14,949)   (14,575)
                                                                 ---------- ---------- ----------- ----------
       Total other income, net.................................     10,831     (1,398)     30,731     19,276
                                                                 ---------- ---------- ----------- ----------
            Income (loss) before income taxes..................   (143,871)   (92,703)      3,623    (70,225)
Income taxes (benefit).........................................    (51,793)   (33,373)      1,305    (25,281)
                                                                 ---------- ---------- ----------- ----------
            Net income (loss)..................................  $ (92,078) $ (59,330) $    2,318  $ (44,944)
                                                                 ========== ========== =========== ==========

Diluted net income (loss) per share............................  $   (0.19) $   (0.12) $       --  $   (0.09)
                                                                 ========== ========== =========== ==========
Basic net income (loss) per share..............................  $   (0.19) $   (0.12) $       --  $   (0.09)
                                                                 ========== ========== =========== ==========

Shares used in diluted share computation.......................    477,660    493,933     523,580    490,049
                                                                 ========== ========== =========== ==========
Shares used in basic share computation.........................    477,660    493,933     473,565    490,049
                                                                 ========== ========== =========== ==========
Comprehensive income (loss):
Net income (loss)..............................................  $ (92,078) $ (59,330) $    2,318  $ (44,944)
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments....................     (2,401)    (2,586)     10,138     16,130
   Realized gain on marketable investments previously
      recognized in other comprehensive income.................     (5,020)    (1,055)     (9,750)    (4,760)
   Unrealized gain on investments, net.........................      8,846     (2,709)     12,422      4,472
                                                                 ---------- ---------- ----------- ----------
       Other comprehensive income (loss).......................      1,425     (6,350)     12,810     15,842
                                                                 ---------- ---------- ----------- ----------
            Total comprehensive income (loss)..................  $ (90,653) $ (65,680) $   15,128  $ (29,102)
                                                                 ========== ========== =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                                 2002         2003
                                                                            ------------- ------------
Cash flows from operating activities:
   Net income (loss)....................................................... $      2,318  $   (44,944)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring.......       18,962       17,506
      Write-off of acquired technology.....................................           --        2,449
      Loss on early extinguishment of debt.................................           --       10,711
      Compensation expense related to option repurchase shares.............       31,471           --
      Depreciation and amortization........................................      105,099      116,189
      Amortization of identifiable intangible assets.......................        6,687        5,051
      Compensation related to stock options, net...........................        3,620        1,326
      Provision for doubtful accounts and sales returns....................       17,531        7,434
      Tax benefit from exercise of stock options...........................       10,000           --
      Deferred income taxes................................................          516      (25,423)
      Write-down of cost-method investments to fair value..................        6,640          675
      Net realized gains on marketable investments.........................       (9,750)      (4,760)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................       91,615       79,728
         Prepaids and other................................................        8,234       (1,062)
         Accounts payable and accrued expenses.............................      (39,458)     (26,353)
         Restructuring obligations.........................................       76,700       25,209
         Deferred revenue..................................................        9,640      (10,552)
                                                                            ------------- ------------
           Net cash provided by operating activities.......................      339,825      153,184
                                                                            ------------- ------------
Cash flows from investing activities:
   Purchases of property and equipment.....................................      (55,324)     (14,021)
   Purchases of short-term investments.....................................   (1,548,344)  (1,521,990)
   Sales and maturities of short-term investments..........................    1,120,432    1,522,069
   Purchases of marketable equity securities...............................       (1,000)          --
   Proceeds from sale of marketable equity securities......................          853        5,593
   Purchase consideration for acquired businesses, net of cash received....         (500)      (1,680)
   Other non-operating assets and non-marketable securities................        8,421         (324)
                                                                            ------------- ------------
           Net cash used in investing activities...........................     (475,462)     (10,353)
                                                                            ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................       80,268       41,127
   Proceeds from equipment financing.......................................       24,873           --
   Repurchase of convertible subordinated debentures.......................           --     (307,080)
   Payments of capital lease obligations...................................       (6,051)      (9,549)
   Proceeds from stockholder notes.........................................          422           --
                                                                            ------------- ------------
           Net cash provided by (used in) financing activities.............       99,512     (275,502)
                                                                            ------------- ------------
Effect of exchange rate fluctuations.......................................       10,161       10,161
                                                                            ------------- ------------
Change in cash and cash equivalents........................................      (25,964)    (122,510)
Cash and cash equivalents, beginning of period.............................      799,090      667,511
                                                                            ------------- ------------
Cash and cash equivalents, end of period................................... $    773,126  $   545,001
                                                                            ============= ============
Supplemental disclosures of non-cash activities:
   Fair value of common stock and stock options issued for acquisitions.... $      5,478  $     1,670
                                                                            ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Siebel Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of September 30, 2003, and the three and nine months ended September 30, 2002 and 2003, are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Use of Estimates

  The preparation of unaudited consolidated financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income and deferred taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management's estimates.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, based on the fair value of the stock options. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and nine months ended September 30, 2002 and 2003.

  As of September 30, 2003, the Company's deferred compensation balances primarily related to stock awards issued in the fourth quarter of 2002 and the remaining unamortized portion of compensation expense associated with stock options granted by certain acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which is generally five years.

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

  As required by SFAS 123, the Company has prepared a reconciliation of its net income as reported on the statement of operations to the net income that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on net income and net income per share data, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                          Three Months Ended      Nine Months Ended
                                                                             September 30,          September 30,
                                                                        ---------------------- -----------------------
                                                                            2002       2003        2002        2003
                                                                        ----------- ---------- -----------  ----------
Net income (loss):
  As reported.......................................................... $  (92,078) $ (59,330) $    2,318   $ (44,944)
                                                                        ----------- ---------- -----------  ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............        682        346       3,620       1,326
    In-the-money stock options.........................................     (9,330)    (7,209)    (29,231)    (21,078)
    Stock purchase rights under the Purchase Plan......................     (3,309)    (1,904)    (19,777)     (3,973)
                                                                        ----------- ---------- -----------  ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................    (11,957)    (8,767)    (45,388)    (23,725)
    Out-of-the-money stock options.....................................    (42,786)   (42,027)   (160,777)   (135,071)
    Stock options cancelled for no consideration.......................    (24,473)        --     (86,081)   (251,821)
    Stock options forfeited/cancelled in connection with terminations..    (10,246)        (1)    (65,234)     (2,361)
    Stock options repurchased on September 30, 2002....................   (493,682)        --    (595,297)         --
                                                                        ----------- ---------- -----------  ----------
       Total pro forma expense giving effect to SFAS 123...............   (583,144)   (50,795)   (952,777)   (412,978)
                                                                        ----------- ---------- -----------  ----------
  Pro forma giving effect to SFAS 123.................................. $ (675,222) $(110,125) $ (950,459)  $(457,922)
                                                                        =========== ========== ===========  ==========
Diluted net income (loss) per share:
  As reported.......................................................... $    (0.19) $   (0.12) $       --   $   (0.09)
                                                                        =========== ========== ===========  ==========
  Pro forma giving effect to SFAS 123.................................. $    (1.41) $   (0.22) $    (2.01)  $   (0.93)
                                                                        =========== ========== ===========  ==========
Basic net income (loss) per share:
  As reported.......................................................... $    (0.19) $   (0.12) $       --   $   (0.09)
                                                                        =========== ========== ===========  ==========
  Pro forma giving effect to SFAS 123.................................. $    (1.41) $   (0.22) $    (2.01)  $   (0.93)
                                                                        =========== ========== ===========  ==========

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on September 30, 2003, of $9.76, and out-of-the-money stock options have exercise prices equal to or greater than $9.76.

  As the table above illustrates, during the three and nine months ended September 30, 2003, $42,028,000 and $389,253,000, respectively, of the total pro forma expense for stock options relates to: (i) stock options that were cancelled for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $22.32 per share as of September 30, 2003, compared to a closing price of $9.76 per share as of September 30, 2003). This represented 83% and 94% of the pro forma expense for stock options during the three and nine months ended September 30, 2003, respectively.

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

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,          September 30,
                                                                         ---------------------- -----------------------
                                                                            2002       2003        2002        2003
                                                                         ----------- ---------- ------------ ----------
Risk-free interest rate................................................       1.99%     2.02%      1.99%      1.69%
Expected life (in years)...............................................        3.4        3.3         3.4         3.1
Expected volatility....................................................         65%       46%        65%        47%

  Using the Black-Scholes option valuation model, stock options granted during the three and nine months ended September 30, 2002, had weighted average fair values of $3.84 and $12.24 per share, respectively, as compared to weighted average fair values of $3.21 and $2.92 per share during the three and nine months ended September 30, 2003, respectively.

  The fair value of employees' stock purchase rights under the Company's Employee Stock Purchase Plan (the "Purchase Plan") was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,          September 30,
                                                                         ---------------------- -----------------------
                                                                            2002       2003        2002        2003
                                                                         ----------- ---------- ------------ ----------
Risk-free interest rate................................................       1.23%     1.01%      1.23%      1.05%
Expected life (in years)...............................................        0.5        0.6         0.5         0.6
Expected volatility....................................................         83%       38%        83%        47%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during the three and nine months ended September 30, 2002, was $4.67 per share and $7.43 per share, respectively, as compared to a weighted average fair value during the three and nine months ended September 30, 2003, of $2.48 per share and $2.40 per share, respectively. As discussed further in Note 5, the first offering period for the 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan") is from July 1, 2003, to January 31, 2004. Accordingly, the Company has estimated the expected life of the purchase rights granted under the 2003 Purchase Plan during the three months ended September 30, 2003, to be seven months (i.e., 0.6 years).

  Significant Actions Taken Related to Stock Options

  During the year ended December 31, 2002 and the first nine months of 2003, the Company took several steps to reduce the number of stock options outstanding from the levels outstanding as of December 31, 2001. These actions included: (i) the repurchase of certain employee stock options in September 2002 (see Note 7), (ii) the cancellation of certain of its CEO's stock options in January 2003 (see Note 7), and (iii) the implementation of significantly reduced levels of stock option grants during both 2002 and 2003, coupled with forfeitures of stock options by terminated employees. As a result of these actions, stock options outstanding decreased by 61.7 million during 2002 and 33.5 million during the first nine months of 2003 (an aggregate of 95.2 million since December 31, 2001). Further, these actions resulted in a decrease in stock options outstanding relative to shares outstanding ("Stock Option Overhang") as follows (in thousands, except percentages):

                                                  Shares of
                                                   Common          Stock       Stock
                                                    Stock         Options      Option
                                                 Outstanding    Outstanding   Overhang
                                                 -----------    -----------  ---------
December 31, 2001...............................     466,950       247,204        53%
                                                 ===========    ===========  ==========
December 31, 2002...............................     486,428       185,473        38%
                                                 ===========    ===========  ==========
September 30, 2003..............................     494,667       151,958        31%
                                                 ===========    ===========  ==========

  Please refer to "Employee Stock Options" under Item 7 of the Company's Annual Report on Form 10-K for additional discussion of the actions taken by the Company to reduce stock options during the year ended December 31, 2002. In addition, please refer to "Employee Stock Options" under Item 2 of this Quarterly Report on Form 10-Q for an additional discussion of the actions taken by the Company to reduce stock options during the nine months ended September 30, 2003.

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

  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003; therefore, the restructuring activities initiated in the second quarter of 2003 and completed in the third quarter of 2003 were accounted for in accordance with SFAS 146. Please refer to Note 2 for a further discussion of these restructuring activities. The adoption of SFAS 146 will not impact the Company's restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

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

  Restructuring

  Background

  Beginning in 2001 and continuing through much of 2003, economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. In addition, there appears to have been a disproportionate impact on capital spending by corporations, and more specifically information technology spending. As a result, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, declined from the Company's historical levels. In response to this decline, the Company initiated a series of steps that it believes will: (i) strengthen the Company's competitive position; (ii) reduce its cost structure, thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company took the following actions:

    The Company reduced the discretionary portion of its operating costs through various cost control initiatives, including: (i) reducing advertising expenditures, (ii) maintaining the CEO's salary at one dollar per year, (iii) deferring merit increases, (iv) eliminating bonuses (from July 2001 to June 2002) or aligning bonuses more closely with achievement of financial objectives (commencing in July 2002), (v) reducing depreciation, primarily through reduced capital expenditures, and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

    The Company restructured its operations during the third and fourth quarters of 2002 (the "2002 Restructuring"). The 2002 Restructuring consisted primarily of the consolidation of excess facilities, reductions in its workforce and the abandonment of certain assets in connection with the consolidation of excess facilities.

    Based on the Company's continued evaluation of economic conditions in the information technology industry and its expectations regarding revenue levels, the Company initiated a further restructuring of its operations in the second quarter of 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "Restructuring"). The Company completed the 2003 Restructuring in September 2003.

  Summary of the 2003 Restructuring

  The Company initiated the 2003 Restructuring in the second quarter of 2003 in order to continue to lower its cost structure and improve its overall operating performance. Specifically, the 2003 Restructuring included the following key measures: (i) the reduction of its workforce across all functional areas, including reductions related to the consolidation of its management organization and its sales force organization, (ii) the consolidation of additional facilities, including ceasing operations in certain geographic locations, (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

  In addition to reducing the Company's cost structure, the Company believes the 2003 Restructuring will result in: (i) a flatter, more responsive and efficient management reporting structure; (ii) a more focused sales organization providing greater responsiveness to customers and faster decision making; and (iii) a continued focus of its resources on key growth areas, such as the Company's newest product offering, Siebel CRM OnDemand, a hosted customer relationship management ("CRM") service jointly developed with IBM Corporation and designed to meet the growing market demand for fast, easy, and affordable CRM software.

  Summary of Restructuring and Related Expenses and the Associated Obligations as of September 30, 2003

  The following table summarizes the Restructuring and related expenses incurred during 2002 and the nine months ended September 30, 2003, and the related Restructuring obligations as of December 31, 2002, and September 30, 2003 (in thousands):

                                                               Employee      Facility-      Asset
                                                              Termination     Related    Abandonment
                                                               Costs (1)     Costs (2)    Costs (3)      Total
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, July 1, 2002..................... $        --  $          --  $       --   $       --

Restructuring and related expenses:
  Recognized in the quarter ended September 30, 2002 (4)....      22,301         68,120      18,962      109,383
  Recognized in the quarter ended December 31, 2002 (4).....       1,348         87,581       6,993       95,922
                                                             ------------ -------------- -----------  -----------
     Total recognized in 2002...............................      23,649        155,701      25,955      205,305
                                                             ------------ -------------- -----------  -----------
Cash payments...............................................     (19,714)        (5,088)         --      (24,802)
Non-cash charges............................................          --             --     (25,955)     (25,955)
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, December 31, 2002................ $     3,935  $     150,613  $       --   $  154,548
                                                             ------------ -------------- -----------  -----------
Restructuring and related expenses: (5)
  Recognized related to changes in estimate (6).............        (598)        16,161         566       16,129
  Recognized related to the 2003 Restructuring (7)..........      15,585         56,266      16,940       88,791
  Accretion related to the 2003 Restructuring (8)...........          --            121          --          121
                                                             ------------ -------------- -----------  -----------
     Total recognized in 2003...............................      14,987         72,548      17,506      105,041
Cash payments...............................................     (12,054)       (50,272)         --      (62,326)
Non-cash charges............................................          --             --     (17,506)     (17,506)
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, September 30, 2003............... $     6,868  $     172,889  $       --   $  179,757
                                                             ============ ============== ===========
     Less: Restructuring obligations, short-term............                                              56,166
                                                                                                      -----------
     Restructuring obligations, long-term...................                                          $  123,591
                                                                                                      ===========

    In connection with the 2002 Restructuring, the Company reduced its workforce by approximately 1,150 employees, or 16% of its then current workforce. In connection with the 2003 Restructuring, the Company reduced or expects to reduce its workforce by approximately 600 employees, or 11% of its current workforce. As of September 30, 2003, the Company had completed approximately 430 of these terminations and expects to complete the reduction of the remaining employees within six to nine months. The Company has not completed the separation of employment with these remaining employees primarily due to regulatory requirements in certain countries and the Company's ongoing transition of certain product development positions overseas. The workforce reductions affected substantially all of the Company's organizations and geographical regions.

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other related employment termination costs. The Company has historically provided substantially the same termination benefits at the time of a non-performance based workforce reduction and, as a result, SFAS 146 did not apply to employee termination obligations incurred in connection with the Company's 2003 Restructuring. The Company has accounted for these employee termination obligations, with the exception of those created under labor law (e.g., the WARN Act), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43." The Company has accounted for obligations incurred in the 2003 Restructuring due to the WARN Act and local labor law in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

    As a result of the workforce reductions and previous employee attrition, certain of the Company's facilities were under-utilized. Accordingly, the Company consolidated its remaining workforce into under-utilized facilities and ceased to utilize the then vacated facilities. The facilities permanently removed from the Company's operations during both 2002 and 2003 were located primarily in Emeryville and San Mateo, California; Eastern Europe; and several smaller offices in North America. The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

    As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring and related expenses.

    In accordance with EITF 94-3 and EITF 88-10, the Company recorded 2002 Restructuring and related expenses in an amount equal to the gross value of the related obligations without consideration to the net present value of such obligations. In addition, in determining the 2002 Restructuring obligations, the Company assessed the time period over which reasonable estimates could be made.

    The following is a summary of Restructuring and related expenses, by quarter, for the nine months ended September 30, 2003 (in thousands):

                                                                Second         Third        Total
                                                                Quarter       Quarter      for 2003
                                                             ------------ -------------- -----------
Restructuring and related expenses:
  Changes in estimate....................................... $    (9,972) $      26,101  $   16,129
  2003 Restructuring-related................................      10,246         78,545      88,791
  Accretion.................................................          --            121         121
                                                             ------------ -------------- -----------
     Total Restructuring and related expenses............... $       274  $     104,767  $  105,041
                                                             ============ ============== ===========

    Primarily due to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from the Company: (i) terminating certain leases at more favorable terms than originally anticipated and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated on certain other restructured properties. The Company believes that its estimates with respect to its remaining Restructuring obligations are appropriate as of September 30, 2003.

    In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2003 Restructuring after giving effect to the net present value of the related obligations.

    Represents the accretion of the 2003 Restructuring obligations. The Company will continue to accrete its obligations related to the 2003 Restructuring to the then present value and, accordingly, will recognize additional accretion expense as a Restructuring and related expense in future periods.

  The following table summarizes the time period in which the Company anticipates settling its remaining Restructuring obligations as of September 30, 2003 (in thousands):

                                                         Leases             Other           Estimated        Total
                                                         in the         Restructuring-      Sublease     Restructuring
                                                     Restructuring(1)   Related Costs(2)    Income(3)     Obligations
                                                     ----------------  ------------------  ------------  ------------
Fourth quarter of the year ending December 31, 2003. $         7,397   $          10,039   $    (1,125)  $    16,311
Year ending December 31, 2004.......................          46,509              14,921        (7,046)       54,384
Year ending December 31, 2005.......................          41,151              10,290       (19,825)       31,616
Year ending December 31, 2006.......................          31,735               7,070       (22,175)       16,630
Year ending December 31, 2007.......................          27,476               5,798       (19,267)       14,007
Year ending December 31, 2008.......................          26,616               5,679       (18,036)       14,259
Year ending December 31, 2009, and thereafter.......         127,166              39,239      (121,159)       45,246
                                                     ----------------  ------------------  ------------  ------------
     Total restructuring obligations, gross......... $       308,050   $          93,036   $  (208,633)      192,453
                                                     ================  ==================  ============
     Future accretion (4)...........................                                                         (12,696)
                                                                                                         ------------
     Present value of minimum lease payments........                                                         179,757
     Less: restructuring obligations, short-term....                                                          56,166
                                                                                                         ------------
     Restructuring obligations, long-term portion...                                                     $   123,591
                                                                                                         ============

    Represents the Company's remaining lease commitments related to properties included in the Restructuring.

    Consists primarily of: (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties, (ii) estimated commissions associated with anticipated subleases of the restructured properties, and (iii) the remaining obligations related to employee termination cost.

    The Company estimated sublease income and the related timing thereof on the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company's estimates of sublease income may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

    The Company has reduced the facility-related obligations associated with the 2003 Restructuring to their net present value. Future accretion represents the interest component of these obligations and will be recognized in future periods by the Company as an additional Restructuring and related expense and as an increase in the carrying amount of the 2003 Restructuring obligations.

  The total Restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. The Company will review the status of its Restructuring activities quarterly and, if appropriate, record changes to its Restructuring obligations in current operations based on management's most current estimates.

  Convertible Subordinated Debentures

  In September 1999, the Company issued $300,000,000 of convertible subordinated debentures (the "Debentures") and in connection therewith incurred $8,684,000 of issuance costs (the "Issuance Costs"). On September 30, 2003, the Company redeemed all of the Debentures in accordance with their terms for $307,080,000, plus accrued interest of $688,000. In connection with this redemption, the Company incurred a pre-tax charge to operations of $10,711,000, consisting of a $7,080,000 redemption premium and the write-off of the remaining unamortized Issuance Costs of $3,631,000. The Company has reflected the $10,711,000 loss on the early extinguishment of the debt in "Other income, net" during the three and nine months ended September 30, 2003.

  Prior to redemption, the Debentures bore interest at a rate of 5.50% per annum, had a maturity date of September 15, 2006, and were convertible at the option of the holder into an aggregate of 12,867,000 shares of the Company's common stock at a conversion price of $23.32 per share.

  Commitments and Contingencies

  Legal Proceedings

  On August 22, 2003, the Company and its Board of Directors settled a derivative suit filed by Teachers' Retirement System of Louisiana ("TRSL"), a Louisiana public trust fund.  The Company firmly believed that TRSL's claims were without merit, but settled the case to avoid the costs and management time involved in litigation. The settlement was approved by the court on October 14, 2003. The derivative suit alleged, among other things, that members of the Company's Board of Directors breached their fiduciary duties by authorizing excessive executive compensation.  The derivative plaintiffs sought compensatory and other damages, rescission of certain stock options and other relief. As part of the settlement, the Company agreed: (i) to implement certain enhancements to its corporate governance policies and (ii) not to oppose the application to the court by TRSL's attorneys for reimbursement of their legal fees in connection with the lawsuit, not to exceed $900,000. The Company has made adequate provision in the accompanying consolidated financial statements for the potential reimbursement of such legal fees.

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD at an April 30, 2003 dinner. The SEC Staff notified the Company and two of its officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during the April 30, 2003 dinner. No such enforcement action has been initiated, and no findings have been issued. The Company and its officers have filed submissions with the SEC in response to the potential actions and the Company believes that these submissions contain numerous meritorious defenses to these allegations.

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

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of September 30, 2003, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2003 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of September 30, 2003, are as follows (in thousands):

                                                       Capital      Operating
                                                       Leases        Leases
                                                      ---------- --------------
Fourth quarter of the year ending December 31, 2003.  $   3,522  $      17,382
Year ending December 31, 2004.......................     12,584         68,947
Year ending December 31, 2005.......................      6,479         66,500
Year ending December 31, 2006.......................         --         65,895
Year ending December 31, 2007.......................         --         64,677
Year ending December 31, 2008.......................         --         65,202
Year ending December 31, 2009, and thereafter.......         --        386,082
                                                      ---------- --------------
     Total minimum lease payments...................     22,585  $     734,685
                                                                 ==============
     Amounts representing interest..................     (1,295)
                                                      ----------
     Present value of minimum lease payments........     21,290
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)......     12,766
                                                      ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)....  $   8,524
                                                      ==========

  Operating lease commitments related to properties included in the Restructuring are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying unaudited consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 2 for further discussion of the Restructuring obligations, including a five-year summary of anticipated settlement dates of such obligations.

  Employee Stock Purchase Plan

  In May 2003, the Company's Board of Directors adopted the Siebel Systems, Inc. 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan"). The 2003 Purchase Plan was approved by stockholders on June 11, 2003. There are 15,000,000 shares of the Company's common stock reserved for issuance under the 2003 Purchase Plan. As of September 30, 2003, no shares of the Company's common stock had been issued under the 2003 Purchase Plan. The 2003 Purchase Plan replaced the Company's 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"), which was terminated on June 30, 2003, as all shares of common stock available for issuance under the 1996 Purchase Plan were issued as of June 30, 2003.

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

  Stockholder Rights Plan and Preferred Stock

  Stockholder Rights Plan

  On January 23, 2003, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan (the "Rights Plan") and the authorization of 100,000 shares of Series A2 junior participating preferred stock, par value $0.001 per share (the "Junior Preferred Stock"). The Rights Plan is intended as a means to guard against abusive takeover tactics and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Accordingly, the Rights Plan will have certain anti-takeover effects. The Rights Plan is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors.

  Stockholders of record on February 13, 2003, received a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights will be exercisable only if a person or a group acquires or announces a tender offer to acquire 15% or more of the Company's common stock (an "Acquiring Person"), with limited exceptions as defined in the Rights Plan.

  The Rights trade with the Company's common stock and no separate Rights will be distributed until such time as the Rights become exercisable, as described below. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Junior Preferred Stock at a price of $70.00 per one ten-thousandth of a share (the "Purchase Price"), subject to adjustment. Each one ten-thousandth of a share of Junior Preferred Stock is designed to be the economic equivalent of one share of the Company's common stock. However, until a Right is exercised, the holder of the Right will have no rights as a stockholder of the Company, including without limitation, the right to vote or receive dividends. Until the Rights become exercisable, the Rights will have no dilutive impact on the Company's earnings per share data. The Rights are protected by customary anti-dilution provisions.

  In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. The Rights, which expire on February 12, 2013, are redeemable for $0.001 per Right. The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, except that from and after such time as the Rights are distributed no such amendment may adversely affect the interest of the holders of the Rights, excluding the interests of an Acquiring Person.

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

  Stock Options

  CEO Stock Option Cancellation

  In June 2002, the Company's CEO notified the Board of Directors of his intent to cancel 25,950,000 shares subject to outstanding stock options in order to reduce net dilution from stock options to the Company's stockholders. On December 11, 2002, the Company's Compensation and Audit Committees of the Board of Directors approved the cancellation of these stock options. In January 2003, the 25,950,000 stock options were cancelled and therefore are no longer outstanding. Accordingly, the only stock options granted to the Company's CEO that remain in effect were granted in January 1998 or earlier.

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

  The Company provided no compensation in exchange for the cancellation of its CEO's stock options and has not modified the cash or equity components of his compensation subsequent to such cancellation.

  Option Repurchase

  On September 30, 2002, the Company completed a tender offer (the "Option Repurchase") for employee stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). Members of the Company's Board of Directors were excluded from the Option Repurchase and, accordingly two individuals, the Company's Chairman and CEO and its Vice Chairman, Co-Founder and Vice President, Strategic Planning did not participate. Eligible employees who participated in the Option Repurchase received $1.85 in consideration in exchange for each tendered stock option. Employees who were due total consideration of $5,000 or less received the consideration (less applicable tax withholdings) in cash, and employees who were due more than $5,000 received the consideration (less applicable tax withholdings) in fully vested, non-forfeitable shares of the Company's common stock.

  The Company repurchased 28,057,000 Eligible Options in connection with the Option Repurchase for total consideration of $51,905,000, consisting of $31,471,000 of fully vested, non-forfeitable shares of the Company's common stock (5,473,000 shares) and $20,434,000 in cash. The number of fully vested, non-forfeitable shares of the Company's common stock issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002, of $5.75 per share. The Company recorded a compensation charge of $54,879,000 related to the Option Repurchase, consisting of $51,905,000 related to the consideration paid and $2,974,000 of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying unaudited consolidated statement of operations based on the individual employee's functional responsibility.

  While the shares of common stock issued under the Option Repurchase are fully vested and non-forfeitable, a total of 4,114,000 shares of common stock were subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. The remaining 1,359,000 shares of common stock issued in the Option Repurchase were freely tradable at issuance. During the holding period, holders of the 4,114,000 fully vested, non-forfeitable shares are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares. In accordance with terms of the Option Repurchase, the Company released 1,947,000 shares of its common stock from the holding period on October 1, 2003. The terms of the Option Repurchase provide that the Company will release the remaining shares of common stock as follows: 1,947,000 shares on October 1, 2004, 142,000 shares on October 1, 2005, and 78,000 shares on October 1, 2006.

  The Company determined that variable accounting did not apply to the stock options subject to the Option Repurchase or any stock options that were granted prior to or after the completion of the Option Repurchase because: (i) the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44" ("EITF 00-23"); (ii) Issue 39(a) of EITF Issue No. 00-23 did not apply, because the shares of common stock offered were fully vested and non-forfeitable; and (iii) the Company did not grant any stock options to the holders of the Eligible Options in the six months preceding the commencement of the Option Repurchase or subsequent to the completion of the Option Repurchase.

  Acquisitions, Intangible Assets and Goodwill

  Acquisitions

  In March 2003, the Company acquired certain assets of BoldFish, Inc. ("BoldFish"), a developer of permission-based outbound messaging solutions, for an initial payment of $1,000,000. The purchase price was allocated to tangible net assets totaling $136,000 (current assets of $92,000 and property and equipment of $44,000) and identifiable intangible assets (acquired technology) valued at $376,000. The acquired technology is currently being amortized over its estimated useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $488,000 was recorded as goodwill. This amount is expected to be deductible for tax purposes.

  As a result of certain product delivery targets defined in the merger agreement having been met during the third quarter of 2003, the Company paid an additional $200,000 of consideration to BoldFish. The Company recorded $180,000 of this additional consideration as goodwill and $20,000 as compensation expense. In the event that certain post-closing milestones defined in the merger agreement are met for the year ending December 31, 2003, the Company could be required to pay to BoldFish up to an additional $300,000 of consideration by March 2004.

  The Company has included the operating results of BoldFish in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

  Goodwill

  The changes in the carrying amount of goodwill during the nine months ended September 30, 2003, were as follows (in thousands):

  Balance as of December 31, 2002.....................  $    80,949
Earnout payments to the stockholders of
   acquired companies...............................          680
Purchase of certain assets of BoldFish..............          488
Foreign currency fluctuation........................           12
                                                      ------------
Balance as of September 30, 2003....................  $    82,129
                                                      ============

  As required by SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 annually on July 1 and more frequently upon the occurrence of certain events.

  Intangible Assets

  Intangible assets consist of the following (in thousands):

                                                      December 31,  September 30,
                                                          2002          2003
                                                      ------------  ------------
Acquired technology.................................  $    26,747   $     7,876
Less: accumulated amortization......................       16,393         4,646
                                                      ------------  ------------
     Intangible assets, net.........................  $    10,354   $     3,230
                                                      ============  ============

  In connection with the 2003 Restructuring, the Company performed an evaluation of its product lines and existing development efforts to determine if any products and/or development efforts should be discontinued. As a result of this evaluation, in July 2003 the Company determined that it would no longer utilize the technology acquired through the acquisition of Sales.com, Inc. ("Sales.com") (i.e., certain product modules and the remaining Sales.com source code). In reaching this conclusion, the Company considered the following: (i) the Company's recently developed modules and functionality utilizing the J2EE platform were superior to the technology acquired from Sales.com, and (ii) the Company's product development resources would be more effectively utilized on other projects, particularly given the workforce reduction that occurred in the 2003 Restructuring. Accordingly, the Company determined that the carrying value of the Sales.com acquired technology was no longer recoverable and therefore wrote off the remaining unamortized balance of $2,449,000 during the third quarter of 2003. The Company has reflected this charge of $2,449,000 in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2003, under the caption "cost of software revenues."

  The Company's remaining identifiable intangibles (acquired technology) are currently being amortized over three years using the straight-line method. Based on identified intangible assets recorded as of September 30, 2003, and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                       Period
----------------------------------------------------
Fourth quarter of the year ending December 31, 2003.  $       656
Year ending December 31, 2004.......................        2,417
Year ending December 31, 2005.......................          126
Year ending December 31, 2006.......................           31
                                                      ------------
     Total..........................................  $     3,230
                                                      ============

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30,           September 30,
                                                                         ---------------------  ----------------------
                                                                            2002       2003        2002        2003
                                                                         ----------  ---------  ----------   ---------
Shares used in basic net income (loss) per share computation...........    477,660    493,933     473,565     490,049
Effect of dilutive potential common shares resulting from stock
   options and common stock warrants...................................         --         --      49,893          --
Effect of dilutive potential common shares resulting from common
  stock subject to repurchase..........................................         --         --         122          --
                                                                         ----------  ---------  ----------   ---------
Shares used in diluted net income (loss) per share computation.........    477,660    493,933     523,580     490,049
                                                                         ==========  =========  ==========   =========

  Shares used in the diluted net income (loss) per share computation in the above table include the impact of the Company's stock options, if dilutive. Because the Company reported a net loss during the three months ended September 30, 2002 and 2003, and the nine months ended September 30, 2003, the Company excluded the impact of stock options in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The dilutive impact of the Company's stock options for the nine months ended September 30, 2002, is calculated based on the average share price of the Company's common stock during this period of $21.19 per share, using the treasury stock method. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30,           September 30,
                                                                         ---------------------  ----------------------
                                                                            2002       2003        2002        2003
                                                                         ----------  ---------  ----------   ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period....................................................    122,885     73,028      52,942      74,955
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the
  Company reporting a net loss during the period.......................     27,847     38,195          --      36,603
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures (See Note 3).....................     12,867         --      12,867          --
                                                                         ----------  ---------  ----------   ---------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation.........................................    163,599    111,223      65,809     111,558
                                                                         ==========  =========  ==========   =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $26.24 and $38.78 per share during the three and nine months ended September 30, 2002, respectively, compared to weighted average exercise prices of $22.32 and $21.99 per share during the three and nine months ended September 30, 2003, respectively.

  As discussed in Note 3, the Company redeemed the Debentures on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore are not potentially dilutive as of September 30, 2003.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific eBusiness software applications. Substantially all revenues result from the license of the Company's software products and related professional services and customer support (maintenance) services. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software. The Company does not measure the performance of its individual software applications for internal financial reporting purposes and, accordingly, the Company has not presented revenues or any other related financial information by individual software product.

  International software license revenues for three and nine months ended September 30, 2002, were $60,661,000 and $213,147,000, respectively, representing 48% and 39% of software license revenues, respectively. International software license revenues for three and nine months ended September 30, 2003, were $50,433,000 and $157,308 ,000, respectively, representing 46% and 47% of software license revenues, respectively. Total international revenues for the three and nine months ended September 30, 2002, were $144,353,000 and $453,572,000, respectively, representing 40% and 37% of total revenues, respectively. Total international revenues for the three and nine months ended September 30, 2003, were $128,193,000 and $400,864,000, respectively, representing 40% and 41% of total revenues, respectively. International software license revenues and total revenues are primarily derived from countries in Europe for all periods presented.

  During the three and nine months ended September 30, 2002 and 2003, no individual customer accounted for more than 10% of the Company's total revenues.

  Subsequent Events

  Acquisition of UpShot Corporation

  On November 3, 2003, by way of a merger of a wholly owned subsidiary of the Company with and into UpShot Corporation ("UpShot"), the Company acquired all of the outstanding shares of UpShot, a leading provider of a hosted CRM service over the Internet, for initial cash consideration of $50,000,000. In the event certain revenue, revenue-related and product delivery targets defined in the merger agreement are met during 2003 and 2004, the Company could be required to pay up to an additional $20,000,000 to the shareholders and certain former employees of UpShot (currently employees of the Company). The Company expects the acquisition of UpShot to accelerate its penetration of the hosted CRM market and expand customer choice in this market segment. Further, the Company believes the acquisition of UpShot will allow it to capitalize on the expertise of the UpShot management team in the hosted CRM market and their ability to develop new products using the Company's existing technology.

  Because the Company purchased UpShot in such close proximity to the date of the filing of this quarterly report, the Company has not had an opportunity to determine the fair value of the assets acquired and liabilities assumed. Accordingly, it is not practicable to provide a purchase price allocation or the valuation of acquired intangible assets at this time. The Company is currently in the process of completing this analysis and expects to include the purchase price allocation in its annual report on Form 10-K for the year ending December 31, 2003. The operating results of UpShot will be included in the Company's consolidated financial statements from the date of acquisition.

  Acquisition of Certain Assets of Motiva, Inc.

  On October 13, 2003, the Company acquired certain assets (primarily intellectual property) of Motiva, Inc. ("Motiva"), a provider of enterprise incentive management ("EIM") software, for total consideration of approximately $2,550,000 ($2,300,000 purchase price plus $100,000 of acquisition related costs and $150,000 of assumed liabilities). The Company's acquisition of certain assets of Motiva is expected to accelerate the Company's penetration of the EIM market and expand customer choice in this market segment. Further, the Company believes that Motiva's technology and the next generation of its technology (under development by Motiva at the time of acquisition) will enhance the Company's current offerings in the EIM market. Specifically, the Company believes the incorporation of Motiva's services-processing architecture will enable users of Siebel Incentive Compensation to handle a much broader variety of compensation plans with greater flexibility and increased performance. The Company is targeting availability for an enhanced integrated offering in the fourth quarter of 2003, utilizing portions of the existing Motiva technology at the date of acquisition, and a more advanced release in the second half of 2004, which will include features under development by Motiva at the date of acquisition.

  Substantially all of the assets acquired by the Company in the Motiva transaction related to various forms of intellectual property (i.e., existing technology and technology under development). The technology under development was approximately 25% complete at acquisition date and the Company expects to incur up to an additional $2,000,000 to complete this development, with completion expected by the second half of 2004. Based on the Company's evaluation of the assets acquired, the Company expects to allocate the purchase price to two identifiable intangible assets: "acquired technology" of approximately $900,000 and in-process research and development ("IPR&D") of approximately $1,513,000. The Company determined the fair value of the assets acquired based on the anticipated net cash inflows of each asset, discounted using a risk adjusted discount rate of 19% for the acquired technology and 30% for the IPR&D. The Company expects to amortize the acquired technology over its estimated useful life of three years and to expense the IPR&D portion of the purchase price in the fourth quarter of 2003. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $137,000 will be recorded as goodwill. This amount is expected to be deductible for tax purposes. The operating results of Motiva will be included in the Company's consolidated financial statements from the date of acquisition.

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

The Company's consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including the Company's business, its performance during the three and nine months ended September 30, 2002 and 2003, key factors that impacted this performance and risks that may impact the Company's on-going operations.

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

Siebel Systems recognizes that each industry has different business processes, competitive challenges and information systems requirements, which cannot be addressed with a "one size fits all" eBusiness approach. Accordingly, Siebel eBusiness Applications are available in more than twenty industry applications designed for specific segments within multiple industries, including financial services, communications, travel and transportation, energy, the consumer sector, life sciences, the industrial sector and the public sector. Siebel eBusiness Applications enable organizations to create a single source of customer information that sales, service and marketing professionals can use to tailor product and service offerings to meet each of their customers' needs. By using Siebel eBusiness Applications, organizations can develop new customer relationships, profitably serve existing customers, and integrate their systems with those of their partners, suppliers and customers, regardless of location.

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

Overview of the Results for the Three and Nine Months Ended September 30, 2003

To fully understand the Company's operating results for the three and nine months ended September 30, 2003, the Company believes an understanding of the environment in which the Company operated is required. Specifically, the Company believes its operating results during 2003 were impacted by several factors, including macro-economic conditions, economic conditions in the information technology industry and uncertainties within the application software industry. In addition, the Company is committed to improving its own performance, even in the current difficult macro- and micro-economic environment. As discussed further below, the Company completed a further restructuring of its operations that it believes will: (i) strengthen its competitive position; (ii) reduce its cost structure, thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management and organizational structure in order to return to sequential quarterly revenue growth.

The Company believes the primary factor impacting its operating performance during 2003 was the weak global economy. Throughout 2001 and continuing through much of 2003 (primarily the first half of 2003), economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. For instance, many of the leading economic indicators showed signs of weakness during this period, corporate and consumer confidence in the economy remained very cautious and unemployment in the United States reached a nine-year high. Further, geopolitical uncertainties, including hostilities involving the United States, exacerbated corporations' general cautiousness in setting their capital spending budgets.

The Company believes that these weak economic conditions have disproportionately impacted the information technology industry. Many corporations have intensified their efforts to identify and realize potential cost savings in these difficult economic circumstances. As a result, capital spending by corporations-specifically information technology spending-continues to be delayed. In addition, many corporations made capital expenditures in previous years in anticipation of future growth that did not materialize, thereby impacting their current capital expenditures.

Further, the application software segment of the information technology industry continues to be affected by the uncertainty created by recently announced mergers and takeover attempts within this segment. Specifically, several of the Company's direct and indirect competitors are in the process of merger negotiations or taking steps to avoid takeover attempts.

The Company's operations and financial performance were directly and negatively impacted by the above factors. Specifically, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs; and/or (iv) lengthened the purchasing cycle. As a result of these and other factors, both the number of software license revenue transactions and average transaction size continued to be negatively impacted during much of 2003, with individual transactions generating license revenues greater than or equal to $5 million affected to the greatest extent.

The Company has taken numerous steps and is in the process of taking additional steps to improve its operating performance and execution, even in the current difficult economic climate. These steps include the following:

  The Company has continued to reduce the discretionary portion of its operating costs through the implementation of various new cost control initiatives, including: (i) tying bonuses more closely to the achievement of financial objectives, (ii) reducing depreciation, primarily through reduced capital expenditures, and (iii) further reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

  The Company completed a restructuring of its operations and an associated workforce reduction in the fourth quarter of 2002 (the "2002 Restructuring"). Based on the Company's continued evaluation of economic conditions in the information technology industry and its expectations regarding revenue levels, the Company initiated a further restructuring of its operations in the second quarter of 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "Restructuring"). The Company completed the 2003 Restructuring in September 2003.

  Primarily due to the Restructuring, the Company reduced total quarterly costs and expenses by approximately $40.0 million on year-over-year basis during the quarter ended September 30, 2003. Please refer to "Restructuring and Related Expenses" below for a further discussion of the 2003 Restructuring.

In addition, the Company achieved several milestones that it believes will better enable the Company to grow its business when information technology spending returns to normalized levels, including:

  The Company introduced its newest product offering, Siebel CRM OnDemand, a hosted customer relationship management ("CRM") service designed to allow organizations to generate more sales leads, enhance lead qualification and management, improve sales forecasting, shorten sales cycles and provide improved customer service. Siebel CRM OnDemand will provide built-in analytics, enabling sales, marketing, and service professionals to act on relevant business, customer and market events.

  Siebel CRM OnDemand will be jointly sold, marketed, delivered, developed and hosted by the Company and IBM Corporation. In addition to providing customer choice, Siebel CRM OnDemand can accommodate organizations with limited IT resources-including divisions of large enterprises-as well as those with more basic CRM requirements. Designed for seamless integration and information flow between hosted and on premise CRM installations, Siebel CRM OnDemand offers flexibility for customers of all sizes to deploy CRM pervasively throughout their organizations.

  At the Company's annual global user week conference, the Company introduced a new product strategy-CRM for Everyone-that it believes will enable organizations to meet their CRM requirements quickly, easily, and affordably. CRM for Everyone encompasses new industry-specific CRM products, a new analytics platform and suite of analytics applications, new business integration solutions, and a new hosted CRM offering:

    Siebel 7.7, the Company's next release of its enterprise CRM suite, which features numerous new industry-specific capabilities, various usability enhancements, additional significant total cost of ownership ("TCO") improvements, extended wireless support, and new capabilities such as a new financial services customer relationship console for branch banking and a new customer loyalty application.

    Siebel Analytics 7.7, a new and enhanced analytics platform and suite of customer analytics applications. The Company believes that it has become a global leader in customer analytics, and with the new Siebel Analytics 7.7 release, it is now addressing the needs of the broader business intelligence market.

    Further development of Universal Application Network ("UAN"), a product designed to assist customers in reducing the cost of application ownership and maintenance. Universal Application Network now supports both the leading .NET and J2EE platforms, and newly emerging Web Services standards for business process integration.

    Siebel CRM OnDemand, a unique hosted CRM offering that seamlessly integrates with Siebel on premise CRM applications, enabling organizations to deploy CRM in any combination of hosted or on premise delivery models.

  Industry analysts continued to acknowledge the Company's product leadership. For example, Gartner, Inc., a prominent information technology market research firm, listed Siebel Systems in the "leader"* quadrant in eleven of its copyrighted Magic Quadrants** on the CRM market.  In ten of the eleven categories, Gartner cited Siebel Systems as the only vendor that meets the leadership criteria for those CRM categories. There were a total of 18 Gartner Magic Quadrants covering CRM Suites, Marketing, Sales and Service.

  The Company believes that the Gartner Magic Quadrants provide an objective and rigorous evaluation of technology suppliers' global capabilities, breadth and depth of functionality, proven scalability, technology innovation, company viability and vision, and successful installed customer base. These quadrants assess a vendor's overall success in selling, deploying, supporting, and extending its applications.

___________________________________

* Leaders are performing well today, have a clear vision of market direction and are actively building competencies to sustain their leadership position in the market.

* * The Magic Quadrant is copyrighted February and March 2003 by Gartner, Inc. and is reused with permission, which permission should not be deemed to be an endorsement of any company or product depicted in the quadrant. The Magic Quadrant is Gartner, Inc.'s opinion and is an analytical representation of a marketplace at and for a specific time period. It measures vendors against Gartner defined criteria for a marketplace. The positioning of vendors within a Magic Quadrant is based on the complex interplay of many factors. Gartner does not advise enterprises to select only those firms in the "Leaders" quadrant. In some situations, firms in the Visionary, Challenger, or Niche Player quadrants may be the right matches for an enterprise's requirements. Well-informed vendor selection decisions should rely on more than a Magic Quadrant. Gartner research is intended to be one of many information sources including other published information and direct analyst interaction. Gartner, Inc. expressly disclaims all warranties, express or implied, of fitness of this research for a particular purpose.

  The Company believes it was able to maintain its market share in the majority of the product categories in which it operates and continues as the technology leader in the CRM market. In addition, information technology surveys indicate CRM software is among the top spending priorities of corporations.

  The Company's customer satisfaction levels continued at high levels, with an overall customer loyalty rating of 98%, based on a survey conducted in the third quarter of 2003. Customer loyalty is defined as customers who indicate they intend to continue using, upgrade to, and/or purchase additional products from the Company.

In addition to these accomplishments, the Company maintained or improved several key financial metrics. Specifically, despite the difficult economic challenges faced through much of 2003, the Company was able to achieve the following financial results:

  Excluding the impact of the Restructuring and the repurchase of its convertible subordinated debentures, the Company was able to operate a cash-positive, profitable business.

  Software license revenues remained comparable from the second quarter to the third quarter of 2003, a quarter that typically shows seasonal sequential declines in revenue.

  Cost savings principally from the Restructuring and the Company's cost control initiatives resulted in a decrease in total costs and expenses of approximately $40.0 million, or 12%, in the third quarter of 2003, and a decrease of approximately $130.0 million, or 12%, in the nine months ended September 30, 2003, compared to the respective periods in 2002.

  The Company repurchased its $300.0 million convertible subordinated debentures (the "Debentures") on September 30, 2003, for $307.1 million, eliminating substantially all of its long-term debt and approximately $16.5 million of annual interest expense.

  The Company continues to maintain its cash and short-term investments at over $2 billion with $2,161.6 million as of December 31, 2002, and $2,027.0 million as of September 30, 2003, representing approximately 71% and 74% of total assets, respectively. Cash and short-term investments decreased by $134.6 million from December 31, 2002, to September 30, 2003, primarily due to the $307.1 million repurchase of the Debentures, partially offset by an increase of $172.5 million primarily due to cash flows from operations.

  During the periods of weak global economic conditions from 2001 to 2003, the Company paid off substantially all of its long-term debt and increased cash and short-term investments by $874.4 million, primarily through operations.

  Days sales outstanding was 63 days as of December 31, 2002, as compared to 53 days as of September 30, 2003.

  Cash flows from operations were $339.8 million and $153.2 million during the nine months ended September 30, 2002 and 2003, respectively.

  Working capital was $1,940.3 million as of December 31, 2002, and $1,756.2 million as of September 30, 2003. The decrease was due to the repurchase of the Debentures.

  Stockholders' equity was $1,957.5 million as of December 31, 2002, and $1,972.7 million as of September 30, 2003.

The Company intends to continue to improve these financial metrics and return its software license and total revenues to sequential quarterly growth. The Company has set the following objectives that will guide management's decisions throughout the remainder of 2003:

  Grow software license revenue;

  Continue to increase market share and license revenues in the Company's newest product lines: Siebel CRM OnDemand, UAN, Siebel Employee Relationship Management ("ERM"), and Siebel Analytics;

  Expand gross and operating margins through appropriate cost savings;

  Run a cash-positive profitable business;

  Increase the Company's customer base in key vertical markets, such as Life Sciences, Public Sector, Retail, and Travel and Transportation;

  Maintain the Company's high customer satisfaction levels;

  Identify opportunities to expand product lines, both organically and through acquisition; and

  Deliver CRM for Everyone: any user, any company, any industry.

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

Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2003

Revenues

The following table sets forth the Company's revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2002 and 2003 (in thousands, except percentages):

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------------- --------------------------------------
                                                            2002                2003                2002                2003
                                                     ------------------- ------------------- ------------------  ------------------
Revenues:
  Software.......................................... $ 126,834   35.5%  $ 110,003   34.2%  $  542,990   43.8% $ 331,989   33.6%
  Professional services, maintenance and other......   230,328   64.5      211,429   65.8       697,581   56.2     655,497   66.4
                                                     ---------  ------   ---------  ------   ----------  ------  ---------  ------
      Total revenues................................ $ 357,162  100.0%  $ 321,432  100.0%  $1,240,571  100.0% $ 987,486  100.0%
                                                     =========  ======   =========  ======   ==========  ======  =========  ======

Software. Software license revenues decreased by 13% from $126.8 million for the three months ended September 30, 2002, to $110.0 million for the three months ended September 30, 2003, and decreased by 39% from $543.0 million for the nine months ended September 30, 2002, to $332.0 million for the nine months ended September 30, 2003. Software license revenues as a percentage of total revenues decreased from 36% and 44% during the three and nine months ended September 30, 2002, respectively, to 34% during both the three and nine months ended September 30, 2003.

The Company markets its products through its direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International software license revenues accounted for 48% and 39% of software license revenues for the three and nine months ended September 30, 2002, respectively, as compared to 46% and 47% of software license revenues for the three and nine months ended September 30, 2003, respectively. The Company expects international software license revenues will continue to account for a significant portion of its overall software license revenues in the foreseeable future.

During the three and nine months ended September 30, 2002 and 2003, the purchasing decisions of the Company's customers were impacted by, among many other factors: (i) the overall weakness of the global economy, (ii) continued reductions in corporate capital expenditures, (iii) geopolitical uncertainties, (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry, and (v) increased competitive dynamics in the CRM application market. Accordingly, many of the Company's customers and potential customers have: (i) delayed the initiation of the purchasing process, (ii) increased the evaluation time to complete a software purchase, and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs.

As a result of these and other factors, both the number of software license revenue transactions and average transaction size were negatively impacted during the three and nine months ended September 30, 2003, with individual transactions generating software license revenues greater than or equal to $5 million affected to the greatest extent. Specifically, the number of software license transactions decreased from 416 and 1,482 during the three and nine months ended September 30, 2002, respectively, to 317 and 1,033 during the three and nine months ended September 30, 2003, respectively. The Company's average transaction size decreased from $366,000 during the nine months ended September 30, 2002, to $321,000 during the nine months ended September 30, 2003. In addition, the number of transactions generating software license revenues greater than or equal to $5 million decreased from 18 transactions during the nine months ended September 30, 2002, to seven transactions during the nine months ended September 30, 2003. Principally as a result of these factors, the Company's software license revenues decreased from the three and nine months ended September 30, 2002, to the three and nine months ended September 30, 2003, by 13% and 39%, respectively. The decline in software license revenues as a percentage of total revenues was primarily due to the factors described above impacting software license revenues to a greater extent than professional services, maintenance and other revenues.

The Company and its management are committed to improving the performance of the Company's sales operations and returning its software license revenues to positive sequential quarterly growth. Although the Company's software license revenues decreased on a year-over-year basis, the Company has taken several steps in the latter part of 2002 and throughout 2003 that it believes will better position it for future growth. Specifically, the Company has taken the following steps:

  The Company reorganized its sales management in the fourth quarter of 2002, including the hiring of Richard P. Chiarello as Senior Vice President, Worldwide Sales, in order to improve the sales organization's performance.

  As discussed previously, the Company completed the 2003 Restructuring in September 2003 and the 2002 Restructuring in December 2002. The Company believes these Restructuring efforts and the resulting new organizational structure will improve cross-unit collaboration, better align its organizational structure with the Company's go-to-market strategy, and empower local managers with increased authority and accountability. Further, the Company believes that the new organizational structure will allow greater responsiveness to customers, faster decision making and an improved focus of the Company's resources on key growth areas.

  The Company continued to increase its customer base with 57% of software license revenues coming from new customer projects during both the three and nine months ended September 30, 2003. The Company measures revenues from new customer projects based on software license transactions from new customers, new divisions of existing customers and/or new projects at existing customers. The Company believes that the growth of its customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels.

  Many smaller software providers that compete with the Company fell into financial difficulties during 2002 and 2003 as a result of what the Company believes to be the reluctance of customers to procure their software needs from a vendor lacking either a mature solution or secure financial outlook. The Company believes that it is well positioned to offer the customers and potential customers of these vendors the software solution they need.

The Company believes it is beginning to see the benefits of these actions, as several key operating metrics improved sequentially in the third quarter of 2003 from the levels in the second quarter. Specifically, software license revenues stabilized from $109.9 million during the second quarter of 2003, to $110.0 million for the third quarter of 2003. The average software license transaction size increased both sequentially and on a year-over-year basis from $305,000 during the third quarter of 2002 and $344,000 during the second quarter of 2003, to $347,000 during the third quarter of 2003. Further, the number of transactions generating software license revenues greater than or equal to $5 million increased from two transactions during the three months ended June 30, 2003, to three transactions during the three months ended September 30, 2003, and were consistent with the three transactions in the corresponding period in 2002. In addition, the Company is beginning to see a greater proportion of its greater than $1 million transactions in the $2 million to $4 million range versus recent quarters where there was a greater proportion in the $1 million to $2 million range. These operating metrics increased despite the typical seasonal decline in software license revenues that occurs in the third quarter from the second quarter of each year.

The Company anticipates that its software license revenues will return to positive growth when the overall economic conditions strengthen and, more specifically, when the overall demand for information technology increases. While it is still too early to determine if the recent improvement in information technology spending will continue, the Company believes demand levels may be stabilizing and may indeed be showing signs of returning to positive growth. Due in part to the slight improvement in overall demand for information technology, including the anticipated seasonal increases in the fourth quarter of each year, the Company expects software license revenues, both in terms of absolute dollars and as a percentage of total revenues, to increase during the fourth quarter of 2003 from levels in the third quarter of 2003.

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

Professional services, maintenance and other revenues decreased by 8% from $230.3 million for the three months ended September 30, 2002, to $211.4 million for the three months ended September 30, 2003, and decreased by 6% from $697.6 million for the nine months ended September 30, 2002, to $655.5 million for the nine months ended September 30, 2003. As a percentage of total revenues, professional services, maintenance and other revenues were 64% and 56% during the three and nine months ended September 30, 2002, respectively, as compared to 66% during both the three and nine months ended September 30, 2003.

The decrease in the absolute dollar amount of professional services, maintenance and other revenues was due to a decline in revenues derived from the Company's implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance. The Company's maintenance revenues have increased on a year-over-year basis, primarily due to the renewal of customer maintenance agreements and the signing of new maintenance agreements at the time of a new software license. However, primarily due to weak economic conditions, the Company's efforts to renew existing customers' maintenance agreements have become more challenging. Specifically, several of the Company's customers have reduced the size of their employee base, thereby impacting the number of users of the Company's software and the maintenance revenues derived therefrom.

While maintenance revenues have increased on a year-over-year basis, professional services revenues decreased in both the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. As discussed above, the Company's professional services revenues generally lag software license revenues by three to six months and, therefore, the Company's implementation and training services are largely dependent on the amount of software license revenues generated in the preceding period. The deteriorating economic conditions and resulting decline in software license revenues throughout 2002 and 2003 have negatively impacted professional services revenues. In addition, the Company has seen progressive pricing pressure on its professional services hourly rates as customers continue to focus on reducing costs in difficult economic conditions.

Professional services, maintenance and other revenues increased as a percentage of total revenues during the three and nine months ended September 30, 2003, primarily due to growth in the number of customers receiving maintenance, coupled with a comparatively sharper decrease in the Company's software license revenues.

The Company expects that professional services, maintenance and other revenues will return to positive growth soon after the Company's software license revenues return to positive growth. The Company currently anticipates that quarterly professional services, maintenance and other revenues for the fourth quarter of 2003, both in terms of absolute dollars and as a percentage of total revenues, will remain comparable to the levels in the third quarter of 2003.

On November 3, 2003, Herb Hunt was named Senior Vice President, Global Services. Mr. Hunt previously served as our Group Vice President and Chief Technology Officer. Our former head of Global Services, Karen Riley, is retiring in the first quarter of 2004, and will continue with the Company in a transition role through her retirement date.

Cost of Revenues

The following table sets forth the Company's cost of revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2002 and 2003 (in thousands, except percentages):

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------------- --------------------------------------
                                                            2002                2003                2002                2003
                                                     ------------------- ------------------- ------------------  ------------------
Cost of revenues:
  Software.......................................... $   6,011    1.7%  $   5,974    1.8%  $   16,588    1.4% $  14,963    1.5%
  Professional services, maintenance and other......   143,603   40.2      120,489   37.5       399,797   32.2     372,142   37.7
                                                     ---------  ------   ---------  ------   ----------  ------  ---------  ------
      Total cost of revenues........................ $ 149,614   41.9%  $ 126,463   39.3%  $  416,385   33.6% $ 387,105   39.2%
                                                     =========  ======   =========  ======   ==========  ======  =========  ======

Total cost of revenues was $149.6 million and $416.4 million during the three and nine months ended September 30, 2002, respectively, as compared to $126.5 million and $387.1 million during the three and nine months ended September 30, 2003, respectively. As a percentage of total revenues, total cost of revenues was 42% and 34% during the three and nine months ended September 30, 2002, respectively, as compared to 39% during both the three and nine months ended September 30, 2003.

As discussed further in Note 7 to the accompanying unaudited consolidated financial statements, the Company completed a tender offer for certain of its stock options during the third quarter of 2002 (the "Option Repurchase"). Included in total cost of revenues for the three and nine months ended September 30, 2002, is a compensation charge of $14.1 million related to the repurchase of stock options held by the Company's professional service and technical support personnel. Further, included in total cost of revenues for the three and nine months ended September 30, 2003, is a charge of $2.4 million related to the abandonment of certain acquired technology obtained in the Sales.com acquisition. Please refer to Note 8 to the accompanying unaudited consolidated financial statements for a further discussion of this abandonment. The Company views these charges as significant special charges that make year-over-year comparisons of the cost incurred difficult.

Excluding these significant special charges, the remaining costs of revenues decreased by $11.5 million and $17.6 million during the three and nine months ended September 30, 2003, respectively, from the comparable periods in 2002. These decreases were primarily due to cost savings from the Restructuring and the Company's cost control initiatives, along with a decline in total revenues.

These significant special charges represented approximately 4% and 1% of total revenues for the three and nine months ended September 30, 2002, respectively, and approximately 1% and 0.2% of total revenues for the three and nine months ended September 30, 2003, respectively. Accordingly, if the Company had not incurred these significant special charges (i) rather than the decrease as a percentage of total revenues discussed above, these costs as a percentage of total revenues would have increased during the three months ended September 30, 2003, as compared to the corresponding period in 2002, and (ii) the increase in total cost of revenues as a percentage of total revenues from the nine months ended September 30, 2002, to the nine months ended September 30, 2003, would be more pronounced than indicated above. The increase in the year-over-year comparison of the remaining total cost of revenues as a percentage of total revenues from the 2002 periods to the 2003 periods was primarily due to the Company deriving a higher percentage of its total revenues from professional services, maintenance and other revenues, which are at lower margins than software license revenues.

The following is a discussion of the year-over-year changes within the individual components of cost of revenues:

Software. Cost of software license revenues includes amortization of acquired technology; third-party software royalties; and product packaging, production and documentation. All costs incurred in the research and development of software products have been expensed as incurred. Cost of software license revenues was $6.0 million and $16.6 million for the three and nine months ended September 30, 2002, respectively, compared to $6.0 million and $15.0 million for the three and nine months ended September 30, 2003, respectively. As a percentage of software license revenues, cost of software license revenues was 5% and 3% during the three and nine months ended September 30, 2002, respectively, compared to 5% during both the three and nine months ended September 30, 2003.

As discussed above, during the three and nine months ended September 30, 2003, cost of software license revenues includes a charge of $2.4 million related to the abandonment in July 2003 of certain acquired technology obtained in the Sales.com acquisition. Excluding this significant special charge, the remaining costs included in cost of software license revenues decreased during the three and nine months ended September 30, 2003, from the comparable periods in 2002, by $2.5 million and $4.1 million, respectively. The decreases in remaining costs of software license revenues were primarily due to: (i) the decrease in software license revenues, and (ii) a reduction of $0.9 million of amortization expense, which occurred as a result of the abandonment of the Sales.com acquired technology.

The significant special charge included in cost of software license revenues during the three and nine months ended September 30, 2003, represented approximately 2% and 1% of software license revenues, respectively. Accordingly, as a percentage of software license revenues, the remaining costs included in costs of software license revenues decreased in the three months ended September 30, 2003, compared to the three months ended September 30, 2002. This decrease was primarily due to the reduction of amortization expense discussed above and a shift from products requiring third-party royalties to products with either no royalty obligation or lower royalty rates. These remaining costs as a percentage software license revenues increased during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, primarily due to certain royalty arrangements which are fixed in nature (i.e., royalty rates that are time based and therefore do not vary with software license revenues).

During the fourth quarter of 2003, the Company expects cost of software license revenues as a percentage of software license revenues to decrease from the 5% incurred during the third quarter of 2003, primarily due to the absence of charges related to the abandonment of acquired technology. Specifically, the Company expects cost of software license revenues as a percentage of software license revenues to remain comparable to the percentage incurred during the third quarter of 2003 prior to the abandonment of the acquired technology (i.e., approximately 3%). These expectations are prior to the impact of the Company's recently announced acquisitions of UpShot Corporation and certain assets of Motiva, Inc., for which the Company is currently determining the appropriate allocation of their cost structure.

Professional Services, Maintenance and Other. Cost of professional services, maintenance and other revenues consists primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. Cost of professional services, maintenance and other revenues was $143.6 million and $399.8 million for the three and nine months ended September 30, 2002, respectively, compared to $120.5 million and $372.1 million for the three and nine months ended September 30, 2003, respectively. These costs were approximately 62% and 57% of professional services, maintenance and other revenues during the three and nine months ended September 30, 2002, respectively, compared to 57% during both the three and nine months ended September 30, 2003.

Included in cost of professional services, maintenance and other revenues for the three and nine months ended September 30, 2002, is a compensation charge of $14.1 million related to the Option Repurchase. The Company views this compensation charge as a significant special charge that makes year-over-year comparisons to the cost incurred in 2003 difficult. Excluding this significant special charge, the remaining costs included in cost of professional services, maintenance and other revenues decreased during the three and nine months ended September 30, 2003, from the comparable periods in 2002, by $9.0 million and $13.5 million, respectively. The decreases in remaining costs of professional services, maintenance and other revenues were primarily due to: (i) the partial realization of cost savings from the Restructuring, including savings from the reduction of personnel, and (ii) the further realization of savings from the Company's cost control initiatives. Partially offsetting these cost savings were increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

The charge included in cost of professional services, maintenance and other revenues related to the Option Repurchase represented approximately 6% and 2% of professional services, maintenance and other revenues for the three and nine months ended September 30, 2002, respectively. Accordingly, if the Company had not incurred this charge, cost of professional services, maintenance and other revenues as a percentage of the corresponding revenue amounts would have increased during the 2003 periods from the 2002 periods rather than decreased as indicated above. The remaining costs as a percentage of total revenues increased primarily due to: (i) the increase in compensation expense as a result of a renewal of merit increases and certain other incentive compensation, (ii) a decrease in revenue from licenses of the Company's Multi-Channel Services' products, which is included in "other revenues" and is at higher margins than maintenance and professional services, and (iii) a reduction in the rates that the Company is able to charge for its implementation services.

In connection with the 2003 Restructuring, the Company reduced personnel in its Global Services Organization, including consolidating the management structure and reducing staff in order to improve utilization and better align its cost structure with expected revenues. Because these reductions occurred throughout the third quarter (primarily in late July), the Company did not realize the full benefit of the associated cost savings in the third quarter. In addition, the Company expects to continue to reduce the cost of professional services, maintenance and other revenues through the continuation of its cost control initiatives and further aligning its incentive compensation plans with gross margin attainment. Accordingly, the Company expects that professional services, maintenance and other costs, in terms of both the absolute dollar amount and as a percentage of professional services, maintenance and other revenues, will remain comparable to or decrease in the fourth quarter of 2003 from the levels incurred during the third quarter of 2003. These expectations are prior to the impact of the Company's recently announced acquisitions of UpShot Corporation and of certain assets of Motiva, Inc., for which the Company is currently determining the appropriate allocation of their cost structure.

Operating Expenses

The following table sets forth the Company's operating expenses, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2002 and 2003 (in thousands, except percentages):

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------------- --------------------------------------
                                                            2002                2003                2002                2003
                                                     ------------------- ------------------- ------------------  ------------------
Operating expenses:
  Product development............................... $ 104,254   29.2%  $  71,432   22.2%  $  273,173   22.0% $ 226,177   22.9%
  Sales and marketing...............................   112,069   31.4       82,756   25.8       372,627   30.0     276,804   28.0
  General and administrative........................    36,544   10.2       27,319    8.5        96,111    7.8      81,860    8.3
  Restructuring-related expenses....................   109,383   30.6      104,767   32.6       109,383    8.8     105,041   10.7
                                                     ---------  ------   ---------  ------   ----------  ------  ---------  ------
      Total operating expenses...................... $ 362,250  101.4%  $ 286,274   89.1%  $  851,294   68.6% $ 689,882   69.9%
                                                     =========  ======   =========  ======   ==========  ======  =========  ======

Product Development. Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and product marketing. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. The Company considers technological feasibility of its software products to have been reached upon completion of a working model that has met certain performance criteria. The period between achievement of technological feasibility and general release of a software product is typically very short, and development costs incurred during that period have not been material. Accordingly, the Company has not capitalized any software development costs to date.

Product development expense decreased from $104.3 million for the three months ended September 30, 2002, to $71.4 million for the three months ended September 30, 2003, and decreased from $273.2 million for the nine months ended September 30, 2002, to $226.2 million for the nine months ended September 30, 2003. As a percentage of total revenues, product development expense was 29% and 22% for the three and nine months ended September 30, 2002, as compared to 22% and 23% for the three and nine months ended September 30, 2003, respectively.

Included in product development expense for the three and nine months ended September 30, 2002, is a compensation charge of $18.7 million related to the repurchase of stock options held by the Company's product development personnel. The Company views this compensation charge as a significant special charge that makes year-over-year comparisons to the cost incurred in 2003 difficult. Excluding this significant special charge, the remaining expenses included in product development expense decreased during the three and nine months ended September 30, 2003, from the comparable periods in 2002, by $14.1 and $28.3 million, respectively.

The decreases in remaining product development expenses during the 2003 periods from the comparable periods in 2002 were primarily due to: (i) cost savings from the reduction of product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the Restructuring, and (ii) further realization of cost savings from the Company's cost control initiatives. Partially offsetting these cost savings were: (i) increased compensation costs from the renewal of merit increases and certain other incentive compensation, and (ii) increased costs from outside consultants in connection with the further development of the Company's latest products, Siebel CRM OnDemand and UAN.

The charge included in product development expense related to the Option Repurchase represented approximately 5% and 2% of total revenues for the three and nine months ended September 30, 2002, respectively. Accordingly, if the Company had not incurred this significant special charge (i) the decrease as a percentage of total revenues during the third quarter of 2003 from the third quarter of 2002 would be less pronounced than indicated above and (ii) the increase as a percentage of total revenues during the nine months ended September 30, 2003, from the comparable period in 2002 would be more pronounced than indicated above. Excluding the impact of the Option Repurchase, the remaining expenses in product development expense as a percentage of total revenues decreased during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to the reasons discussed in the preceding paragraph. Excluding the impact of the Option Repurchase, product development expense as a percentage of total revenues increased during the nine months ended September 30, 2003, from the nine months ended September 30, 2002, due to the Company's continued investment in research and development during a period in which the Company's software license revenues decreased.

In connection with the 2003 Restructuring, the Company: (i) discontinued unprofitable products and/or development projects, (ii) initiated a transition of a portion of its quality assurance and testing activities overseas to labor markets with lower cost structures, and (iii) consolidated its product development management structure and eliminated nonessential development positions in order to better align its cost structure with expected revenues. For the Company's core product lines, the Company anticipates that it will continue to devote substantial resources to develop new versions of its existing products, new products and additional modules for its products. As a result of these actions, the Company expects product development expenses, in terms of both absolute dollars and as a percentage of total revenues, during the fourth quarter of 2003 to remain comparable to or decrease from the levels incurred during the third quarter of 2003. These expectations are prior to the impact of the Company's recently announced acquisitions of UpShot Corporation and of certain assets of Motiva, Inc., for which the Company is currently determining the appropriate allocation of their cost structure.

Sales and Marketing. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. Sales and marketing expense is comprised primarily of costs associated with the Company's sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. Sales and marketing expense decreased from $112.0 million for the three months ended September 30, 2002, to $82.8 million for the three months ended September 30, 2003, and decreased from $372.6 million for the nine months ended September 30, 2002, to $276.8 million for the nine months ended September 30, 2003. As a percentage of total revenues, sales and marketing expense was 31% and 30% for the three and nine months ended September 30, 2002, respectively, as compared to 26% and 28% for the three and nine months ended September 30, 2003, respectively.

Included in sales and marketing expense for the three and nine months ended September 30, 2002, is a compensation charge of $12.2 million related to the repurchase of stock options held by the Company's sales and marketing personnel. The charge included in sales and marketing expense related to the Option Repurchase represented approximately 3% and 1% of total revenues for the three and nine months ended September 30, 2002, respectively. The Company views this compensation charge as a significant special charge that makes year-over-year comparisons to the cost incurred in 2003 difficult.

Excluding the 2002 compensation charge related to the Option Repurchase, the remaining expenses included in sales and marketing expense decreased, in terms of both absolute dollars and as a percentage of total revenues, during the 2003 periods from the comparable periods in 2002 primarily due to: (i) the continued close monitoring of the Company's expenses and further implementation of the Company's cost control initiatives, including reductions in travel and entertainment expenditures and advertising expenditures; (ii) the decrease in sales commissions and other incentive compensation that resulted from a decrease in the Company's software license revenues; and (iii) the further reduction of expenses as a result of the Restructuring, including the reduction of sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of merit compensation increases and certain incentive compensation plans.

In connection with the 2003 Restructuring, the Company: (i) reduced the number of sales personnel serving an individual customer, which the Company believes will allow greater responsiveness to customers, faster decision making, and an improved focus of the Company's resources on key growth areas; and (ii) consolidated the Company's sales and marketing management structure and reduced the number of sales personnel in order to better align its cost structure with expected revenues. As a result of these actions, the Company expects sales and marketing expense, in terms of both absolute dollars and as a percentage of total revenues, to remain comparable to or decrease during the fourth quarter of 2003 from the levels incurred during the third quarter of 2003. These expectations are prior to the impact of the Company's recently announced acquisitions of UpShot Corporation and of certain assets of Motiva, Inc., for which the Company is currently determining the appropriate allocation of their cost structure.

General and Administrative. General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel, along with bad debt expense. General and administrative expenses decreased from $36.5 million for the three months ended September 30, 2002, to $27.3 million for the three months ended September 30, 2003, and decreased from $96.1 million for the nine months ended September 30, 2002, to $81.9 million for the nine months ended September 30, 2003. As a percentage of total revenues, general and administrative expense was 10% and 8% for the three and nine months ended September 30, 2002, respectively, as compared to 9% and 8% for the three and nine months ended September 30, 2003, respectively.

Included in general and administrative expense for the three and nine months ended September 30, 2002, is a compensation charge of $9.8 million related to the Option Repurchase. The Company views this compensation charge as a significant special charge that makes year-over-year comparisons to the cost incurred in 2003 difficult. Excluding this significant special charge, the remaining expenses included in general and administrative expense increased by $0.6 million from the three months ended September 30, 2002, to the three months ended September 30, 2003, and decreased by $4.5 million from the nine months ended September 30, 2002, to the nine months end September 30, 2003.

The $4.5 million decrease in remaining general and administrative expenses during the nine months ended September 30, 2003, from the comparable period in 2002, was primarily due to: (i) further reduction of expenses through the Company's cost control initiatives, (ii) reductions in expenses as a result of the Restructuring, including the reduction of general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities, and (iii) a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels. Partially offsetting these cost savings were increases in legal expenses (please refer to Note 4 to the unaudited consolidated financial statements for further discussion of legal proceedings) and compensation expense associated with the renewal of merit compensation increases and certain incentive compensation plans.

The $0.6 million increase in remaining general and administrative expenses during the three months ended September 30, 2003, from the comparable period in 2002, was primarily due to: (i) the increase in legal fees noted above, and (ii) compensation expense associated with the renewal of merit compensation increases and certain incentive compensation plans. Partially offsetting these increases were cost savings from the Company's cost control initiatives, the Restructuring and a decrease in the Company's provision for doubtful accounts associated with reduced receivable levels.

The $9.8 million charge included in general and administrative expense related to the Option Repurchase represented approximately 3% and 1% of total revenues for the three and nine months ended September 30, 2002, respectively. Accordingly, if the Company had not incurred this charge, total general and administrative expenses would have increased as a percentage of total revenues for the three and nine months ended September 30, 2003, as compared to the comparable periods in 2002. This increase was primarily due to a decrease in total revenues and the increase in legal fees discussed above.

In connection with the 2003 Restructuring, the Company consolidated its general and administrative management structure and reduced the size of it general and administrative staff in order to better align its cost structure with expected revenues. In addition, the Company expects to continue to closely monitor discretionary expenditures and continue many of its cost control initiatives. Accordingly, the Company anticipates general and administrative expense, in terms of both absolute dollars and as a percentage of total revenues, to remain comparable to or decrease during the fourth quarter of 2003 from the levels incurred during the third quarter of 2003. These expectations are prior to the impact of the Company's recently announced acquisitions of UpShot Corporation and of certain assets of Motiva, Inc., for which the Company is currently determining the appropriate allocation of their cost structure.

Restructuring and Related Expenses. As previously discussed, certain of the Company's key operating metrics have declined from their historical levels. In response to this decline, the Company initiated a series of steps that it believes will: (i) strengthen the Company's competitive position; (ii) reduce its cost structure thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company has taken the following actions:

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

  Based on the Company's continued evaluation of economic conditions in the information technology industry and its expectations regarding revenue levels, the Company initiated the 2003 Restructuring in the second quarter of 2003, which it completed in September 2003.

The 2003 Restructuring included the following key measures: (i) the reduction of its workforce across all functional areas, including reductions related to the consolidation of its management organization and its sales force organization, (ii) the consolidation of additional facilities, including ceasing operations in certain geographic locations, (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

In addition to reducing the Company's cost structure, the Company believes the 2003 Restructuring will result in: (i) a flatter, more responsive and efficient management reporting structure; (ii) a more focused sales organization providing greater responsiveness to customers and faster decision making; and (iii) a continued focus of its resources on key growth areas, such as the Company's newest product offering, Siebel CRM OnDemand, a hosted customer relationship management ("CRM") service jointly developed with IBM Corporation and designed to meet the growing market demand for fast, easy, and affordable CRM software.

The following table summarizes the Restructuring and related expenses incurred during 2002 and the nine months ended September 30, 2003, and the related Restructuring obligations as of December 31, 2002, and September 30, 2003 (in thousands):

                                                               Employee      Facility-      Asset
                                                              Termination     Related    Abandonment
                                                               Costs (1)     Costs (2)    Costs (3)      Total
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, July 1, 2002..................... $        --  $          --  $       --   $       --

Restructuring and related expenses:
  Recognized in the quarter ended September 30, 2002 (4)....      22,301         68,120      18,962      109,383
  Recognized in the quarter ended December 31, 2002 (4).....       1,348         87,581       6,993       95,922
                                                             ------------ -------------- -----------  -----------
     Total recognized in 2002...............................      23,649        155,701      25,955      205,305
                                                             ------------ -------------- -----------  -----------
Cash payments...............................................     (19,714)        (5,088)         --      (24,802)
Non-cash charges............................................          --             --     (25,955)     (25,955)
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, December 31, 2002................ $     3,935  $     150,613  $       --   $  154,548
                                                             ------------ -------------- -----------  -----------
Restructuring and related expenses: (5)
  Recognized related to changes in estimate (6).............        (598)        16,161         566       16,129
  Recognized related to the 2003 Restructuring (7)..........      15,585         56,266      16,940       88,791
  Accretion related to the 2003 Restructuring (8)...........          --            121          --          121
                                                             ------------ -------------- -----------  -----------
     Total recognized in 2003...............................      14,987         72,548      17,506      105,041
Cash payments...............................................     (12,054)       (50,272)         --      (62,326)
Non-cash charges............................................          --             --     (17,506)     (17,506)
                                                             ------------ -------------- -----------  -----------
Restructuring obligations, September 30, 2003............... $     6,868  $     172,889  $       --   $  179,757
                                                             ============ ============== ===========
     Less: Restructuring obligations, short-term............                                              56,166
                                                                                                      -----------
     Restructuring obligations, long-term...................                                          $  123,591
                                                                                                      ===========

  In connection with the 2002 Restructuring, the Company reduced its workforce by approximately 1,150 employees, or 16% of its then current workforce. In connection with the 2003 Restructuring, the Company reduced or expects to reduce its workforce by approximately 600 employees, or 11% of its current workforce. As of September 30, 2003, the Company had completed approximately 430 of these terminations and expects to complete the reduction of the remaining employees within six to nine months. The Company has not completed the separation of employment with these remaining employees primarily due to regulatory requirements in certain countries and the Company's ongoing transition of certain product development positions overseas. The workforce reductions affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a further discussion of the Company's accounting for these obligations.

  As a result of the workforce reductions and previous employee attrition, certain of the Company's facilities were under-utilized. Accordingly, the Company consolidated its remaining workforce into under-utilized facilities and ceased to utilize the then vacated facilities. The facilities permanently removed from the Company's operations during both 2002 and 2003 were located primarily in Emeryville and San Mateo, California; Eastern Europe; and several smaller offices in North America. The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

  As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring and related expenses.

  The Company recorded 2002 Restructuring and related expenses in an amount equal to the gross value of the related obligations without consideration to the net present value of such obligations. In addition, in determining the 2002 Restructuring obligations the Company assessed the time period over which reasonable estimates could be made.

  The following is summary of Restructuring and related expenses, by quarter, for the nine months ended September 30, 2003 (in thousands):

                                                                Second         Third        Total
                                                                Quarter       Quarter      for 2003
                                                             ------------ -------------- -----------
Restructuring and related expenses:
  Changes in estimate....................................... $    (9,972) $      26,101  $   16,129
  2003 Restructuring-related................................      10,246         78,545      88,791
  Accretion.................................................          --            121         121
                                                             ------------ -------------- -----------
     Total Restructuring and related expenses............... $       274  $     104,767  $  105,041
                                                             ============ ============== ===========

  Primarily due to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimate that resulted from the Company: (i) terminating certain leases at more favorable terms than originally anticipated and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated on certain other restructured properties. The Company believes that its estimates with respect to its remaining Restructuring obligations are appropriate as of September 30, 2003.

  In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2003 Restructuring after giving effect to the net present value of the related obligations.

  Represents the accretion of the 2003 Restructuring obligations. The Company will continue to accrete its obligations related to the 2003 Restructuring to the then present value and, accordingly, will recognize additional accretion expense as a Restructuring and related expense in future periods.

Subject to the timely and successful implementation of the 2003 Restructuring, the Company believes that the 2003 Restructuring will further reduce the Company's expense levels and a portion of the related cash requirements, resulting in a cost structure that is better aligned with anticipated revenues. Specifically, the Company expects the implementation of the 2003 Restructuring, along with its cost control initiatives, will reduce the Company's quarterly operating expenses by up to $40 million from where operating expenses would have been absent the 2003 Restructuring. The Company expects to achieve up to $30 million of these expense savings in the fourth quarter of 2003 and the remaining expense savings by the end of the fourth quarter of 2004.

The majority of the quarterly expense savings from the 2003 Restructuring are expected to be derived from: (i) the Company's workforce reduction, including expense reductions related to employee compensation, employee benefits and other direct costs of up to $21 million; (ii) the Company's consolidation of its facilities, including reductions of rent and other operating costs of up to $6 million; (iii) a decrease in depreciation expense of up to $10 million, primarily due to reductions in capital expenditures, the abandonment of certain leasehold improvements, furniture and fixtures, and certain property and equipment becoming fully depreciated; and (iv) a decrease in other operating costs of up to $3 million, including savings from relocating a portion of the Company's technical support, quality assurance and other product development operations overseas.

The total Restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. The Company will review the status of its Restructuring activities quarterly and, if appropriate, record changes in estimates related to its Restructuring obligations in current operations.

Because the benefits related to the 2003 Restructuring are derived from management's estimates, which are based on currently available information, the 2003 Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated. Please refer to "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of risks associated with the Restructuring.

Operating Loss and Operating Margin

Operating loss decreased from $154.7 million during the three months ended September 30, 2002, to $91.3 million during the three months ended September 30, 2003, and increased from $27.1 million during the nine months ended September 30, 2002, to $89.5 million during the nine months ended September 30, 2003. The Company incurred negative operating income and margins during the 2002 periods primarily due to the expenses associated with the 2002 Restructuring and Option Repurchase and incurred negative operating income and margins during the 2003 periods primarily due to expenses associated with the 2003 Restructuring.

Other Income, Net

 For the three and nine months ended September 30, 2002 and 2003, other income, net was comprised of the following (in thousands):

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                             --------------------- ---------------------
                                                2002       2003       2002       2003
                                             ---------- ---------- ---------- ----------
Interest income............................. $  15,096  $  12,909  $  44,053  $  40,620
Loss on early extinguishment of debt........        --    (10,711)        --    (10,711)
Interest expense............................    (5,113)    (4,827)   (14,949)   (14,575)
Net gains on marketable investments.........     5,020      1,055      9,750      4,760
Write-down of cost-method investments.......    (4,132)      (269)    (6,640)      (675)
Other, net..................................       (40)       445     (1,483)      (143)
                                             ---------- ---------- ---------- ----------
                                             $  10,831  $  (1,398) $  30,731  $  19,276
                                             ========== ========== ========== ==========

Interest income represents earnings on the Company's cash and short-term investments. Interest income decreased in each of the 2003 periods compared to 2002 periods, primarily due to the decline in interest rates, partially offset by the increased balances of cash and short-term investments.

On September 30, 2003, the Company redeemed the $300.0 million convertible subordinated debentures ('Debentures") in accordance with their terms for $307.1 million. In connection with this redemption, the Company incurred a pre-tax charge to operations of $10.7 million, consisting of the $7.1 million premium and the write-off of the remaining unamortized issuance costs of $3.6 million. This pre-tax charge is reflected in the above table under the heading "loss on early extinguishment of debt" for the three and nine months ended September 30, 2003. Interest expense for all periods presented primarily represents interest on the Debentures.

During the three and nine months ended September 30, 2002 and 2003, net gains on marketable investments were primarily the result of gains from sales of certain of the Company's short-term investments. The Company holds several minority interests, included in other assets and accounted for under the cost method, in companies having operations or technology in areas within its strategic focus. During the three and nine months ended September 30, 2002 and 2003, the write-down of cost-method investments represents adjustments to certain of these investments to the estimated fair value, as the decline in the value of these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes and Income Tax Benefit

The Company's provision for income taxes (benefit) totaled $(51.8) million and $1.3 million for the three and nine months ended September 30, 2002, respectively, compared to $(33.4) million and $(25.3) million for the three and nine months ended September 30, 2003, respectively. Income taxes (benefit) as a percentage of pretax income (i.e., the "Effective Rate") were 36% for all periods presented. The Company currently expects its Effective Rate for the fourth quarter of 2003 to be approximately 36%; however, the Company may have to increase its tax rate in future periods should the Company's actual geographical mix or absolute levels of annual pretax income differ from amounts currently expected.

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

As discussed in Note 4 to the accompanying unaudited consolidated financial statements, the Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). The Company believes it has made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments the IRS has or may propose with respect to the U.S. Federal income tax returns. Although the Company believes that it has made adequate provision for any adjustments the IRS has or may propose, the final determination of the Company's tax obligations may exceed amounts provided for by the Company in the accompanying unaudited consolidated financial statements. The Company will continually review its estimates related to its income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise its estimates, if deemed necessary. Any revision in the Company's estimates of its tax obligations will be reflected as an adjustment to its income tax provision at the time of the change in estimate.

Net Income (Loss)

During the three and nine months ended September 30, 2002, the Company reported net income (loss) of $(92.1) million and $2.3 million, respectively, compared to $(59.3) million and $(44.9) during the three and nine months ended September 30, 2003, respectively. Diluted net income (loss) per share was $(0.19) and nil per share for the three and nine months ended September 30, 2002, respectively, compared to a net loss per share of $(0.12) and $(0.09) per share during the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

Overview

The Company derives its liquidity and capital resources primarily from its cash flows from operations and from working capital. The Company's working capital decreased from $1,940.3 million as of December 31, 2002, to $1,756.2 million as of September 30, 2003, primarily due to the repurchase of the $300.0 million Debentures, partially offset by increases that resulted from operations (including proceeds from the exercise of stock options). The significant components of the Company's working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. The Company's cash, cash equivalents and short-term investments were $2,161.6 million and $2,027.0 million as of December 31, 2002 and September 30, 2003, respectively, representing approximately 71% and 74% of total assets, respectively. The Company's days sales outstanding in accounts receivable was 63 days as of December 31, 2002, compared to 53 days as of September 30, 2003. In addition, the Company's average payment terms on license revenue transactions were 28 days as of December 31, 2002, compared to 23 days as of September 30, 2003.

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

Commitments

As of September 30, 2003, the Company's future fixed commitments for cash payments are as follows (in thousands):

                                                                    Commitment Year
                                                      ----------------------------------------------
                                                       Remainder     2004 to     2006 to   2008 and
Contractual Obligations                                  2003         2005        2007      Beyond      Total
---------------------------------------------------   ----------  -----------  ---------- ---------- -----------
Restructuring obligations..........................   $  17,436   $  112,871   $  72,079  $ 198,700  $  401,086
Capital lease obligations..........................       3,522       19,063          --         --      22,585
Operating lease obligations........................      17,382      135,447     130,572    451,284     734,685
                                                      ----------  -----------   --------- ---------- -----------
      Total fixed commitments......................   $  38,340   $  267,381   $ 202,651  $ 649,984  $1,158,356
                                                      ==========  ===========  ========== ========== ===========

The Restructuring obligations in the above table represent the Company's gross expected cash outlays related to the settlement of these obligations, primarily obligations related to noncancellable operating leases. Accordingly, the Restructuring obligations in the above table have not been reduced by estimated sublease income of $208.6 million or to their net present value. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a detailed summary of the Company's future commitments related to the Restructuring, including a detail of contractual obligations, estimated operating costs and estimated sublease income. Capital lease obligations in the above table represent the gross expected cash outlays and, therefore, do not represent their net present value as recorded in the accompanying unaudited consolidated balance sheet. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a detailed summary of anticipated cash outlays related to operating and capital leases.

Cash Flows

Cash provided by operating activities was $339.8 million and $153.2 million for the nine months ended September 30, 2002 and 2003, respectively. Despite the weak economic conditions, the Company has continued to operate its business to produce positive cash flows from operations. Cash provided by operating activities decreased from 2002 to 2003 primarily as the result of the decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions. During the nine months ended September 30, 2002 and 2003, the Company's cash flows from operations were primarily derived from: (i) the Company's earnings from on-going operations prior to Restructuring and related expenses and non-cash expenses such as depreciation, amortization, and bad debt, and (ii) changes in the Company's working capital, which is primarily comprised of collections of accounts receivable, partially offset by payments of accounts payable and accrued expenses (inclusive of bonuses and accrued compensation) .

The majority of the Restructuring and related expenses will be paid over time and, accordingly, as the Company settles its remaining Restructuring obligations ($179.8 million as of September 30, 2003), the Company's future cash flows from operations will be reduced in the period of settlement. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for detailed summary of anticipated cash outlays related to the Restructuring.

Cash used in investing activities was $475.5 million and $10.4 million for the nine months ended September 30, 2002 and 2003, respectively. The Company's investment activities during 2002 primarily related to the purchase of additional property and equipment and the reinvestment of the Company's cash into short-term investments. The Company's investment activities during 2003 primarily related to the purchase of additional property and equipment. For the nine months ended September 30, 2002, the Company reinvested its cash flows from operations into short-term investments in net amounts of $427.9 million, and purchased property and equipment totaling $55.3 million. For the nine months ended September 30, 2003, the Company purchased property and equipment totaling $14.0 million. Other investing activities resulted in increases of $7.7 million and $3.6 million during the nine months ended September 30, 2002 and 2003, respectively.

As discussed further below, the Company repurchased its Debentures for $307.1 million during the nine months ended September 30, 2003, in part from the proceeds from sales of short-term investments. Primarily due to the repurchase of the Debentures, the Company received net proceeds on sales of short-term investments of $0.1 million during the nine months ended September 30, 2003, compared to a net reinvestment in short-term investments of $427.9 million during the comparable period in 2002. Capital expenditures during 2003 have continued to decrease on a year-over-year basis primarily due to the reduction in the size of the Company's workforce and consolidation of its facilities. The Company will continue to closely monitor its capital expenditures and currently expects that total capital expenditures for the year ending December 31, 2003, will be $25 million or less.

Cash provided by financing activities was $99.5 million for the nine months ended September 30, 2002, as compared to cash used in financing activities of $275.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company's financing activities consisted primarily of: (i) net proceeds of $80.3 million from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan, (ii) proceeds of $24.9 million from equipment financing, and (iii) repayments of capital lease obligations. For the nine months ended September 30, 2003, the Company's financing activities consisted primarily of: (i) the repurchase of the Debentures for $307.1 million, (ii) net proceeds of $41.1 million from the issuance of common stock pursuant to the exercise of stock options and the Company's employee stock purchase plan, and (iii) repayments of capital lease obligations.

Adoption of Accounting Standards

During the nine months ended September 30, 2003, the Company adopted new accounting standards related to the accounting for and disclosure of restructuring obligations (i.e., costs associated with exit and disposal activities), asset retirement obligations, and guarantees. The adoption of these accounting standards did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Please refer to Note 1 to the accompanying unaudited consolidated financial statements for further discussion of the accounting standards adopted during 2003.

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

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income and deferred taxes, Restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company refers to accounting estimates of this type as "critical accounting estimates," which are discussed further below.

In addition to the estimates and assumptions that are utilized in the preparation of financial statements, the inability to estimate the timing and amount of future revenues could significantly impact the Company's future operations. The Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. Specifically, the slowdown in the global economy and information technology spending, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because a substantial portion of the Company's software license contracts close in the latter part of a quarter, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, which may adversely and materially affect the Company's business, financial condition or results of operations.

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

  Restructuring and related expenses;

  Stock-based compensation;

  Option Repurchase;

  Provision for doubtful accounts;

  Acquired intangible assets;

  Impairment of long-lived assets;

  Other-than-temporary declines in the market value of investments; and

  Income tax provision and deferred income taxes.

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

As discussed above and in Note 1 to the accompanying unaudited consolidated financial statements, the Company adopted SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS 146") on January 1, 2003. SFAS 146 provides new accounting requirements for and disclosures of Restructuring obligations (i.e., costs associated with exit and disposal activities). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and, accordingly, facility-related expenses incurred in connection with the 2003 Restructuring were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact the Company's Restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with pre-existing guidance.

Employee Stock Options

Section I. Description of Plans

Since inception, the Company has been an advocate of broad-based employee stock ownership. Accordingly, the Company's stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. The Company's stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Stock Option Plan, which amended and restated the Company's 1994 Stock Option Plan and the 1996 Supplemental Stock Option Plan (collectively, the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees other than officers and directors are made under the 1998 Plan. The Company's Board of Directors and stockholders have approved the 1996 Plan, and the Company's Board of Directors has approved the 1998 Plan.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of the Company's employees participate in one of the above plans, thereby providing the Company the ability to meet its goal of long-term retention of its employees. Stock options granted under these plans expire no later than ten years from the grant date (2003 grants expire six years from grant date) and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in "Item 11. Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for further information concerning the policies of the Company and the Compensation Committee regarding the use of stock options.

Section II. Significant Actions Taken During 2003 Related to Stock Options

Historically, stock options have been an important component of total compensation for the Company's employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. The Company has on occasion also assumed stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is scheduled to occur by the end of the second quarter of each year).

During the year ended December 31, 2002 and the first nine months of 2003, the Company took several steps to reduce the number of stock options outstanding from the levels outstanding as of December 31, 2001. These actions, each of which is described further below or in Note 7 to the accompanying unaudited consolidated financial statements, included: (i) the repurchase of certain employee stock options in September 2002, (ii) the cancellation of certain of its CEO's stock options in January 2003, and (iii) the implementation of significantly reduced levels of stock option grants during both 2002 and 2003, coupled with forfeitures of stock options by terminated employees. The Company believes that its actions will continue to align the interests of its employees and management with the interests of its stockholders.

As a result of these actions, stock options outstanding decreased by 61.7 million, or 25%, during 2002 and 33.5 million, or 18%, during the first nine months of 2003 (an aggregate of 95.2 million since December 31, 2001). Further, these actions resulted in a decrease in stock options outstanding relative to shares outstanding ("Stock Option Overhang") as follows (in thousands, except percentages):

                                                  Shares of
                                                   Common          Stock       Stock
                                                    Stock         Options      Option
                                                 Outstanding    Outstanding   Overhang
                                                 -----------    -----------  ---------
December 31, 2001...............................     466,950       247,204        53%
                                                 ===========    ===========  ==========
December 31, 2002...............................     486,428       185,473        38%
                                                 ===========    ===========  ==========
September 30, 2003..............................     494,667       151,958        31%
                                                 ===========    ===========  ==========

Please refer to "Employee Stock Options" under Item 7 of the Company's Annual Report on Form 10-K for additional discussion of the actions taken by the Company to reduce stock options during the year ended December 31, 2002. The following is a detailed discussion of the actions taken by the Company during the nine months ended September 30, 2003.

CEO Option Cancellation

As described more fully in Note 7 to the accompanying unaudited consolidated financial statements, at the request of its CEO, the Company cancelled approximately 26 million of its CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to the Company's CEO since October 1998. The Company's CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 14% from the levels as of December 31, 2002, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2002. The Company has provided no compensation in exchange for the cancellation of the CEO's stock options, nor will it provide any compensation in the future in exchange for such cancellation.

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

In accordance with these revised guidelines, the Company evaluates whether to grant a merit award of stock options to existing employees and officers by the end of the second quarter of each year. Accordingly, during the second quarter of 2003, the Company granted an aggregate of 17.8 million stock options to its employees and officers in recognition of their performance and future potential with the Company. The Company's Chairman and CEO did not receive any new stock options during the nine months ended September 30, 2003. The remaining grants for the nine months ended September 30, 2003, primarily relate to grants to employees upon commencement of employment.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested stock options. Any vested stock options of the terminated employee that are not exercised within 90 days from the termination date are also forfeited. During the nine months ended September 30, 2003, employees leaving the Company forfeited a total of 21.2 million stock options.

Stock option grants, net of forfeitures by employees upon termination, resulted in a net decrease in the Company's outstanding stock options of 0.4% from the levels as of December 31, 2002, representing a decrease in net potential dilution to existing stockholders of 0.1%. The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of stock options forfeited by employees leaving the Company, divided by the total outstanding shares of common stock at the beginning of the year. As described above, the Dilution Percentage for the nine months ended September 30, 2003, only reflects forfeitures by employees upon termination and, accordingly, does not reflect the voluntary cancellation of stock options by the Company's CEO discussed above. The decrease in the net Dilution Percentage in the first nine months of 2003 of 0.1% compares to a decrease of 5% during the year ended December 31, 2002, and an increase of 21% during the year ended December 31, 2001.

Section III. General Option Information

Combined plan activity for the nine months ended September 30, 2003, is summarized as follows:

                                                       Shares                        Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances, December 31, 2002.....................  161,307,093    185,472,781    $       17.42
     Additional shares authorized..................           --             --
     Options granted to employees..................  (18,655,550)    18,655,550    $        8.69
     Options granted to officers and directors.....   (1,800,000)     1,800,000    $        8.63
     Options exercised.............................           --     (6,851,466)   $        4.94
     Options forfeited/canceled upon termination...   21,082,401    (21,168,597)   $       20.70
     Options cancelled by the Company's CEO........   25,950,000    (25,950,000)   $       34.63
                                                     ------------ --------------  ---------------
   Balances, September 30, 2003....................  187,883,944    151,958,268    $       13.41
                                                     ============ ==============

The Company continues to believe in broad-based employee stock ownership. As the table below indicates, the Company has continued to allocate the vast majority of its stock options to employees who are not officers and directors. "Named Executive Officers" in the below table and in the remainder of this quarterly report on Form 10-Q represent the Company's CEO and four most highly compensated executive officers for the year ended December 31, 2002, as disclosed in Item 11. "Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Summarized below is the distribution of the Company's stock options for the years ended December 31, 2001 and 2002, and the nine months ended September 30, 2003:

                                                                                              Nine Months
                                                                    Year Ended December 31,      Ended
                                                                    ----------------------   September 30,
                                                                       2001       2002           2003
                                                                    ----------- ----------   -------------
Grants during the period as a percentage of total
  stock options granted:
      Named Executive Officers....................................       12.4%      3.4%          3.9%
      All other officers and directors as a group.................        2.4        0.3            4.9
                                                                    ----------- ----------   -------------
         Total for all officers and directors.....................       14.8        3.7            8.8
      All other employees as a group..............................       85.2       96.3           91.2
                                                                    ----------- ----------   -------------
         Total all grants.........................................      100.0%    100.0%        100.0%
                                                                    =========== ==========   =============

The following table details the "in-the-money" and "out-of-the-money" status of the Company's stock options outstanding as of September 30, 2003:

                         Options Outstanding               Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      78,930,731            4.4    $   5.16   53,941,751    $   3.93
Out-of-the-money  73,027,537            7.2    $  22.32   37,313,890    $  22.77
                 ------------  -------------  ----------  -----------  ----------
                 151,958,268            5.7    $  13.41   91,255,641    $  11.63
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of September 30, 2003, of $9.76 per share and out-of-the money stock options have exercise prices equal to or greater than $9.76 per share.

Section IV. Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. There were no grants of stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during the three and nine months ended September 30, 2002 and 2003.

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

Further, under the fair value approach, employee stock options are required to be valued using an option valuation model, such as Black-Scholes. The Company believes there are limitations to the Black-Scholes option valuation model, including the fact that the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, in accordance with SFAS 123, the Company must use subjective assumptions, including expected stock price volatility and the expected remaining life, as inputs to the Black-Scholes option valuation model. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models that are available to value stock options do not provide an appropriate measure of the fair value of stock-based awards to its employees.

As required by SFAS 123, the Company has prepared a reconciliation of its net income as reported on the statement of operations to the net income that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the pro forma stock-based employee compensation expense determined under SFAS 123. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on net income and net income per share data, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                          Three Months Ended      Nine Months Ended
                                                                             September 30,          September 30,
                                                                        ---------------------- -----------------------
                                                                            2002       2003        2002        2003
                                                                        ----------- ---------- -----------  ----------
Net income (loss):
  As reported.......................................................... $  (92,078) $ (59,330) $    2,318   $ (44,944)
                                                                        ----------- ---------- -----------  ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............        682        346       3,620       1,326
    In-the-money stock options.........................................     (9,330)    (7,209)    (29,231)    (21,078)
    Stock purchase rights under the Purchase Plan......................     (3,309)    (1,904)    (19,777)     (3,973)
                                                                        ----------- ---------- -----------  ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................    (11,957)    (8,767)    (45,388)    (23,725)
    Out-of-the-money stock options.....................................    (42,786)   (42,027)   (160,777)   (135,071)
    Stock options cancelled for no consideration.......................    (24,473)        --     (86,081)   (251,821)
    Stock options forfeited/cancelled in connection with terminations..    (10,246)        (1)    (65,234)     (2,361)
    Stock options repurchased on September 30, 2002....................   (493,682)        --    (595,297)         --
                                                                        ----------- ---------- -----------  ----------
       Total pro forma expense giving effect to SFAS 123...............   (583,144)   (50,795)   (952,777)   (412,978)
                                                                        ----------- ---------- -----------  ----------
  Pro forma giving effect to SFAS 123.................................. $ (675,222) $(110,125) $ (950,459)  $(457,922)
                                                                        =========== ========== ===========  ==========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock on September 30, 2003, of $9.76, and out-of-the-money stock options have exercise prices equal to or greater than $9.76.

As the table above illustrates, during the three and nine months ended September 30, 2003, $42.0 million and $389.3 million, respectively, of the total pro forma expense for stock options relates to: (i) stock options that were cancelled for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, or (iii) stock options that are significantly out of the money (i.e., the weighted-average exercise price of the out-of-the-money stock options is $22.32 per share as of September 30, 2003, compared to a closing price of $9.76 per share as of September 30, 2003). This represented 83% and 94% of the pro forma expense for stock options during the three and nine months ended September 30, 2003, respectively.

Please refer to Note 1 to the accompanying unaudited consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options granted, and the procedures followed by the Company in determining those assumptions.

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the nine months ended September 30, 2003:

                                                                                               Potential Realizable Value
                                  Number of       Percent of                                   at Assumed Annual Rates of
                                  Securities     Total Options                                 Stock Price Appreciation
                                  Underlying      Granted to     Exercise or                    for the Option Term (5)
                                   Options         Employees      Base Price    Expiration    ----------------------------
       Officer Name                Granted        in 2003 (3)    ($/Share) (4)     Date             5%            10%
-----------------------------    ------------   --------------  -------------  -------------  -------------  -------------
Thomas M. Siebel                        --                -- %  $         --             --   $         --   $         --
Paul Wahl (6)                           --                -- %  $         --             --   $         --   $         --
R. David Schmaier                  300,000 (1)           1.5%  $       8.66     04/30/2009   $    883,568   $  2,004,515
Kenneth A. Goldman                 250,000 (1)           1.3%  $       8.66     04/30/2009   $    736,307   $  1,670,430
Richard P. Chiarello               100,000 (1)           0.5%  $       8.66     04/30/2009   $    294,523   $    668,172
Richard P. Chiarello               150,000 (2)           0.8%  $       8.06     02/13/2009   $    411,176   $    932,817
  Options vest 20% on May 1, 2004, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

  Options vest 20% on February 14, 2004, and at a rate of 5% each quarter of service thereafter, and have a term of six years.

  Based on an aggregate of 20.5 million shares subject to options granted to employees pursuant to the Company's 1996 and 1998 Plans during the nine months ended September 30, 2003, including grants to the Named Executive Officers.

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

  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

The following summarizes the distribution and dilutive impact of the stock options held by the Company's Named Executive Officers as of December 31, 2001 and 2002, and September 30, 2003:

                                                                                              Nine Months
                                                                    Year Ended December 31,     Ended
                                                                    ----------------------   September 30,
                                                                       2001       2002           2003
                                                                    ----------- ----------   -------------
Stock options held by Named Executive Officers
   as a percentage of:
      Total options outstanding...................................       23.8%     29.3%         16.6%
                                                                    =========== ==========   =============
      Outstanding shares of common stock..........................       12.6%     11.2%          5.1%
                                                                    =========== ==========   =============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the nine months ended September 30, 2003, and the number and value of securities underlying unexercised options held by the Named Executive Officers as of September 30, 2003:

                                                                         Number of
                                                                    Securities Underlying         Value of Unexercised
                                                                   Unexercised Options at        In-the-Money Options at
                                   Shares                          September 30, 2003 (2)        September 30, 2003 (3)
                                 Acquired on        Value        ---------------------------  ----------------------------
       Officer Name               Exercise       Realized (1)    Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------   ------------   ---------------   ------------  -------------  -------------  -------------
Thomas M. Siebel                         --     $          --     18,286,137        399,997   $126,986,830   $  2,741,479
Paul Wahl (4)                     1,360,000     $   1,883,950             --             --   $         --   $         --
R. David Schmaier                        --     $          --      1,654,646      1,525,357   $  4,645,092   $  2,125,127
Kenneth A. Goldman                       --     $          --      1,212,500      1,657,500   $         --   $    275,000
Richard P. Chiarello                     --     $          --         55,000        395,000   $    167,900   $    909,100
  Based on the fair market value of the Company's common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of the Company's common stock subject to stock options held by the Named Executive Officers as of September 30, 2003.

  Based on the fair market value of the Company's common stock as of September 30, 2003 ($9.76 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Wahl resigned as President and Chief Operating Officer effective March 31, 2003.

Director Stock-Based Compensation

In May 2003, after considering the criteria relating to awarding stock options and general market conditions, the Company's Board of Directors approved the following formal guidelines relating to the grant of stock options to its non-employee directors:

  Initial Grants -- Each new non-employee director will be granted an option to purchase 80,000 shares of the Company's common stock as soon as practicable following such director's appointment to the Board of Directors.

  Annual Grants -- Each non-employee director who has served on the Board of Directors for more than six months will be granted an option to purchase 20,000 shares of the Company's common stock in January of each year.

The Company does not intend for stock options granted to non-employee directors to qualify as incentive stock options under the Internal Revenue Code. The Company believes that these option grant guidelines will motivate and reward its non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the Nasdaq National Market applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing guidelines, from time to time, including prior to any option grant made to any non-employee director, the Compensation Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance of the Company and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

During the nine months ended September 30, 2003, the Company granted 80,000 stock options to C. Scott Hartz upon his appointment to its Board of Directors and 20,000 stock options to Marc F. Racicot in recognition of his performance as a member of its Board of Directors. For 2004, the Company expects that annual stock option grants to non-employee directors will be made on January 1, 2004.

Directors who are also employees of the Company are not eligible for grants of stock options under the above described guidelines. However, they are eligible to receive discretionary grants of stock options under the 1996 Plan and to participate in the Company's 2003 Employee Stock Purchase Plan, which was adopted by the Board of Directors in May 2003 and approved by the Company's stockholders in June 2003.

Section VI. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of the Company's plans as of September 30, 2003, is summarized as follows:

                                                                     Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise      Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding    Outstanding   Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    53,485,193    $     7.08           86,526,112
   Not approved by shareholders (2).    97,272,997    $    16.94          116,357,832
   Acquired companies' plans (3)....     1,200,078    $     8.47                   --
                                      -------------    ----------  -------------------
                                       151,958,268    $    13.41          202,883,944
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

Risk Factors

Set forth in this quarterly report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings. The headings of the "Risk Factors" described under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report") are as follows:
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

As discussed above and in Note 2 to the accompanying unaudited consolidated financial statements, the Company completed the 2003 Restructuring in September 2003, including the reduction of approximately 11% of its workforce. The risks described in the above-mentioned risk factor "We may not be able to successfully implement our Restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees" related to the 2002 Restructuring are also applicable to the 2003 Restructuring.

If any of these risks occur, the value of our common stock could decline. Please refer to "Risk Factors" under Item 7 in the 2002 Annual Report for a discussion of these risk factors.

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

The following table summarizes as of September 30, 2003, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount  Contract        Fair
                                           (Local Currency)  Amount      Value (US$)
                                           ---------------  ---------   -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................    (AUD) 17,497  US$11,295   $       (476)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................    (BRL) 19,964   US$6,255   $       (151)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................     (GBP) 9,548  EUR 13,579  $       (224)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................     (CAD) 2,798   US$2,045   $        (25)

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$).................... (YEN) 2,858,900  US$25,373   $       (169)

Korea won ("KRW") (contracts to pay
  KRW/receive US$)........................   (KRW) 283,539     US$240   $         (5)

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$).................    (MXN) 29,475   US$2,717   $         40

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................     (SGD) 1,530     US$870   $        (12)

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................    (CZK) 40,292  EUR 1,256   $         18

Euro ("EUR") (contracts to receive
  EUR/pay US$)............................   (EUR) 140,563  US$158,735  $      2,031

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................    (SEK) 11,718  EUR 1,271   $         51

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)....................     (CHF) 3,960  EUR 2,596   $        (16)

The following table summarizes our short-term investments and the weighted average yields, as of September 30, 2003 (in thousands):

                                                Expected Maturity Date
                            ----------------------------------------------------------------------
                              2003      2004      2005      2006      2007   Thereafter    Total
                            --------- --------- --------- --------- -------- ----------- ---------
US Treasury and Agency
  securities...............  $22,061  $139,063  $255,201   $95,489   $6,306      $6,619   $524,739
Weighted average yield.....     1.21%     1.23%     1.44%     2.03%    2.42%       3.07%

Corporate bonds............  $57,569  $110,245  $182,352  $207,742  $78,680     $21,125   $657,713
Weighted average yield.....     1.43%     1.42%     1.74%     2.01%    2.73%       3.26%

Asset-backed securities....  $19,855   $99,378   $90,452   $89,822       --          --   $299,507
Weighted average yield.....     0.99%     1.49%     1.91%     2.84%

As of September 30, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,482.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2003, the fair value of the portfolio would decline by $23.4 million.

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

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Our Disclosure Controls and Internal Controls

As of September 30, 2003 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Part II. Other Information

Item 1. Legal Proceedings.

On August 22, 2003, we and our Board of Directors settled a derivative suit filed by Teachers' Retirement System of Louisiana ("TRSL"), a Louisiana public trust fund. We believed that TRSL's claims were without merit, but settled the case to avoid the costs and management time involved in litigation. The settlement was approved by the court on October 14, 2003.  The derivative suit alleged, among other things, that members of our Board of Directors breached their fiduciary duties by authorizing excessive executive compensation.  The derivative plaintiffs sought compensatory and other damages, rescission of certain stock options and other relief.  As part of the settlement, we agreed: (i) to implement certain enhancements to our corporate governance policies and (ii) not to oppose the application to the court by TRSL's attorneys for reimbursement of their legal fees in connection with the lawsuit, not to exceed $0.9 million. We have made adequate provision in the accompanying unaudited consolidated financial statements for the potential reimbursement of such legal fees.

On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD at an April 30, 2003 dinner. The SEC Staff notified us and two of our officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during the April 30, 2003 dinner. No such enforcement action has been initiated, and no findings have been issued. We, along with our officers, have filed submissions with the SEC in response to the potential actions and we believe that these submissions contain numerous meritorious defenses to these allegations.

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

  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.

  Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2000.

  Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.

  Incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2003.

  Filed herewith.

(b) Reports on Form 8-K.

On July 3, 2003, the Company filed a current report on Form 8-K reporting under Item 12 announcing preliminary results for the quarter ended June 30, 2003.

On July 22, 2003, the Company filed a current report on Form 8-K reporting under Item 12 announcing final results for the quarter ended June 30, 2003.

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

Dated: November 10, 2003

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer Prinicipal Financial Officer
(Principal Financial Officer)