Form 10-K
period 2003-12-31
SIEBEL SYSTEMS INC
filed 2004-03-12
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the Registrant's Common Stock on June 30, 2003, as reported on the Nasdaq National Market was approximately $3,801,041,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of February 16, 2004, was 502,393,220.

The statements contained in this annual report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, restructuring and other expenses and customer demand, statements regarding the development and deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this annual report.

PART I

Item 1. Business

Overview

Siebel Systems, Inc. is a leading provider of business applications software. A comprehensive family of enterprise applications, Siebel eBusiness Applications enable organizations to better manage their most important relationships, including their interactions with customers, partners and employees. Our applications are designed to support these critical relationship management tasks while meeting the information technology requirements of organizations of all sizes, from small businesses to large multinational organizations and government agencies.

A substantial portion of our business applications is focused on the Customer Relationship Management, or CRM, market. CRM is an integrated approach to identifying, acquiring and retaining customers that helps organizations maximize the value of customer interactions and improve corporate performance. Our core sales, service and marketing applications help organizations perform and coordinate these operations across multiple communication channels (such as phone, fax, email and in person) and different lines of business, while providing their customers with a single, consistently high standard of service. The partner relationship management component of our CRM applications helps an organization work collaboratively with its partners, resellers and customers in one comprehensive information system to increase revenues, drive customer satisfaction and reduce partnership management costs.

Our CRM applications include versions designed to meet the specific requirements of more than 20 vertical industries, enabling our customers to become more competitive in their markets by achieving high levels of customer, partner and employee satisfaction, and managing these critical relationships for higher productivity and return on investment.

In addition to our CRM applications, we offer applications to manage an organization's relationships with its employees. Specifically, our employee relationship management applications enable an organization to increase employee and organizational performance and improve employee satisfaction by aligning employee performance with corporate objectives and providing employees with the information resources they need to be successful. Siebel eBusiness Applications also include integration and business intelligence (otherwise known as analytics) applications that help organizations more fully leverage the value of their corporate information. Our integration applications allow organizations to share data and processes among different software applications, while the analytics applications make it possible to analyze large volumes of corporate data quickly and easily.

Siebel eBusiness Applications are complemented by the products and services of members of our global strategic alliances, which include industry-leading consulting, platform, software and content providers. This global network of alliances helps ensure that we and our partners continue to support our customers' rapidly evolving technology and business requirements, both today and in the future.

Siebel Systems is principally engaged in the design, development, marketing and support of Siebel eBusiness Applications. Substantially all of our revenues are derived from a perpetual license of our software products, the related professional services and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as our training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations, which we collectively refer to as our Global Services Organization, provide a broad range of implementation services, training, and technical support to our customers and implementation partners. Our Global Services Organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of Siebel eBusiness Applications. Substantially all of our professional service arrangements are billed on a time and materials basis. Payment terms for our arrangements are negotiated with our customers and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

At our annual conference for worldwide users of our software held in October 2003, we introduced an updated product strategy-CRM for Everyone-which we believe will enable organizations to meet their CRM requirements quickly, easily and affordably. CRM for Everyone encompasses our Siebel eBusiness Applications and our new offering, Siebel CRM OnDemand, a solution that offers CRM functionality as a service available over the Internet. Siebel CRM OnDemand integrates with the on-premise Siebel eBusiness Applications Software Suite, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

In addition to the current version of Siebel CRM OnDemand, in 2004, CRM for Everyone will include a number of new features, including:

  Siebel 7.7, our next release of the Siebel eBusiness Applications Suite, featuring numerous new industry-specific capabilities, various usability enhancements, additional total cost of ownership improvements, extended wireless support, and new capabilities such as a financial services customer relationship console for branch banking and a customer loyalty application.

  Siebel Analytics 7.7, a new and enhanced analytics platform and suite of customer analytics applications. We believe that we have become a leader in analytics applications for the CRM industry and with the Siebel Analytics 7.7 release, we will address the needs of the broader business intelligence market.

  Further development of Siebel Business Integration Applications. Siebel Business Integration Applications are a part of Universal Application Network, or UAN, a product designed to assist customers in reducing the cost of application ownership and maintenance. Universal Application Network supports both the leading .NET and J2EE platforms, and emerging Web Services standards for business process integration.

Products

By streamlining processes and providing sales, marketing and service personnel with more complete customer information, Siebel eBusiness Applications enable organizations to establish more profitable customer relationships and decrease operating costs. For example,

  Sales organizations can shorten the sales cycle and increase key sales-performance metrics such as revenue per sales representative, average order size and revenue per customer.

  Marketing organizations can increase campaign response rates and marketing-driven revenue while simultaneously decreasing lead-generation and customer-acquisition costs.

  Customer service organizations can increase service-agent productivity and customer retention while decreasing service costs, response times and request-resolution times.

  Enterprises can analyze customer and other information to uncover problems and opportunities, and then make fact-based decisions to improve company performance.

We license components of our software solutions on an individual user basis, either for a single solution or as part of our suite of software applications. Software suite solutions are typically offered on a license basis, with annual maintenance contracts for upgrades and support. For those interested in receiving our CRM functionality as a service, Siebel CRM OnDemand offers standard versions of our solutions delivered over the Internet to the customer's web browser, with payments made on a subscription basis.

The following table sets forth the individual products within our CRM For Everyone product strategy:

CRM for Everyone
Siebel eBusiness Applications Software Suite	Siebel CRM OnDemand (Hosted Solutions)

CRM Solutions:
       Cross-Industry CRM Solutions
       Industry Specific CRM Solutions
Siebel Analytics
Siebel Employee Relationship Management
Universal Application Network and Siebel Business Integration Applications
Siebel Universal Customer Master

CRM Solutions: Cross-Industry CRM Solutions Siebel Analytics

Siebel eBusiness Applications Software Suite

The Siebel eBusiness Applications Software Suite is a suite of business software applications that is designed to enable companies to better manage their ability to acquire, serve and retain customers. Specifically, we believe our Siebel eBusiness Applications Software Suite enables companies we serve to improve employee productivity, improve customer service and increase customer satisfaction. The Siebel eBusiness Applications Software Suite can be deployed on a variety of computer hardware types and different operating systems.

The Siebel eBusiness Applications Software Suite consists of the following solutions:

CRM Solutions

Our CRM Solutions enable organizations to manage and coordinate customer interactions across multiple channels, departments, lines of business and geographies. We believe our CRM Solutions help organizations maximize the value of customer interactions, whether the interaction involves acquiring a new customer or resolving a problem at an existing customer, and ultimately drive better customer satisfaction and improved corporate performance.

We offer cross-industry and industry-specific versions of our CRM Solutions. The following is a brief summary of each of these applications:

Cross-Industry CRM Solutions

Cross-industry CRM Solutions consist of software applications designed to facilitate sales, marketing and service at any company in any industry. The following is a description of the major products included in our cross-industry CRM Solutions:

  Siebel Sales helps organizations grow revenues more quickly, predictably and profitably by helping organizations identify and effectively pursue their highest priority sales opportunities.

  Siebel Marketing helps organizations plan and execute marketing programs that can take place over multiple contact methods, such as telephone, mail and email; target customers by tailoring messages to fit known customer preferences; and improve their marketing methods through testing and measurement of customer response to marketing materials.

  Siebel Service helps service organizations to effectively manage all aspects of the service delivery process, including dispatching a service representative, scheduling service calls, managing parts inventory and maintaining service contract records. Managing these processes effectively from start to finish allows service departments to increase customer satisfaction, service productivity and revenues.

  Siebel Call Center combines Siebel Sales and Siebel Service functionality enabling call center agents to better manage interactions across the sales and service departments of an organization. By providing a common, comprehensive resource for responding to sales and service calls, Siebel Call Center increases the productivity of the call center agent and eliminates the need to use multiple software applications during a typical call. Our patented computer telephony integration solution, through which the computer controls the functionality of the telephone system, makes it easy for a user of Siebel Call Center to (i) establish call center agent profiles, which assists in determining the best agent to communicate with the customer; and (ii) integrate our call center solutions with third party telephony integration middleware solutions, which are solutions that provide assistance in routing the customer to the appropriate call center agent.

  Siebel Partner Relationship Management, or PRM, helps organizations manage their relationships with business partners, such as distributors, resellers, agents, brokers and dealers. Siebel PRM automates the interactions between organizations and their partners, making it easier to collaborate with partners for sales, service and marketing.

  Siebel Customer Order Management enables companies to more effectively manage product, pricing and order information by enabling three key business process areas:

    Product and Catalog Management, which provides a comprehensive catalog, search capability, and product configuration capability;
    Pricing and Contract Management, which ensures consistent pricing across the organization and eases the burden and expense of adapting pricing to changing market conditions or customer contracts; and
    Quote to Order Lifecycle Management, which ensures that orders are accurate, complete and valid.

  Siebel Incentive Compensation Management enables companies to align incentive compensation plans for sales, service and channel management with overall business goals, and also provides robust compensation plan modeling capabilities to accurately project compensation expenses.

Industry-Specific CRM Solutions

We believe we have become a leading provider of CRM software applications due in part to our recognition that each industry has different business processes, competitive challenges and information systems requirements, that cannot be addressed with a "one size fits all" approach. Accordingly, we offer the Siebel eBusiness Applications Software Suite in a wide range of industry-specific versions, designed to meet each industry's unique requirements. Our industry solutions contain embedded "best practices" for key business processes for that industry.

Our industry solutions span twenty-four different industries and are grouped into eight industry sectors as shown below:

Consumer Sector Apparel and Footwear Consumer Goods Retail	Communications Wireless Wireline Media
Energy Chemicals Oil and Gas Utilities	Financial Services Institutional Finance Consumer Banking Insurance Healthcare
Industrial Automotive High Technology Industrial Manufacturing Aerospace & Defense	Life Sciences Clinical Medical Products Pharmaceuticals
Public Sector Government Homeland Security	Travel and Transportation Travel and Transportation Hospitality

Siebel Analytics

Siebel Analytics is a family of applications that make it possible for employees throughout an organization to analyze current and historical information collected by the entity to detect problems or opportunities, and then make fact-based decisions to improve the organization's performance. Specifically, organizations can analyze sales, marketing, service, manufacturing, customer and other corporate information. Siebel Analytics helps organizations use the data collected in Siebel CRM Applications, as well as data taken from other internal or external sources, such as information stored in data warehouses or information collected by other software applications. Information can be presented to employees in the form of standard or customized reports, triggered alerts, the results of automated analysis such as data mining, or can be displayed in other software applications that employees use day-to-day, such as the customer profile screen that a call center agent uses when interacting with a customer.

The general functionality of Siebel Analytics includes: combining historical and current information from a variety of sources, delivering necessary information to any and all employees tailored to each user's needs, providing information that can be quickly and easily explored in detail, and enabling automated analysis of volumes of data.

Siebel Employee Relationship Management

Siebel Employee Relationship Management, or ERM, is a set of applications that supports organizational learning, organizational performance and employee service. These applications include Siebel Learning, Siebel Performance Management, and Siebel Employee Service. The following is a brief summary of each of these applications:

  Siebel Learning is designed to allow corporations to build the skills of their employees through a mix of web-based and instructor-led training. The solution consists of tools for authoring learning content, a system for organizing learning curricula and a repository for tracking employee skill levels.

  Siebel Performance Management enables organizations to align corporate objectives with employee performance reviews and compensation. The application includes dashboards that track individual and corporate performance metrics, as well as tools that allow employees to create objectives and performance reviews based on those metrics and tools that allow the employer to tie the results of those reviews to changes in compensation.

  Siebel Employee Service allows corporations to provide IT and HR support to employees at lower costs by providing online self-service for basic questions and tasks combined with preemptive support to address questions and potential problems before they occur. Siebel Employee Service is also designed to facilitate automatic software support for software updates and "helpdesk" call centers that can address questions sent via telephone, email and online.

Universal Application Network and Siebel Business Integration Applications

Historically, companies have found it difficult to share data created by different software applications or to link multiple applications together to create processes that work easily across different corporate functions and organizational groups, such as sales and manufacturing. Making data available from one application to another, as well as connecting multiple applications together to create coordinated processes, is known as "integration." Integration efforts have typically required significant time and expense. Overall integration expense can be increased further by "custom integrations," which are implemented one at a time and are unique to each customer.

We, along with other leading technology companies, have developed Universal Application Network to minimize the amount of customization required for integration. Universal Application Network, or UAN, is a design and set of technical standards for data and process integration that is supported by leading integration consultants and makers of integration servers, the software environment that shares data. Based on XML and Web Services standards, UAN includes an industry-standard specification for defining business processes that is supported by the leading providers of integration servers, including BEA Systems, IBM, Microsoft, SeeBeyond, Tibco, Vitria and webMethods.

As part of UAN, we provide packaged software-Siebel Business Integration Applications-that is based upon UAN standards and run on industry-leading integration servers. The Siebel Business Integration Applications provide pre-built data and process integration across multiple applications, eliminating the custom development associated with traditional integration approaches, thereby reducing the risk, cost and time of integration.

Siebel Universal Customer Master

Customer information can often be fragmented and duplicated across business units and communication channels, resulting in an incomplete view of the customer. Lack of unique, complete and correct customer profiles can result in increased operating costs, higher customer attrition, higher customer acquisition costs, exposure to credit risk, difficulty differentiating service for different customer segments and an inability to comply with privacy regulations.

Siebel Universal Customer Master, or Siebel UCM, is a software application that provides organizations with a single master record of customer information. This record can be used by multiple business units and different software systems, ensuring that no matter where or how customer information is used in the organization, it reflects the most accurate customer information available. In addition to storing customer information, Siebel UCM provides additional modules that enable organizations to store a single master record of product or service requests, marketing campaigns and sales activities. Siebel UCM supports several different integration technologies, which assists in lowering its total cost of ownership.

Siebel CRM OnDemand

Siebel CRM OnDemand is a hosted software service offering designed to allow companies to adopt CRM software solutions quickly, easily and in a cost effective manner. Siebel CRM OnDemand offers a standard range of sales, marketing and service software applications, along with certain analytics functionality, to organizations interested in a software application delivered as an online service. Siebel CRM OnDemand software is installed on and run from the computers of a third-party "hosting" partner, which maintains the software and the computers, while the functionality is received by the customer over the Internet.

Please refer to Note 11 to the accompanying consolidated financial statements for a summary of our software license revenues by software product.

Product Development Expense

Since we introduced the first versions of our products, we have expanded the functional and industry-specific breadth and depth of our product footprint. Our competitive position has developed to a large extent because of our emphasis on research and development. During 2003 we continued to invest significant resources in product development to further extend our functional and technological leadership and enhance customer satisfaction. From 2001 to 2003 we invested over $1.0 billion-approximately $333.7 million, $366.2 million and $308.9 million during 2001, 2002 and 2003, respectively-in additional product development. As a result of these investments, we released the latest version of our Siebel eBusiness Applications in the third quarter of 2003 and our new product offering, Siebel CRM OnDemand, in the fourth quarter of 2003. We believe our latest version of Siebel eBusiness Applications and Siebel CRM OnDemand set the standard for technology leadership in the CRM industry.

We currently expect that most of our development of new products and enhancements to existing and future products will be developed internally, with selective acquisitions to compliment and supplement our product development pipeline when deemed prudent. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Please refer to "Risk Factors-We may not be able to protect our proprietary information" for further discussion of proprietary technology and intellectual property.

Our development efforts have resulted in leading CRM, ERM, analytics, and integration software applications. We believe that our current and future product development efforts will continue this history of developing leading software applications. However, our existing and future development efforts may not be completed within our anticipated schedules or, if completed, the products may not have the features or quality necessary to make them successful in the marketplace. We test all of our products prior to their general release and only release our products after the products have equaled or exceeded our high standards. Despite our vigorous testing, software products may contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. Please refer to "Risk Factors-Software errors or defects in our products could reduce revenues" for further discussion of risks associated with product development.

Professional Services

We provide a wide range of professional services to Siebel customers and partners through our worldwide Global Services Organization. Our Global Services Organization, which is comprised of over 2,000 Siebel professionals, is committed to supporting customers through every phase of planning, designing, deploying and using Siebel eBusiness Applications. With its unique access to internal Siebel Systems resources, our Global Services Organization offers in-depth product knowledge and industry-specific expertise through such offerings as implementation services, review and validation services and user adoption services. The following is a brief summary of the primary services offered by our Global Services Organization:

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

Services offered by our Global Services Organization include the Technical Account Manager program, Siebel Expert Services and Siebel Global Competency Practices. Technical Account Managers serve as the customer's technology advocate throughout the project by sharing their broad experience in management, design, development and deployment. Siebel Expert Services help mitigate project risk by delivering technical implementation audits and reviews throughout the project life cycle. Siebel Global Competency Practices offer new product and industry-specific expertise to help organizations define and implement best practices and business processes for Siebel eBusiness Applications.

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

Technical Support

Our Technical Support Organization offers a comprehensive suite of global support programs designed to ensure implementation success and customer satisfaction. Siebel Technical Support, which we refer to as maintenance, is delivered from 12 support centers around the world, where technical support engineers deliver responsive and accurate resolution of service requests via the Internet, email and telephone.

Marketing and Sales

Our sales and service professionals are located in 29 countries, with 37 offices in the United States and 47 offices outside of the United States. Our ability to achieve revenue growth will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large-scale deployments anticipated by our customers require a number of highly trained global services personnel.

Our marketing and sales strategy is composed of the following key elements:

Target Customers in a Broad Range of Industries and the Public Sector

We continue to refine our products to meet the specific requirements of a broad range of industries, such as automotive, communications and media, finance, high technology, manufacturing, energy, consumer goods, travel, transportation and life sciences. We have identified and modeled business processes for more than 20 specific industries and industry segments, and have embedded those business processes in our applications. By ensuring that our applications accommodate a particular industry's needs and methods of business, we believe that we provide greater value to our customers and deepen their ongoing relationship with us. In addition to solutions for commercial industries, we also provide a solution targeted towards the requirements of the public sector, such as federal, state, and local governments, as well as nonprofit organizations.

Maintain and Extend Advanced Technology Position

We provide what we believe to be the industry's most comprehensive family of multi-channel business applications, enabling organizations to sell to, market to and serve customers across multiple channels and lines of business. Siebel eBusiness Applications enable organizations to manage, synchronize and coordinate each customer interaction. Utilizing advanced information technology, Siebel eBusiness Applications are built on a component-based architecture that provides a broad range of functionality for business applications deployments.

We intend to continue investing substantial resources in technological research and development. Our current technological research and development efforts include:

  Product Footprint: During 2003, we acquired intellectual property from two companies--BoldFish, Inc. and Motiva, Inc.--as part of our continued effort to expand our product footprint and enhance the features and functionality of Siebel eBusiness Applications. In addition, we licensed certain analytics technology that we plan to further develop into additional analytics products. These acquisitions of additional technology add significant breadth and depth to our analytics, permission-based outbound marketing and incentive compensation management solutions. We also continue to internally develop new and enhanced functionality for our CRM enterprise, analytics, PRM and ERM applications, and industry-specific applications that incorporate industry best practices and support industry segment-specific businesses.

  Siebel CRM OnDemand: As a fundamental element of our new CRM for Everyone strategy, we introduced Siebel CRM OnDemand. To further enhance our position in this market, we acquired UpShot Corporation, a pioneer in this space. By combining our CRM domain expertise with UpShot's expertise as an existing application service provider, we are confident that we are offering a highly competitive solution to our customers. In the future, a key differentiating factor of our solution will be the ability to link our customer's on-premise Siebel CRM applications to their hosted Siebel CRM OnDemand applications. In the upcoming year, we plan to continue to invest in hosted CRM through selective acquisitions and further development of our products, leveraging new strategic partnerships with hosting partners like IBM and British Telecom, and rolling out Siebel CRM OnDemand marketing and sales efforts in EMEA.

  Business Process Computing: We have developed a library of common and industry-specific business processes based on our experiences working with customers.  Examples include industry best practices for providing a quote for a product or service, processing a customer order and resolving a billing or service inquiry.  These processes are embedded in our application software and are documented in the Siebel Implementation Plan, allowing for quicker and lower cost deployment of Siebel applications.  We have enhanced this library to include executable processes which extend the business processes to non-Siebel applications, allowing customers to easily automate and execute business processes that span multiple applications.

  Universal Application Network: UAN and Siebel Business Integration Applications provide a customer-centric solution that enables organizations to implement end-to-end business processes across multiple systems both within and across the enterprise. UAN embraces a services-oriented architecture and supports XML and Web Services standards. As part of UAN development, we anticipate that we will continue to extend the UAN partner ecosystem to include new systems integrators and new independent software vendors. We will also continue to invest in developing cross-industry and industry-specific business processes to support a larger number of end-to-end business processes.

  Smart Web Architecture: The Siebel Smart Web Architecture is a three-tier architecture that offers a zero-footprint, browser-based Web client with levels of interactivity traditionally available only in Microsoft Windows applications. With Siebel Smart Web Architecture, organizations can experience the cost savings associated with administering a Web client that provides a rich, interactive, and productive end user experience without requiring installation time or expense. We will continue to enhance the current architecture and invest in the development of new J2EE and .NET components. Specifically, we are building native J2EE and .NET components that utilize our meta data repository, enabling organizations to take advantage of the services made available by the underlying technology platforms. We believe this strategy will enable our customers to further lower their total cost of ownership by leveraging their knowledge and investment in J2EE and .NET technologies.

  Full Life Cycle Management to Reduce Total Cost of Ownership: Our technology makes it easier for organizations to manage the full application deployment life cycle, thereby lowering the application's total cost of ownership. The Siebel eBusiness architecture allows organizations to configure their Siebel eBusiness Applications once and then deploy that same configuration to all users. Once an organization modifies the underlying objects, the modifications can operate automatically across numerous types of client computing devices.

  Our technology is designed to enhance usability, provide significant cost savings in deployment and implementation, and assure consistency across customer-facing channels. In addition, automatic application upgrades and remote software distribution help reduce the total cost of ownership associated with deploying Siebel eBusiness Applications and help ensure the success of the deployment.

  We continue to invest in improvements to the Siebel Smart Web Architecture to further reduce the total cost of ownership for Siebel deployments. These improvements include simplifying the initial deployment and ongoing operations; reducing the effort and time required to implement and test customizations; and simplifying the process of upgrading from previous versions of our software applications.

  Global Deployment Support: We designed and built Siebel eBusiness Applications to support global deployments, including most major European and Asian languages. Siebel eBusiness Applications support single-byte, double-byte and unicode character sets, multilingual data, multiple currencies, automatic currency conversions (including the EMU standards for supporting the euro), and provide real-time interfaces to accept new exchange rates from leading online services.

  Siebel eBusiness Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security and business processes across both centralized and decentralized deployment locations. We continue to expand the capabilities of previous releases with significant enhancements in the areas of installation and localization, resulting in decreased deployment and maintenance costs for global organizations.

Develop and Maintain Strategic Alliances Globally

Having long recognized the power and value of strategic alliances, one of our core competencies is our ability to develop and maintain long-term global strategic partnerships with some of the largest and most influential corporations in the technology marketplace, including Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, Hewlett-Packard, IBM, Microsoft and Sun Microsystems. These global strategic alliances with industry leaders help ensure that we deliver solutions that meet our global customers' sales, marketing and customer service requirements.

In addition, we have alliance relationships with more than 300 hardware, software, support, integration and training partners to help ensure the successful deployment of Siebel eBusiness Applications across the globe. We believe these alliances enable us to deliver the most comprehensive suite of eBusiness solutions to our customers.

Our global partners as of December 31, 2003, include the following industry leaders:

Software and Content	System Integrator	Platform

Avaya, Inc.
BEA Systems, Inc.
BMC Software, Inc.
BT plc
Cisco Systems, Inc.
D & B, Inc.
Genesys Telecommunications
  Laboratories, Inc.
Group 1 Software, Inc.
IBM Corporation
Mercury Interactive Corporation
Portal Software, Inc.
Quest Software, Inc.
SeeBeyond Technology
  Corporation
TIBCO Software Corporation
VERITAS Software Corporation
webMethods, Inc.

Accenture LTD
Akibia, Inc.
BearingPoint, Inc.
Cap Gemini Ernst & Young S.A.
ClientLogic Corporation
Deloitte Consulting
Extraprise

IBM Corporation
Inforte Corporation
Itochu Techno-Science Corporation
Lockheed Martin Corporation
Surebridge, Inc.
TeleAp S.p.A.

Unisys Corporation

AT&T Corp Fujitsu Siemens Computers B.V. Hewlett-Packard Company IBM Corporation Intel Corporation Microsoft Corporation Pitney Bowes, Inc. Sun Microsystems, Inc.

Support Successful Customer Implementations

Our success depends on our customers' successful implementations of Siebel eBusiness Applications. To this end, we actively support the customer's deployment efforts by providing Internet and telephone technical support and comprehensive instructor-led training and by assigning to each customer an account management team that consists of a sales representative, a technical account manager and an executive sponsor.

Expand Global Capabilities

We currently have offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Columbia, the Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, The Netherlands, Norway, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and the United States and have introduced localized versions of Siebel eBusiness Applications in major European and Asian markets. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

International license revenues for 2001, 2002 and 2003 were $479.3 million, $290.8 million and $240.3 million, respectively, representing 45%, 42% and 50% of software license revenues, respectively. Total international revenues for 2001, 2002 and 2003 were $838.1 million, $619.2 million and $566.5 million, respectively, representing 40%, 38% and 42% of total revenues, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for further discussion of our geographic operations.

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Because the vast majority of our software license arrangements are in U.S. dollars, including many of our international license revenues, our exposure to foreign currency fluctuations is limited. Please refer to "Risk Factors-Our international operations involve unique risks" for further discussion of risks related to foreign operations.

Competition

Our products target the market for business applications software. This market is highly competitive, rapidly changing, and significantly affected by new product introductions and the market activities of other industry participants. Our products are specifically targeted at the market for customer, partner and employee relationship information systems, as well as the markets for analytics and application integration. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as other application software providers that offer a variety of products and services designed to address these markets. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators, or the application of personal and departmental productivity tools to the global enterprise.

Beginning in 2001 and continuing throughout much of 2003, the global economy impacted the competitive dynamics of the business applications market in which we compete in a variety of ways. Specifically, our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long term total cost of ownership, which includes the cost of the license and the related professional services, such as implementation, training, and technical support. With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success depends on our ability to adequately communicate the relative capabilities of our products, the total cost of ownership of the various alternative solutions (i.e., versus the cost of only the license), and the total return on investment of each of the various alternatives, as we believe we compete favorably on each of the factors.

Due primarily to our recognition that each industry has different business processes, which we addressed with the introduction of industry-specific versions of our products, we believe we have become a leading provider of business applications that manage customer, partner and employee relationships. We have also undertaken a series of product initiatives to expand the usefulness and reach of business application software functionality, while at the same time reducing the total cost of ownership of our applications. To respond to changing competitive dynamics and focus on the total cost of ownership, we led a team of systems integrators and software vendors in a collaborative effort to reduce the cost of integrating software applications. Through this collaborative effort, we introduced UAN and Siebel Business Integration Applications in the fourth quarter of 2002. UAN is designed to address one of the primary challenges currently facing the software applications industry: driving down the cost of application ownership and maintenance.

Similarly, in a collaborative effort with IBM, we released in the fourth quarter of 2003 Siebel CRM OnDemand, a hosted software offering designed to allow companies to adopt CRM software solutions quickly, easily, and in a cost effective manner. In addition, to improve our customers' ability to make productive use of the information captured in their business applications and to address the growing business intelligence market, we have continued to increase the allocation of our product development resources and to expand our sales efforts related to Siebel Analytics.

A large number of personal, departmental, and other products exist in the business applications market. Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or the prospective customer's industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; ONYX Software Corporation; Pivotal Corporation; Salesforce.com, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, which compete in a majority of our product lines.

We believe that we compete favorably in this marketplace based on the following competitive advantages: breadth and depth of functionality, modern and enduring Web-based product architecture, tailored industry-specific design, an ability to manage all customer interactions across multiple channels, configurable business objects, support for the global enterprise, scalability allowing support for large user communities and strategic alignments with industry leaders. In general, we have priced our products at or above those of many of our competitors, and we believe this pricing is justified by the scope of functionality delivered and the performance characteristics afforded by our products. As a result, we have approximately 2.2 million deployed users, which we believe well exceeds that of our closest competitors.

Please refer to "Risk Factors-To be successful, we must effectively compete in the business applications market."

Employees

As of December 31, 2003, we had a total of 4,972 employees, of which 1,019 were engaged in sales and marketing; 1,341 were engaged in product development; 2,077 were engaged in global services; and 535 were engaged in information technology support, finance and administration. None of our employees are bound by employment agreements and none of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Availability of this Report

We intend to make this annual report publicly available on our website (www.siebel.com) without charge immediately following our filing with the Securities and Exchange Commission ("SEC"). We assume no obligation to update or revise any forward-looking statements in this annual report, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report is available without charge upon written request to: Corporate Secretary, Siebel Systems, Inc., 2207 Bridgepointe Parkway, San Mateo, California 94404.

Further, a copy of this annual report is located at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 2. Properties

Our principal administrative, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to leases that expire between September 2012 and December 2015, and Emeryville, California, pursuant to a lease that expires in March 2013. As of December 31, 2003, we were occupying approximately 667,000 square feet in our San Mateo locations and approximately 200,000 square feet in our Emeryville location. We currently also occupy a number of domestic and international sales and support offices pursuant to leases that expire between 2004 and 2022.

We believe that our current facilities are suitable and adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 6 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3. Legal Proceedings

On August 22, 2003, we and our Board of Directors settled a derivative suit filed by Teachers' Retirement System of Louisiana ("TRSL"), a Louisiana public trust fund. We believed that TRSL's claims were without merit, but settled the case to avoid the costs and management time involved in litigation. The settlement was approved by the court on October 14, 2003.  The derivative suit alleged, among other things, that members of our Board of Directors breached their fiduciary duties by authorizing excessive executive compensation.  The derivative plaintiffs sought compensatory and other damages, rescission of certain stock options and other relief.  As part of the settlement, we agreed: (i) to implement certain enhancements to our corporate governance policies and (ii) not to oppose the application to the court by TRSL's attorneys for reimbursement of their legal fees in connection with the lawsuit, not to exceed $900,000, which was paid in the fourth quarter of 2003.

On May 6, 2003, the Enforcement Division staff ("Staff") of the SEC contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the SEC Staff notified us and two of our officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. No such enforcement action has been initiated, and no findings have been issued. We, along with our officers, have filed submissions with the SEC in response to the SEC notices and we believe that these submissions contain numerous meritorious defenses to these allegations. As we disclosed during our earnings call on January 21, 2004, it appears that this matter may soon go before the SEC for a decision. If the SEC decides to pursue this matter, we expect that it will continue though its normal course of civil action.

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our shareholders, filed an action in the United States District Court for the Northern District of California against us and certain of our officers. This action alleges claims in connection with various public statements made by us and seeks damages together with interest and reimbursement of costs and expenses of litigation. The action is in the very preliminary stages and has not yet been served on either us or the named officers. We anticipate that additional similar actions may be filed in the future. We believe the allegations in this action are completely without merit and we intend to defend vigorously against these claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SEBL." The following high and low sales prices were reported by Nasdaq in each quarter during the last two years:

           Quarter Ended               Low      High
------------------------------------ -------- --------
March 31, 2002...................... $ 27.25  $ 38.38
June 30, 2002.......................   12.55    34.27
September 30, 2002..................    5.72    14.92
December 31, 2002...................    5.33     9.50
March 31, 2003......................    7.15     9.89
June 30, 2003.......................    7.48    12.23
September 30, 2003..................    8.58    11.50
December 31, 2003...................    9.94    14.56

As of December 31, 2003, we had approximately 1,740 holders of record of our common stock. Our policy has been to reinvest earnings to fund future growth and, accordingly, we have never paid any cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future. The last reported sale price of our common stock as of February 16, 2004, was $13.92 per share.

(b) We have applied all of the proceeds of our initial public offering to our operations.

(c) We did not repurchase any of our equity securities in the fourth quarter of 2003.

(d) The information required by this Item is incorporated by reference from the section entitled "Section VI. Equity Compensation Plan Information" in Item 7 of this annual report.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2003, and as of December 31, 2002 and 2003, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000, is derived from consolidated financial statements that have not been included in this annual report.

For each of the periods presented, our financial data has been restated to reflect the acquisitions of OnTarget, Inc. in 1999; and OpenSite Technologies, Inc., OnLink Technologies, Inc. and Janna Systems Inc. in 2000; all of which have been accounted for as poolings-of-interests.

                                                                                  Year Ended December 31,
                                                             ---------------------------------------------------------------
                                                                1999         2000         2001         2002         2003
                                                             -----------  -----------  -----------  -----------  -----------
                                                                     (in thousands, except per share data and employees)
Financial Data:
   Total revenues..........................................  $  822,454   $1,820,206   $2,084,596   $1,635,307   $1,354,228
   Operating income (loss) (1) (2).........................  $  161,187   $  322,535   $  357,882   $  (94,262)  $  (33,739)
   Net income (loss) (1) (2)...............................  $  110,025   $  221,899   $  254,575   $  (35,704)  $   (3,396)
   Net income (loss) available to
    common stockholders (1) (2) (3)........................  $   56,861   $  123,144   $  254,575   $  (35,704)  $   (3,396)
   Diluted net income (loss) per common share (1) (2) (3)..  $     0.12   $     0.24   $     0.49   $    (0.08)  $    (0.01)
   Basic net income (loss) per common share (1) (2) (3)....  $     0.15   $     0.29   $     0.56   $    (0.08)  $    (0.01)
   Cash and short-term investments.........................  $  685,199   $1,152,584   $1,656,655   $2,161,604   $2,023,206
   Total assets............................................  $1,275,601   $2,161,741   $2,744,844   $3,033,018   $2,850,860
   Convertible subordinated debentures.....................  $  300,000   $  300,000   $  300,000   $  300,000   $       --
   Mandatorily redeemable convertible
    preferred stock........................................  $   80,459   $       --   $       --   $       --   $       --
   Total stockholders' equity..............................  $  644,670   $1,279,946   $1,836,102   $1,957,460   $2,050,226
   Cash flows from operations..............................  $   89,746   $  438,568   $  588,201   $  433,203   $  188,034
   Employees...............................................       3,604        7,389        7,403        5,909        4,972

  We completed a restructuring of our operations and an associated workforce reduction during both 2002 and 2003; a tender offer for certain employee options during 2002; and incurred a charge related to certain acquired technology during 2003. Please refer to Notes 2, 8 and 3 to our consolidated financial statements, respectively, for a further discussion of each of these activities.

  Accordingly, operating income for 2002 and 2003 has been reduced by an aggregate of $260.2 million and $112.2 million, respectively, related to these charges. In addition, we completed a repurchase of our convertible subordinated debentures in 2003, which resulted in an additional charge of $10.7 million (included in other income, net) to our earnings for 2003. Please refer to Note 5 to the accompanying consolidated financial statements for a further discussion of this charge. On an after-tax basis, these charges reduced earnings for 2002 and 2003 by an aggregate of $166.5 million and $78.6 million, respectively.

  In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased amortizing goodwill on January 1, 2002. Amortization of goodwill was not significant for any period presented in the above table. Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of the impact on our operations of ceasing amortization of goodwill.

  Net income has been reduced by the accretion of OpenSite's mandatorily redeemable convertible preferred stock to determine net income available to common stockholders. The accounting for OpenSite's mandatorily redeemable convertible preferred stock required non-cash accretion to the then current fair value of the common stock into which the mandatorily redeemable convertible preferred stock was convertible. This resulted in a non-cash charge to accretion and offsetting credit to mandatorily redeemable convertible preferred stock for each of the years ended December 31, 1999 and 2000, the only periods in which the mandatorily redeemable convertible preferred stock was outstanding. The amount of accretion for a statement of operations period was dependent upon how much the fair value of OpenSite's common stock fluctuated during that period. In connection with our acquisition of OpenSite, the holders of the mandatorily redeemable convertible preferred stock converted their shares pursuant to its existing terms on a one-for-one basis into shares of OpenSite's common stock. Accordingly, we stopped recording accretion on the mandatorily redeemable convertible preferred stock on May 17, 2000, the date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion is provided to enable a better understanding of our operating results for 2003, including (i) a brief discussion of our business and products, (ii) key factors that impacted our performance during 2003, (iii) a summary of our operating results and certain key financial metrics for 2003, and (iv) our outlook for 2004, including certain risks that may impact our on-going operations. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, the section below in this Item 7 entitled "Risk Factors", and our consolidated financial statements, which are included following Item 15 of this annual report.

Overview of Our Business and Products

We are a leading provider of business applications software. Substantially all of our revenues are derived directly or indirectly from a perpetual license of our software products. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, customer support and/or professional services (e.g., training or implementation services). Payment terms for our customer arrangements are negotiated with the individual customer and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

Our software applications enable an organization to better manage its relationships with its customers, partners and employees. A substantial portion of our software license revenue is derived from our customer relationship management, or CRM, solutions, which provide organizations with an integrated approach to identifying, acquiring and retaining customers. For example, our CRM applications: (i) provide sales organizations with a comprehensive view into the sales pipeline, enabling sales professionals to identify specific actions that will help them better manage opportunities to rapid closure, (ii) assist marketing organizations to increase campaign response rates and reduce customer-acquisition costs, and (iii) assist service organizations to reduce response times with customers, improving customer satisfaction.

In addition to licensing our CRM applications on a per-user basis, we introduced Siebel CRM OnDemand in the fourth quarter of 2003. Siebel CRM OnDemand is a hosted software solution that provides CRM functionality over the Internet. Siebel CRM OnDemand is provided to our customers for a monthly per-user subscription fee, with a typical contractual period of one year. Siebel CRM OnDemand allows our customers to implement CRM software solutions quickly, easily and cost effectively. Siebel CRM OnDemand integrates with our on-premise licensed suite of products, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

In addition to our CRM applications, we provide software solutions that help organizations manage their employee relationships, better analyze corporate and customer data, and lower the cost of integrating software applications. Specifically, our employee relationship management applications enable an organization to increase employee and organizational performance and improve employee satisfaction by aligning employee performance with corporate objectives and providing employees with the information resources they need to be successful. Our business intelligence (otherwise known as analytics) and integration software applications help organizations to more fully leverage the value of their corporate information. Specifically, our analytics applications make it possible to analyze large volumes of corporate data quickly and easily, while our integration applications allow organizations to share data and processes among different software applications.

Our professional services and technical support organizations provide: (i) implementation services (i.e., assistance with the integration of our software with the customers' other software and hardware applications), (ii) training services for our customers regarding how to use our software, and (iii) customer support services, otherwise known as maintenance, which include technical support for the related software product and future product updates.

Our professional services are typically provided over a period of three to six months subsequent to the licensing of our software and, accordingly, our professional services revenues vary directly with the levels of software license revenue generated in the preceding three to six month period. Substantially all of our professional service arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license for a period of one year and is renewable at the option of the customer on an annual basis thereafter. Our maintenance revenues depend upon both our ability to generate additional software license revenue and annual renewals of maintenance agreements by our existing customer base.

Internal Controls and Corporate Governance

We have historically considered our internal controls over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal controls. For example, we have substantially completed the documentation and testing of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, or SOX, as of December 31, 2003, a year prior to the date required for companies with a calendar year end. Based on the testing of our internal controls, we believe that our internal controls are functioning as designed and provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States. With the work we have completed to date, we believe that we are well-positioned for our auditors to issue their attestation report on our internal controls in 2004. In addition, we have formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, which helps ensure our internal controls over financial reporting are complete, accurate and appropriately documented.

In addition to maintaining robust internal controls, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of ethics for all of our employees and directors, which requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal controls. We have formed a Disclosure Committee, comprised primarily of senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is comprised solely of independent members of our Board of Directors. Please refer to the section entitled "Item 10. Directors and Executive Officers of the Registrant" of this annual report for a further discussion of our policies regarding corporate governance and our code of ethics.

Operating Environment and Key Factors Impacting our 2003 Results

Our operating results for 2003 were impacted by several factors, including macro-economic conditions, economic conditions in the information technology industry and a general cautiousness and uncertainty within the application software industry. In addition, we have carefully reviewed our own performance and taken steps that we believe will improve our performance, even in difficult macro- and micro-economic environments. For example, as discussed further below, we completed a further restructuring of our operations during 2003 that we believe will: (i) strengthen our competitive position; (ii) reduce our cost structure, thereby improving our revenue per employee, operating margin and overall operating performance; and (iii) better align our management and organizational structure in order to return to sequential quarterly revenue growth.

Our operating results for 2003 were comprised of two distinct periods: (i) the first half of 2003, which was characterized by declining sequential quarterly software license revenues and declining operating margins; and (ii) the second half of 2003, which was characterized by stabilizing revenue in the third quarter and increasing sequential quarterly software license revenues in the fourth quarter, improvement in operating margin and many of our key financial metrics, and a general growth in our operations, as discussed further below. The following is a brief summary of some of the key factors impacting our operating performance during 2003:

The Economy

We believe that much of the dichotomy in our operating results for 2003 is attributable to economic factors, the decline in the stock market and the associated confidence of corporations in the global economy. Throughout 2001 and continuing through the first half of 2003, economic conditions in many of the countries in which we operate either deteriorated or stabilized at depressed levels. For instance, many of the leading economic indicators showed signs of weakness during this period, corporate and consumer confidence in the economy remained very cautious and unemployment in the United States reached a nine-year high. Further, we believe that geopolitical uncertainties, including hostilities involving the United States, exacerbated corporations' general cautiousness in setting their capital spending budgets.

Beginning in July 2003 and continuing throughout the second half of 2003, economic conditions in many of the countries in which we operate began to show signs of strengthening. For instance, corporate and consumer confidence in the economy improved, the U.S. gross domestic product, or GDP, grew at annualized rate of over 8% in the third quarter and over 4% in the fourth quarter of 2003, and the U.S. Department of Labor continued to report an increase in the number of jobs created throughout the fourth quarter of 2003.

Our operating results mirrored the performance of the global economy. Specifically, many of our key financial metrics (e.g., software license revenues and operating margin) were below our expectations in the first half of 2003, but showed signs of strengthening in the second half, particularly the fourth quarter, of 2003. For example, our software license revenue increased sequentially by 37% from the third to the fourth quarter of 2003. We also achieved an operating margin of 15% in the fourth quarter, in advance of our previous expectations of achievement in late 2004.

Economic Conditions in the Information Technology Industry

We believe that the weak economic conditions that persisted in the first half of 2003 disproportionately impacted the information technology industry in which we operate. Many corporations intensified their efforts to identify and realize potential cost savings in these difficult economic circumstances. As a result, capital spending by corporations--specifically information technology spending--was delayed. In addition, many corporations made capital expenditures in previous years in anticipation of future growth that did not materialize and, accordingly, these corporations have reduced their current capital expenditures until their operations return to positive growth.

As general economic conditions began to improve in the second half of 2003, capital spending by corporations-specifically information technology spending-increased. According to the U.S. Department of Commerce, one of the major contributors to the increase in GDP in the second half of 2003 was purchases of "equipment and software." Our operating results showed a similar improvement in the second half of 2003 as we began to see an increase in the number of companies evaluating their CRM needs. While it is still too early to determine if the recent improvement in both general economic conditions and information technology spending will continue, we believe demand levels may be stabilizing and may also be showing signs of returning to positive growth.

General Cautiousness and Uncertainty

We believe that our results for much of 2003 were negatively impacted by the general cautiousness and uncertainty in the marketplace. Corporations monitored and continue to monitor global tensions and evaluate the potential for another significant terrorist attack. Further, during the first half of 2003, several of our direct and indirect competitors announced their intention to merge or took steps to avoid being acquired by another competitor, which only intensified the uncertainty and cautiousness within the application software industry. As a result, we believe technology spending and, more importantly application software spending, was negatively impacted during the first six to nine months of 2003. For example, a survey of information technology executives in mid 2003 indicated that 61% of such executives had or intended to spend less than their full budget for capital expenditures in 2003.

While this cautiousness and uncertainty within the economy negatively impacted our operating results in the first half of 2003, we believe that the marketplace is generally becoming more "cautiously optimistic" due in part to a tentative economic recovery. For example, recent surveys indicate a growing number of information technology executives plan to increase their company's spending on information technology. Once again, it is still too early to determine if this recent improvement will continue, but we are cautiously optimistic that our operating results may be showing signs of returning to positive growth.

Summary of Our Operating Results for 2003 and Certain Key Financial Metrics

Our operations and financial performance during the first half of 2003 were directly and negatively impacted by the factors discussed above. Specifically, many of our customers and potential customers: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time of a software purchase; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. As a result of these and other factors, both the number of software license revenue transactions and average transaction size were negatively impacted during the first half of 2003, with individual transactions generating license revenues greater than or equal to $5 million affected to the greatest extent.

In order to reverse the decline in many of our key financial metrics, such as software license revenue, revenue per employee, and operating income, we took several steps to improve our operating performance and sales execution, including the following:

  During 2002 and 2003, we maintained many of our previously implemented cost controls. Specifically, management continued to reduce advertising expenditures; maintained our Chief Executive Officer's salary at one dollar per year; deferred merit increases; and reduced discretionary expenditures, such as travel and recruiting.

  During 2003, we continued to reduce the discretionary portion of our operating costs through the implementation of various new cost control initiatives, including: (i) tying bonuses more closely to the achievement of financial objectives, (ii) reducing depreciation, primarily through reduced capital expenditures, and (iii) instituting additional procedures to further reduce other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

  Through our continued evaluation of economic conditions in the information technology industry and based upon our expectations regarding revenue levels, we initiated a further restructuring of our operations in the second quarter of 2003 (the "2003 Restructuring"). The 2003 Restructuring was in addition to the previously completed restructuring of our operations and an associated workforce reduction in 2002 (the "2002 Restructuring" and collectively with the 2003 Restructuring, the "2002 and 2003 Restructurings"). We completed the 2003 Restructuring in September 2003.

  In the second half of 2003, we began the process of realigning our worldwide sales organization into three geographic operating units-the Americas, Europe Middle East and Africa ("EMEA"), and Asia Pacific. We completed this realignment in early January 2004 and, accordingly, appointed one of our sales executives as the president of each of these geographical units. Each of these presidents report directly to our CEO.

Due primarily to these actions, we were able to improve several key operating metrics.

Key Financial Metrics for 2003

Despite the difficult economic challenges faced throughout the first half of 2003, we were able to improve several key financial metrics and performance indicators, particularly in the second half of 2003. The following is a brief summary of our key financial metrics and operating results for 2002 compared to 2003, along with a quarterly trend analysis for 2003:

                                                              Year Ended December 31,            Year Ended December 31, 2003
                                                             ------------------------  -------------------------------------------------
                                                                 2002         2003         Q1          Q2           Q3           Q4
                                                             -----------  -----------  ----------- -----------  -----------  -----------
                                                                               (in thousands, except percentages and DSO)

  Revenues:
   Software license revenues...............................  $  700,344   $  482,274   $  112,092  $  109,894   $  110,003   $  150,285
   Maintenance revenues....................................     422,502      449,345      108,522     113,271      110,046      117,506
   Professional services and other revenues................     512,461      422,609      112,141     110,134      101,383       98,951
                                                             -----------  -----------  ----------- -----------  -----------  -----------
        Total revenues.....................................  $1,635,307   $1,354,228   $  332,755  $  333,299   $  321,432   $  366,742
                                                             ===========  ===========  =========== ===========  ===========  ===========
  Costs and expenses:
   Restructuring and acquisition-related expenses (1)......  $  205,305   $  112,152   $       --  $      274   $  107,216   $    4,662
   All other costs and expenses (2)........................   1,524,264    1,275,815      336,042     327,934      305,521      306,318
                                                             -----------  -----------  ----------- -----------  -----------  -----------
        Total costs and expenses...........................  $1,729,569   $1,387,967   $  336,042  $  328,208   $  412,737   $  310,980
                                                             ===========  ===========  =========== ===========  ===========  ===========

  Other key financial statistics:
   Operating income (loss).................................  $  (94,262)  $  (33,739)  $   (3,287) $    5,091   $  (91,305)  $   55,762
   Operating margin........................................          (6)%         (2)%         (1)%         2%        (28)%      15.20%
   Cash and short-term investments.........................  $2,161,604   $2,023,206   $2,220,845  $2,301,751   $2,026,960   $2,023,206
   Days sales outstanding ("DSO")..........................          63           64           63          58           53           64
   Working capital.........................................  $1,940,261   $1,708,898   $1,966,169  $2,020,455   $1,756,169   $1,708,898
   Long-term debt..........................................  $  300,000   $       --   $  300,000  $  300,000   $       --   $       --
   Total stockholders' equity..............................  $1,957,460   $2,050,226   $1,975,710  $2,032,559   $1,972,664   $2,050,226
   Cash flows from operations..............................  $  433,203   $  188,034   $   62,811  $   52,900   $   37,473   $   34,850

    Please refer to "Restructuring and Related Expenses" and "Purchased In-Process Product Development" in the following pages for a further discussion of these expenses.

    Represents total cost of revenues, product development expense, sales and marketing, and general and administrative expenses. We believe these expenses are more representative of our on-going operations.

The following is a brief discussion of the above financial metrics and an analysis of the reasons for the change between 2002 and 2003, including recent trends in our results:

  Software license revenues decreased by 31% from $700.3 million in 2002 to $482.3 million in 2003, primarily due to the weakness in the global economy during the first half of 2003, as well as heightened competition. We have taken several steps to improve our ability to generate new software license revenues, including realigning our worldwide sales organization and implementing the 2003 Restructuring, which we believe resulted in a more responsive management structure and more focused sales organization.

  Despite the decrease in software license revenues on a year-over-year basis in 2003, several key software license metrics began to show signs of improvement, particularly in the second half of 2003. The following table highlights some of the trends regarding certain key software license metrics during 2003 (in thousands, except number of transactions):

                                                                        Year Ended December 31, 2003
                                                             -------------------------------------------------
                                                                  Q1           Q2           Q3          Q4
                                                             -----------  -----------  ----------- -----------
  Software license summary:                                                                            (1)
   Software license revenues...............................  $  112,092   $  109,894   $  110,003  $  150,285
   Number of transactions greater than $5 million..........           2            2            3           5
   Number of transactions greater than $1 million..........          34           27           19          42
   Average transaction size................................  $      282   $      344   $      347  $      370
   Annualized total revenue per employee (2)...............  $      226   $      233   $      243  $      295

  Our fourth quarter is impacted by seasonality because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year and the fourth quarter is the end of our sales quota year. We believe seasonality only accounts for a portion of the increase in our results, as our software license revenues for the fourth quarter exceeded our previous expectations and historical increases from the third quarter. For example, fourth quarter amounts exceeded third quarter amounts by 37% in 2003 versus growth of 24% in comparable periods in 2002.

  Calculated as total revenue for the quarter divided by average employees for the quarter, the result of which is multiplied by four (i.e., four quarters) to arrive at an annualized amount.

As the above table indicates, many of our software license metrics improved throughout the year, particularly in the second half of 2003. Specifically, we were able to:

    stabilize revenue in the third quarter and return our software license revenues to sequential quarterly growth in the fourth quarter of 2003;

    increase the number of our significant transactions. For example, the number of transactions generating software license revenue greater than $5 million increased from two in each of the first two quarters of 2003 to three in the third quarter of 2003 and five in the fourth quarter of 2003. Further, while the number of transactions generating software license revenue greater than $1 million was consistent in both the first half and second half of 2003 (61 transactions in each of these periods), a greater proportion of these transactions were in the $2 to $4 million range in the second half of 2003 compared to the first half of 2003;

    increase the average software license transaction size throughout 2003 from $282,000 in the first quarter of 2003 to $370,000 in the fourth quarter of 2003 (our best performance in over seven quarters); and

    increase our total revenue per employee throughout 2003 from $226,000 in the first quarter of 2003 to $295,000 in the fourth quarter of 2003.

Management believes much of this improvement is due to: (i) an improving global economy; (ii) an increase in the number of customer evaluations of CRM applications, with a conversion rate comparable to our historical win rates; (iii) the continued realignment of our worldwide sales organization; and (iv) some seasonality with respect to the fourth quarter. While it is still too early to determine if this recent improvement will extend to 2004, we believe that the above factors, coupled with our interactions with our customers, indicate that demand levels may be stabilizing or even showing signs of returning to positive growth.

  Maintenance revenues increased by 6% from $422.5 million in 2002 to $449.3 million in 2003, primarily due to stable renewal rates among our existing customer base and the new maintenance agreements entered into with new software licenses.

  Professional services and other revenues decreased by 18% from $512.5 million in 2002 to $422.6 million in 2003, primarily due to the previous declines in our software license revenues. The majority of our professional services and other revenues relate to implementation and training services that we perform in connection with new software license transactions. Because these services are performed over a period of three to six months subsequent to the signing of the software license, trends in our professional services and other revenues generally follow trends in our software license revenues. One of our primary goals for 2004 is to return our professional services organization to sequential quarterly growth as the year progresses (i.e., not in the first quarter of 2004).

  Total revenue per employee increased from $246,000 per employee during 2002 to $249,000 per employee during 2003 (calculated as total revenue for the year divided by average employees for the year). In addition, as indicated previously, total revenue per employee increased sequentially in each quarter of 2003. This increase was primarily due to reductions in our employee base and the progressive improvement of the performance of our worldwide sales organization.

  Total quarterly costs and expenses decreased by approximately $60 million, or 16%, on a year-over-year basis (based on a comparison of "all other costs and expenses" for the fourth quarter of 2002 to the fourth quarter of 2003). This decrease was primarily due to the 2002 and 2003 Restructurings. Specifically, we exceeded our goal of $30 million in expense savings from the 2003 Restructuring (compared to the second quarter of 2003) and achieved an additional approximately $30 million in expense savings from the 2002 Restructuring and other cost saving measures. Partially offsetting these cost savings were increases in compensation expense from merit increases and incentive compensation. Please refer to "Restructuring and Related Expenses" in the following pages for a further discussion of the 2002 and 2003 Restructurings.

  Targeted quarterly operating margin of 15%, or $55.8 million, was achieved in the fourth quarter of 2003 in advance of previous expectations. This was our best performance in the last seven quarters. We were able to achieve our midterm operating margin goal in advance of expectations due to improvement in our software license revenues and a significant reduction in quarterly expenses resulting from the 2002 and 2003 Restructuring.

  Elimination of substantially all of our long-term debt--We redeemed our $300.0 million convertible subordinated debentures (the "Debentures") on September 30, 2003 for $307.1 million, eliminating substantially all of our long-term debt and approximately $16.5 million of annual interest expense.

  Cash and short-term investments continued at over $2.0 billion, with $2,161.6 million as of December 31, 2002, and $2,023.2 million as of December 31, 2003, representing approximately 71% of total assets for each of these periods. Cash and short-term investments decreased by $138.4 million from 2002 to 2003, primarily due to our redemption of the Debentures for $307.1 million and acquisition-related expenditures of $62.6 million (primarily related to the acquisition of UpShot Corporation), which were partially offset by an increase of $188.0 million from cash flows from operations.

  Increase in overall liquidity--During the periods of weak global economic conditions from January 1, 2001 to December 31, 2003, in addition to paying off substantially all of our long-term debt, we increased cash and short-term investments by $870.6 million, primarily through operations. As the table of key financial metrics above illustrates, we generated positive cash flows from operations in every quarter during 2003 and a total of $188.0 million for the year.

  Credit and collections--Days sales outstanding was 63 days as of December 31, 2002 and 64 days as of December 31, 2003. Average payment terms on our software license revenue transactions decreased from 44 days for 2002 to 29 days for 2003.

  Working capital was $1,940.3 million as of December 31, 2002 and $1,708.9 million as of December 31, 2003. The decrease was due to the redemption of the Debentures and acquisition-related expenditures, partially offset by our cash flows from operations. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further technology development and, when prudent, selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $1,957.5 million as of December 31, 2002, to $2,050.2 million as of December 31, 2003, primarily due to proceeds from the exercise of stock options.

  Stock option overhang, which represents the number of stock options outstanding relative to shares of common stock outstanding, decreased from 53% as of December 31, 2001 to 29% as of December 31, 2003. The decrease was due to a combination of actions taken by our management, including the Option Repurchase, cancellation for no consideration of certain stock options held by our CEO, forfeitures of stock options by employees upon termination, and reduced levels of new stock option grants during 2002 and 2003.

Key Milestones Achieved during 2003

The following is a discussion of several key non-financial milestones that we achieved during 2003:

  Industry analysts continued to acknowledge our product leadership. For example, Gartner, Inc., a prominent information technology research firm, listed us in the "leader" quadrant position in four of its 2004 CRM Magic Quadrant evaluations1and rated us "Positive" or "Strong Positive" in six of its MarketScope research notes2 for the first half of 2004. The Gartner Magic Quadrant and MarketScope evaluations provide an objective and rigorous analysis of technology suppliers' global capabilities, breadth and depth of functionality, proven scalability, technology innovation, company viability and vision, and their installed customer base. Overall, these reports assess a vendor's success in developing, selling, deploying, supporting and extending its applications. 3

  We believe that we were able to maintain our market share at comparable levels to those achieved in 2002 in the majority of the product categories in which we operate and to continue as the technology leader in the CRM market.

  In the fourth quarter of 2003, we introduced Siebel CRM OnDemand, a hosted CRM service designed to allow organizations to generate more sales leads, enhance lead qualification and management, improve sales forecasting, shorten sales cycles and provide improved customer service. To further complement our Siebel CRM OnDemand product offering, we acquired UpShot Corporation ("UpShot"), a leading provider of hosted sales automation software applications, in November 2003.

  We continued our commitment to innovative product development with the announcement of our new CRM for Everyone product strategy. CRM for Everyone encompasses new industry-specific CRM products, a new analytics platform and suite of analytics applications, new business integration solutions, and Siebel CRM OnDemand.

  In addition to our internal development efforts, we completed several key acquisitions during 2003, the most significant of which was the acquisition of UpShot. In addition, we improved our portfolio of technology, both developed and in the process of development, with the acquisitions of certain technology related to our incentive compensation solutions, business analytics solutions and outbound messaging solutions.

  Our customer satisfaction levels continued at high levels, with an overall customer loyalty rating of 98%, based on a survey conducted in the third quarter of 2003. Customer loyalty is defined as customers who indicate they intend to continue using, upgrade to, and/or purchase additional products from us.

___________

1 Leader Quadrant, "Magic Quadrant for CRM Field Service Management, 2004"; Leader Quadrant, "Magic Quadrant for CRM CSS Suites, 2004"; Leader Quadrant, "Magic Quadrant for CRM B2B Large-Enterprise Suites, 2004"; Leader Quadrant, "Magic Quadrant for CRM Sales Suite Vendors, 2004."

2 Strong Positive Rating, "MarketScope: Customer Service Contact Center Software, 1H04"; Positive Rating, "MarketScope: Sales Configuration Systems, 1H04"; Positive Rating, "MarketScope: Partner Relationship Management, 1H04"; Positive Rating, "MarketScope: Consumer Goods Industry SFA, 1H04"; Positive Rating, "MarketScope: Direct Sales Technologies, 1H04"; Positive Rating, "MarketScope: E-Service Suites, 1H04."

3 The Magic Quadrant is copyrighted January and February 2004 by Gartner, Inc. and is reused with permission. The Magic Quadrant is a graphical representation of a marketplace at and for a specific time period. It depicts Gartner's analysis of how certain vendors measure against criteria for that marketplace, as defined by Gartner. Gartner does not endorse any vendor, product or service depicted in the Magic Quadrant, and does not advise technology users to select only those vendors placed in the "Leaders" quadrant. The Magic Quadrant is intended solely as a research tool, and is not meant to be a specific guide to action. Gartner disclaims all warranties, express or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

The MarketScope is copyrighted January and February 2004 by Gartner, Inc. and is reused with permission. The MarketScope is an evaluation of a marketplace at and for a specific time period. It depicts Gartner's analysis of how certain vendors measure against criteria for that marketplace, as defined by Gartner. Gartner does not endorse any vendor, product or service depicted in the MarketScope, and does not advise technology users to select only those vendors with the highest rating. The MarketScope is intended solely as a research tool. Gartner disclaims all warranties, express or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

Outlook for 2004

We intend to continue to work to improve the above financial metrics, including returning our software license and total revenues to sequential quarterly growth and year-over-year growth as the year progresses (i.e., not in the first quarter of 2004). Although uncertainty in global economic conditions continues to make it difficult to predict product demand, we currently anticipate that our software license revenues will increase in 2004 compared to 2003 and that our maintenance revenues and professional services/other revenues will remain comparable to or increase in 2004 compared to 2003. Our ability to grow our maintenance and professional service revenues depends primarily on our ability to continue to grow our quarterly software license revenues. As our software license revenues return to positive growth, we anticipate that our professional services revenue will also return to positive growth and our maintenance revenue will increase incrementally.

Our expectations regarding our software license revenues may be negatively impacted by many factors, including: (i) a deterioration in global economic conditions and/or information technology spending; (ii) corporate and consumer confidence in the economy; (iii) additional terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) continued intense competition, including new technological innovations within our industry; (vi) the uncertainty in the application software industry and resulting reductions in capital expenditures; (vii) the loss of key employees; and (viii) other factors described under "Risk Factors" below.

We expect "total costs and expenses" (excluding the significant unusual charges discussed above incurred in 2003) to remain comparable in 2004 to the levels in 2003. While we believe that the expense savings from the 2003 Restructuring and our cost control initiatives will result in a significant decrease in our annual operating expenses from where operating expenses would have been absent the 2003 Restructuring, we expect these cost savings to be offset or partially offset by: (i) a renewal of merit increases for all employees; (ii) a growth in the number of employees in order to meet an anticipated increase in demand for our products and services; (iii) an increase in marketing expenditures; (iv) an increase in costs associated with our compliance with SOX; and (v) an increase in expenses that vary directly with revenues, such as commissions, incentive compensation and bad debt expense, among others.

With regard to our cost savings, we achieved expense savings from the 2003 Restructuring in the fourth quarter of 2003 (as compared to the second quarter of 2003) in excess of our target of $30 million and we expect to recognize up to an additional $10 million of quarterly savings by the end of 2004 (an aggregate decrease in excess of $40 million in quarterly expenses from where operating expense would have been absent the 2003 Restructuring). We expect that in 2004 we will obtain additional cost savings from the 2003 Restructuring, primarily from an anticipated decline in depreciation expense, decreases in facility-related expenditures and additional savings from the relocation of a portion of our technical support, quality assurance and other product development operations to lower cost labor markets. We believe these quarterly savings of $40 million may be offset by increases in: (i) compensation (e.g., increases in base compensation due to merit increases and the expansion of our workforce (depending on revenue growth), along with increases in incentive compensation), (ii) marketing expenditures, and (iii) commissions, among other expense increases.

As a result of the anticipated increase in our revenues coupled with our continued expense controls, we expect operating income and margin to increase in 2004 from levels obtained in 2003. Our expectations regarding operating income are directly dependent upon our ability to grow software license revenues.

Our expectation regarding expenses, particularly certain marketing and compensation-related expenses, and our operating margin may vary from the above expectations, depending in part on the level of revenue and profits. Specifically, our inability to estimate the timing and amount of our future revenues could significantly impact our future operations. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. Specifically, the slowdown in the global economy and information technology spending, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline, which may adversely and materially affect our business, financial condition and results of operations.

We currently expect our effective tax rate for 2004 to be approximately 36%. The estimated effective tax rate is based on current tax law and our expected income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets. As discussed in Note 10 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision, and net income.

Discussion of the Results of Operations for Each of the Years Ended December 31, 2001, 2002 and 2003

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" in the following pages for a description of our accounting policies and our use of estimates.

Revenues

Our total revenues declined on a year-over-year basis during each of the last two years, declining from $2,084.6 million in 2001 to $1,635.3 million in 2002 and $1,354.2 million in 2003. This decrease is primarily due to decreased software license revenues and the resulting impact on our professional services revenues. As more fully explained below, our software license revenues have decreased in each of the last two years primarily due to the weak economic conditions.

Despite these weak economic conditions, we have taken several steps to improve our overall financial performance, including a realignment of our worldwide sales organization in the second half of 2003 and the completion of the 2002 and 2003 Restructurings. As a result of these efforts, we began to see improvement during 2003 of several of our key operating metrics. For example, revenue per average employee increased from $246,000 per employee in 2002 to $249,000 per employee in 2003, which is after a decline during 2002 from $264,000 in 2001. In addition, we achieved revenue per average employee of $295,000 in the fourth quarter of 2003, which were levels that have not been obtained since the first quarter of 2001. While we do not expect to achieve the levels obtained in the fourth quarter for the full year 2004 (primarily due to seasonality with respect to the fourth quarter of each year), we do expect to continue to improve this metric in 2004 from the $249,000 achieved for the full year 2003. The following is a discussion of each component of our total revenues.

Software

The following table sets forth our software license revenues in terms of absolute dollars, as a percentage of total revenues, and year-over-year changes to our software license revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                             Year Ended December 31,
                                                ----------------------------------------------
                                                     2001            2002            2003
                                                --------------  --------------  --------------
Software license revenue metrics:
   Software license revenues................... $ 1,065,618     $   700,344     $   482,274
   Year-over-year change, absolute dollars..... $   (49,135)    $  (365,274)    $  (218,070)
   Year-over-year change, percentage...........          (4)%           (34)%           (31)%
   Percentage of total revenues................          51%            43%            36%

Beginning in early 2001 and continuing through the first half of 2003, our customers' purchasing decisions were impacted by, among other factors: (i) the overall weakness of the global economy and the resulting reductions in corporate capital expenditures; (ii) geopolitical uncertainties and the resulting impact on the global economy; (iii) uncertainties in the application software industry; and (iv) increased competitive dynamics in the CRM application market. Accordingly, many of our customers and potential customers have: (i) delayed the initiation of the purchasing process; (ii) increased the evaluation time to complete a software purchase; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs.

As a result of these and other factors, our software license revenues declined on a year-over-year basis during each of the last two years, with a decrease of 34% in 2002 and 31% in 2003. While we believe that each of the above factors has negatively impacted our software license revenues to an extent, we believe that the primary reason for this decline has been the weak global economy. We believe that the uncertainty in the software industry and increased competition discussed previously had only an ancillary or modest impact on our sales pipeline, such as impacting the timing of the conversion of our sales pipeline. For example, while competition within the CRM industry has intensified in recent years, based on our review of market share data among the top five software vendors in the CRM marketplace, we believe that we have maintained our market share at comparable levels with those in 2001 and 2002 in the majority of the product categories in which we operate. Accordingly, we believe that we continue to be a technology leader in the CRM applications' market.

Because our software license revenues are recognized in close proximity to the license of our software and because our professional services and maintenance revenues are recognized as the services are performed (typically three to six months after the licensing of our software), the above factors impacted our software license revenues sooner and to a greater extent than our professional services and other revenues. Accordingly, our software license revenues as a percentage of total revenues has declined in each of the last two years from 51% and 43% in 2001 and 2002, respectively, to 36% in 2003.

To better understand the decline in our software license revenues, we have provided the following summary of certain key operating metrics that we use to track the progress of our software license revenues:

  the number of transactions greater than $5 million decreased from 32 and 23 in 2001 and 2002, respectively, to 12 in 2003;
  the number of transactions greater than $1 million decreased from 228 and 163 in 2001 and 2002, respectively, to 122 in 2003;
  the total number of transactions decreased from 2,573 and 1,873 in 2001 and 2002, respectively, to 1,439 in 2003; and
  the average transaction size decreased from $414,000 and $374,000 in 2001 and 2002, respectively, to $335,000 in 2003.

As illustrated by the decrease in the number of our software license transactions from 2,573 in 2001 to 1,439 in 2003, the downturn in the global economy has resulted in a significant decrease in the number of customers evaluating new information technology solutions. The number of customer evaluations has decreased, and more significantly to us, the number of multi-million dollar transactions (i.e., the transactions greater than $1 million and $5 million above) and the average transaction size have declined in 2002 and 2003. We believe this occurred due to our customers restricting their software procurement to well-defined current needs and reducing their capital expenditure budgets in order to reduce expenses and conserve cash in a weak global economy. Despite the decreases in these metrics, our customers continue to increase the deployment of previous purchases of our software, as evidenced by the increase in the number of deployed users from 590,000 at the beginning of 2001 to approximately 2.2 million in 2003.

Despite the recent difficult economic times, we are committed to improving the performance of our sales operations and returning our software license revenues to positive sequential quarterly growth. Although our software license revenues decreased on a year-over-year basis, we have taken several steps in the latter part of 2002 and throughout 2003 that we believe will better position us for future growth, as follows:

  As discussed previously, we have completed the realignment of our worldwide sales organization, which we believe will improve cross-unit collaboration, better align our organizational structure with our go-to-market strategy, and empower local managers with increased authority and accountability. Further, we believe that the new organizational structure will allow greater responsiveness to customers, faster decision making and an improved focus of our resources on key growth areas.

  We continued to increase the number of transactions from new customer projects, with 55%, 53% and 55% of software license revenues in 2001, 2002 and 2003, respectively, coming from new customer projects. We measure revenues from new customer projects based upon software license transactions from new customers, new divisions of existing customers and/or new projects at existing customers. We believe that the growth of our customer base will provide a competitive advantage through increased future sales opportunities when corporate capital expenditures return to normalized levels.

  Many smaller software providers that compete with us fell into financial difficulties during 2002 and 2003 as a result of what we believe to be the reluctance of customers to procure their software needs from a vendor lacking either a mature solution or secure financial outlook. We believe that we are well positioned to offer the customers and potential customers of these vendors the software solution they need.

We believe we are beginning to see the benefits of these actions and an improving economy, as several key operating metrics improved sequentially during 2003, particularly in the later part of 2003. The following table shows the recent trend in certain of our key financial metrics related to software license revenues (in thousands, except number of transactions):

                                                                         Year Ended December 31, 2003
                                                             -------------------------------------------------
                                                                  Q1           Q2           Q3          Q4
                                                             -----------  -----------  ----------- -----------
  Software license summary:                                                                            (1)
   Software license revenues...............................  $  112,092   $  109,894   $  110,003  $  150,285
   Number of transactions greater than $5 million..........           2            2            3           5
   Number of transactions greater than $1 million..........          34           27           19          42
   Average transaction size................................  $      282   $      344   $      347  $      370
   Annualized total revenue per employee (2)...............  $      226   $      233   $      243  $      295

    Our fourth quarter is impacted by seasonality in that many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year and the fourth quarter is the end of our sales quota year. Seasonality only accounts for a portion of the increase in our results, as our software license revenues for the fourth quarter exceeded our previous expectations. For example, fourth quarter amounts exceeded third quarter amounts by 37% in 2003 versus growth of 24% in comparable periods in 2002.

    Calculated as total revenue for the quarter divided by average employees for the quarter and multiplying that result by four (i.e., four quarters) to arrive at an annualized amount.

As the above table indicates, many of our software license metrics improved throughout the year, particularly in the second half of 2003. Specifically, we were able to:

  stabilize revenue in the third quarter and return our software license revenues to sequential quarterly growth in the fourth quarter of 2003;

  increase the number of our higher dollar value transactions. For example, the number of deals generating software license revenue greater than $5 million increased from two in each of the first two quarters of 2003 to three in the third quarter of 2003 and five in the fourth quarter of 2003. Further, while the number of transactions generating software license revenue greater than $1 million was consistent in the first half and second half of 2003 (61 transactions each), a greater proportion of these transactions were in the $2 to $4 million range in the second half of 2003 compared to the first half of 2003;

  increase the average software license transaction size throughout 2003 from $282,000 in the first quarter to $370,000 in the fourth quarter (our best performance in over seven quarters); and

  increase our total revenue per employee throughout 2003 from $226,000 in the first quarter to $295,000 in the fourth quarter, primarily due to the increase in software license revenue and the reduction in employees from the 2002 and 2003 Restructurings.

Management believes much of the improvement in these metrics was due to: (i) an improving global economy; (ii) an increase in the number of customer evaluations of CRM applications; (iii) the continued realignment of our worldwide sales organization; (iv) some seasonality with respect to the fourth quarter; and (v) greater breadth of our products and the strength of the industry-specific versions of our products.

We market our products through our direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 45%, 42% and 50% of software license revenues in 2001, 2002 and 2003, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency did have a significant impact on software license revenues, total revenues or net income for any period presented.

Professional Services, Maintenance and Other

Professional services, maintenance and other revenues are primarily comprised of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Also included in professional services, maintenance and other revenues for 2003 is revenue from our newest product offering, Siebel CRM OnDemand, which we introduced in the fourth quarter of 2003. The revenues derived from Siebel CRM OnDemand were not significant for 2003. Our professional services are typically provided over a period of three to six months subsequent to the licensing of our software and depend in large part upon our software license revenues. Our maintenance revenues depend upon both our software license revenues and renewals of maintenance agreements by our existing customer base.

The following table sets forth our professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                       ----------------------------------------------
                                                             2001            2002            2003
                                                       --------------  --------------  --------------
Professional services, maintenance and other revenues:
  Maintenance......................................... $   352,763     $   422,502     $   449,345
  Professional services and other.....................     666,215         512,461         422,609
                                                       --------------  --------------  --------------
      Total........................................... $ 1,018,978     $   934,963     $   871,954
                                                       ==============  ==============  ==============
   Percentage of total revenues.......................          49%   $        57%   $        64%
                                                       ==============  ==============  ==============

Our professional services, maintenance and other revenues declined on a year-over-year basis by 8% in 2002 and 7% in 2003 due to a decrease in our implementation and training revenues (i.e., professional services revenues). For example, professional services revenues decreased from 2001 to 2002 by $153.8 million, or 23%, and decreased from 2002 to 2003 by $89.9 million, or 18%, which we believe is due to the deteriorating economic conditions and resulting decline in software license revenues. Specifically, because our professional services revenues are typically provided over a period of three to six months subsequent to the initial software license, our implementation and training services depend on the amount of software license revenues generated in the preceding period. Therefore, a change in economic conditions will generally impact our software license revenues first and our professional services revenues shortly thereafter. In addition, as customers continued to focus on reducing costs in difficult economic conditions, we have seen progressive pricing pressure on the rates we charge for our professional services resulting in a slight decrease in the overall hourly rate earned on our professional services in 2003.

Because our professional services and other revenues depend on our software license revenues in the preceding three- to six-month period, we currently expect "professional services and other" revenue to continue to decline on a sequential quarterly basis in the first quarter of 2004. However, if our software license revenues continue to improve as expected, we believe that our professional services and other revenue will return to positive growth shortly thereafter. We are committed to improving the performance of our professional services organization and, accordingly, one of our primary goals for 2004 is to return our professional services revenue to sequential quarterly growth. We took steps in the fourth quarter of 2003 to improve this performance and will continue to work to return our professional service revenues to positive growth throughout 2004. Further, we are committed to realizing the benefits of these efforts in an expansion of our professional services' margins, including, if necessary, further rationalizing our professional services headcount consistent with our revenue and gross margin goals. Despite our focus to grow our professional service revenues, we expect to balance our growth initiatives with our desire to manage our professional services organization to ensure that it does not compete with our implementation partners.

Offsetting the decline in our professional service revenues were increases in our maintenance revenues that resulted from the continued growth of our installed customer base receiving maintenance. Specifically, maintenance revenues increased from 2001 to 2002 by $69.7 million, or 20%, and increased from 2002 to 2003 by $26.8 million, or 6%. Our maintenance revenues have increased on a year-over-year basis, primarily due to the renewal of customer maintenance agreements and the signing of new maintenance agreements at the time of a new software license. However, primarily due to weak economic conditions, renewals of existing customers' maintenance agreements have become more challenging, resulting in a slower growth rate in 2003. Specifically, several of our customers have reduced the size of their employee base, thereby impacting the number of users of our software and the maintenance revenues derived therefrom. We expect that our maintenance revenues will remain comparable to or increase in 2004 compared to the levels obtained in 2003.

Professional services, maintenance and other revenues increased as a percentage of total revenues during both 2002 and 2003, primarily due to growth in the number of customers receiving maintenance, coupled with a comparatively sharper decrease in our software license revenues for the reasons described above.

Cost of Revenues

The following table sets forth our cost of revenues in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                       ----------------------------------------------
                                                            2001            2002            2003
                                                       --------------  --------------  --------------
Cost of revenues:
  Software............................................ $    16,294     $    21,612     $    18,357
  Professional services,
    maintenance and other.............................     624,731         540,194         487,840
                                                       --------------  --------------  --------------
      Total cost of revenues.......................... $   641,025     $   561,806     $   506,197
                                                       ==============  ==============  ==============
   Percentage of total revenues.......................          31%   $        34%   $        37%
                                                       ==============  ==============  ==============

Total cost of revenues decreased on a year-over-year basis during 2002 and 2003, primarily due to the decline in total revenues. Total cost of revenues increased as a percentage of total revenues primarily due to a decrease in the percentage of our revenues that was derived from software license revenues, which are at higher margins than our professional services, maintenance and other revenues. Please refer to the detailed discussion and analysis of each of these components of total cost of revenues below, which we believe will provide a better understanding of the changes within our total cost of revenues.

As discussed further in Note 8 to the accompanying consolidated financial statements, we completed the Option Repurchase in 2002. Included in total cost of revenues for 2002 is a compensation charge of $14.1 million related to the repurchase of stock options held by our professional service and technical support personnel. Further, included in total cost of revenues for 2003 is a charge of $2.4 million related to the abandonment of certain acquired technology obtained in the acquisition of Sales.com, Inc. ("Sales.com"). Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of this abandonment. We view these charges as significant special charges that make year-over-year comparisons of the costs incurred difficult.

The following is a discussion of the year-over-year changes within the individual components that comprise cost of revenues.

Software

The following table sets forth a summary of certain components of our cost of software license revenues in absolute dollars and expressed as a percentage of total software license revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                  Year Ended December 31,
                                                 -----------------------------------------------------
                                                        2001                  2002             2003
                                                 -------------------   ---------------  --------------
Cost of software license revenues:
  Cost of software license revenues, on-going..  $  16,294      2%    $21,612    3%   $15,908    3%
  Abandonment of acquired technology...........         --     --           --   --       2,449    1
                                                 ----------  -------   -------- ------  -------- -----
      Total....................................  $  16,294      2%    $21,612    3%   $18,357    4%
                                                 ==========  =======   ======== ======  ======== =====

In connection with the 2003 Restructuring, we performed an evaluation of our product lines and existing development efforts to determine if any products and/or development efforts should be discontinued. As a result of this evaluation, we determined that we would no longer utilize the technology (i.e., certain product modules and the remaining source code) acquired through the acquisition of Sales.com. In reaching this conclusion, we considered the following: (i) our recently developed modules and functionality utilizing the J2EE platform were superior to the technology acquired from Sales.com, and (ii) our development resources would be more effectively utilized on other projects, particularly given the workforce reduction that occurred in the 2003 Restructuring. Accordingly, we determined that the carrying value of the Sales.com acquired technology was no longer recoverable and therefore wrote off the remaining unamortized balance of $2.4 million to cost of software license revenue upon abandonment in July 2003. This charge represented 1% of software license revenues during 2003. Based on our current evaluation of our acquired technology, we do not expect another charge related to our acquired technology in 2004. Accordingly, we believe that the remaining costs included in total cost of software license revenues, as listed in the above table, are more representative of our on-going operations.

Cost of software license revenues, on-going includes amortization of acquired technology, third-party software royalties, and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues, on-going increased in absolute dollars and as a percentage of software license revenues from 2001 to 2002 primarily due to: (i) an increase in amortization expense of $2.3 million associated with the acquired technology obtained in the November 2001 acquisition of nQuire Software, Inc., as discussed in Note 3 to the accompanying consolidated financial statements and (ii) a shift to products with higher third-party royalties from products with either no royalty obligation or lower royalty rates. Cost of software license revenues, ongoing decreased in absolute dollars from 2002 to 2003 primarily due to: (i) the decrease in software license revenues and (ii) a reduction of $2.2 million from the cessation of amortization expense of the Sales.com acquired technology at the time of abandonment (July 2003). As a percentage of software license revenues, cost of software license revenues, ongoing were consistent with the percentage of software license revenues in 2002.

Professional Services, Maintenance and Other

The following table sets forth a summary of certain components of our cost of professional services, maintenance and other revenues in absolute dollars and expressed as a percentage of total professional services, maintenance and other revenues, along with our gross margin related to these services, for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                 -------------------------------------------------------
                                                       2001                  2002              2003
                                                 -------------------   ----------------  ---------------
Cost of professional services,
  maintenance and other revenues:
     On-going..................................  $ 624,731     61%    $526,075   56%   $487,840   56%
     Compensation related to Option Repurchase.         --     --        14,119    2           --   --
                                                 ----------  -------   --------- ------  --------- -----
      Total....................................  $ 624,731     61%    $540,194   58%   $487,840   56%
                                                 ==========  =======   ========= ======  ========= =====

Gross margin related to professional services
  maintenance and other revenues...........      $ 394,247     39%    $394,769   42%   $384,114   44%
                                                 ==========  =======   ========= ======  ========= =====

As described in Note 8 to the accompanying consolidated financial statements, we completed a tender offer for certain of our stock options during the third quarter of 2002 (the "Option Repurchase"). Included in total cost of professional services, maintenance and other revenues for 2002 is a compensation charge of $14.1 million related to the repurchase of stock options held by our professional service and technical support personnel. As indicated in the above table, this charge represented 2% of professional services, maintenance and other revenues during 2002 and resulted in a corresponding decline in our gross margin on professional services, maintenance and other revenues of two percentage points.

Cost of professional services, maintenance and other revenues, on-going consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. These costs decreased by $98.7 million, or 16%, from 2001 to 2002 and decreased by $38.2 million, or 7%, from 2002 to 2003. These decreases were primarily due to: (i) the reduction of headcount in response to the decrease in demand for our implementation services; (ii) partial realization of the cost savings from the 2002 and 2003 Restructurings, including savings from the consolidation of our facilities and the reduction of approximately 250 personnel in 2002 and 140 personnel in 2003; (iii) a reduction in the use of third-party contractors; and (iv) the realization of savings from our cost control initiatives, including reductions of discretionary expenditures such as travel and entertainment. Partially offsetting these cost savings were increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

Cost of professional services, maintenance and other revenues, on-going as a percentage of the corresponding revenues decreased from 61% in 2001 to 56% in 2002, primarily due to: (i) the continued growth of our higher-margin maintenance revenues; (ii) a higher utilization of our global services personnel; (iii) a reduction in the use of third-party contractors; (iv) an acceleration of our cost control initiatives discussed above; and (v) partial realization of the cost savings from the 2002 Restructuring. Primarily as a result of these factors, our gross margin as a percentage of professional services maintenance and other revenues improved from 39% in 2001 to 42% in 2002 (i.e., these factors accounted for a five percentage point improvement in our gross margin percentage during 2002, which was partially offset by the two percentage point impact of the Option Repurchase discussed above).

Cost of professional services, maintenance and other revenues, on-going represented 56% of the corresponding revenues in both 2002 and 2003. While the above mentioned cost savings favorably impacted these costs as a percentage of professional services, maintenance and other revenues during 2003, these benefits were offset by: (i) an increase in compensation expense as a result of a renewal of merit increases and certain other incentive compensation; (ii) a decrease in revenue from licenses of our Sales Methodology Experts' (formerly Multi-Channel Services) products, which is included in "other revenues" and is at higher margins than maintenance and professional services; and (iii) a reduction in the rates that we were able to charge for our implementation services. These same factors also negatively impacted our gross margin as a percentage of professional services, maintenance and other revenues during 2003, as these factors offset the favorable impact of our cost control initiatives and the 2002 and 2003 Restructurings. The improvement in the gross margin as a percentage of professional services, maintenance and other revenues from 42% in 2002 to 44% in 2003 was primarily due to the absence of any charges related to stock options in 2003 versus a two percentage point negative impact from the Option Repurchase in 2002.

Operating Expenses

Product Development

The following table sets forth a summary of certain components of our product development expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                 -------------------------------------------------------
                                                       2001                  2002              2003
                                                 -------------------   ----------------  ---------------
Product development expense:
  Product development expense, on-going........  $ 333,661     16%    $347,497   21%   $308,852   23%
  Compensation related to Option Repurchase....         --     --        18,733    1           --   --
                                                 ----------  -------   --------- ------  --------- -----
      Total....................................  $ 333,661     16%    $366,230   22%   $308,852   23%
                                                 ==========  =======   ========= ======  ========= =====

Included in product development expense for 2002 is a compensation charge of $18.7 million related to the repurchase of stock options held by our product development personnel. This charge represented 1% of total revenues during 2002 and resulted in a corresponding increase to total product development expense as a percentage of total revenues during 2002, as indicated in the above table.

Product development expense, on-going includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. Product development expense, on-going increased from 2001 to 2002 by $13.8 million, or 4%, primarily due to: (i) our continued investment in the development of new products, new versions of our existing products and additional modules and (ii) an increase in depreciation of equipment utilized in our product development operations. Partially offsetting these increases were: (i) expense savings from our cost control initiatives described above and (ii) partial realization of cost savings from the reduction of approximately 400 product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the 2002 Restructuring.

Product development expense, on-going decreased from 2002 to 2003 by $38.6 million, or 11%, primarily due to: (i) further realization of cost savings from the 2002 Restructuring; (ii) cost savings from the reduction of approximately 230 quality assurance and product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the 2003 Restructuring; and (iii) further realization of cost savings from our cost control initiatives. Partially offsetting these cost savings were: (i) increased compensation costs from the renewal of merit increases and certain other incentive compensation; (ii) increased costs from outside consultants in connection with the further development of our latest products, UAN and Siebel CRM OnDemand; and (iii) product development expenditures from acquired companies (please refer to Note 3 to the accompanying consolidated financial statements).

Product development expense as a percentage of total revenues increased during each of the periods in the above table primarily as a result of our continued investment in the research and development of new products during a period in which our software license revenues decreased. As noted above, the Option Repurchase accounted for an increase of one percentage point in 2002.

In connection with the 2003 Restructuring, we: (i) discontinued certain development projects; (ii) initiated a transition of a portion of our quality assurance and testing activities overseas to labor markets with lower cost structures; and (iii) consolidated our product development management structure and eliminated nonessential development positions in order to better align our cost structure with expected revenues. Despite the reductions in personnel in our product development organization, we anticipate that we will continue to devote substantial resources to develop new products and new versions of and additional modules for our existing products.

Sales and Marketing

The following table sets forth a summary of certain components of our sales and marketing expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                 -------------------------------------------------------
                                                         2001                  2002              2003
                                                 -------------------   ----------------  ---------------
Sales and marketing expense:
  Sales and Marketing expense, on-going........  $ 615,675     30%    $464,743   28%   $357,133   26%
  Compensation related to Option Repurchase....         --     --        12,232    1           --   --
                                                 ----------  -------   --------- ------  --------- -----
      Total....................................  $ 615,675     30%    $476,975   29%   $357,133   26%
                                                 ==========  =======   ========= ======  ========= =====

Included in sales and marketing expense for 2002 is a compensation charge of $12.2 million related to the repurchase of stock options held by our sales and marketing personnel. This charge represented 1% of total revenues during 2002 and resulted in a corresponding increase to total sales and marketing expense as a percentage of total revenues, as indicated in the above table.

Sales and marketing expense, on-going is comprised primarily of costs associated with our sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. These expenses decreased from 2001 to 2002 by $150.9 million, or 25%, and decreased from 2002 to 2003 by an additional $107.6 million, or 23%. These decreases were primarily due to: (i) the continued close monitoring of our expenses and further implementation of our cost control initiatives, including reductions in travel, entertainment, promotional and advertising expenditures; (ii) the decrease in sales commissions and other incentive compensation by $17.5 million and $17.3 million in 2002 and 2003, respectively, that resulted from a decrease in our software license revenues; (iii) the reduction of expenses as a result of the 2002 Restructuring, including the reduction of approximately 420 sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities; and (iv) the partial realization of costs savings from the 2003 Restructuring, including the reduction of approximately 160 sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of certain incentive compensation plans and the renewal of merit compensation increases for some of our employees.

General and Administrative

The following table sets forth a summary of certain components of our general and administrative expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                 -------------------------------------------------------
                                                      2001                  2002              2003
                                                 -------------------   ----------------  ---------------
General and administrative expense:
  General and administrative expense, on-going.  $ 136,353      7%    $109,458    7%   $106,082    8%
  Compensation related to Option Repurchase....         --     --         9,795   --           --   --
                                                 ----------  -------   --------- ------  --------- -----
      Total....................................  $ 136,353      7%    $119,253    7%   $106,082    8%
                                                 ==========  =======   ========= ======  ========= =====

Included in general and administrative expense for 2002 is a compensation charge of $9.8 million related to the repurchase of stock options held by our general and administrative personnel. This charge represented approximately 0.5% of total revenues during 2002 and had a nominal impact on total general and administrative expense as a percentage of total revenues, as indicated in the above table.

General and administrative expense consists primarily of costs associated with our administrative personnel (finance, information technology support, human resource and facility) and executive personnel and consists primarily of salaries and occupancy costs, along with bad debt expense. These expenses decreased from 2001 to 2002 by $26.9 million, or 20%, primarily due to: (i) management's cost control initiatives described above; (ii) a $5.0 million decrease in our provision for doubtful accounts associated with reduced receivable levels and an improved accounts receivable aging; (iii) the further reduction of expenses in the second half of 2002 as a result of the 2002 Restructuring, including the reduction of approximately 80 general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities; and (iv) the elimination of the requirement to amortize goodwill in 2002 as a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Partially offsetting the decrease of general administrative expenses, on-going during 2002 were increases in rent and depreciation expense.

General and administrative expenses, on-going decreased from 2002 to 2003 by $3.4 million, or 3%, primarily due to: (i) the further reduction of expenses as a result of the 2003 Restructuring, including the reduction of approximately 55 general and administrative personnel and the consolidation of the remaining personnel into higher-utilized facilities, and (ii) the further reduction of our provision for doubtful accounts by $16.2 million associated with reduced receivable levels, an improved accounts receivable aging and the recovery of certain receivables previously written-off. Partially offsetting these cost savings were increases in legal expenses (please refer to Note 6 to the accompanying consolidated financial statements for further discussion of legal proceedings), depreciation expense and compensation expense associated with the renewal of merit compensation increases and certain incentive compensation plans.

Restructuring and Related Expenses

As previously discussed, certain of our key operating metrics declined during 2002 and 2003 from their historical levels. In response to this decline, we initiated a series of steps that we believe will: (i) strengthen our competitive position; (ii) reduce our cost structure thereby improving our revenue per employee, operating margin and overall operating performance; and (iii) better align our management structure in order to return to sequential quarterly revenue growth. Specifically, we have taken the following actions:

  We reduced the discretionary portion of our operating costs through various cost control initiatives discussed above.

  In order to better align our operating structure with anticipated revenue levels, we initiated the 2002 Restructuring, which we completed in December 2002. The 2002 Restructuring consisted primarily of the consolidation of excess facilities, reductions in our workforce and the abandonment of certain assets in connection with the consolidation of excess facilities.

  Based on our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we initiated the 2003 Restructuring in the second quarter of 2003, which was completed in September 2003.

The 2003 Restructuring included the following key measures: (i) the reduction of our workforce across all functional areas, including reductions related to the consolidation of our management organization and sales force organization; (ii) the consolidation of additional facilities, including ceasing operations in certain geographic locations; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

In addition to reducing our cost structure, we believe the 2003 Restructuring will result in: (i) a flatter, more responsive and efficient management reporting structure; (ii) a more focused sales organization providing greater responsiveness to customers and faster decision making; and (iii) a continued focus of our resources on key growth areas, such as our newest product offering, Siebel CRM OnDemand.

The following table summarizes the expenses incurred in connection with the 2002 and 2003 Restructurings, and the related obligations as of December 31, 2002 and 2003 (in thousands):

                                                                 Employee      Facility-      Asset
                                                               Termination      Related     Abandonment
                                                                Costs (1)      Costs (2)     Costs (3)      Total
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, July 1, 2002...................... $         --   $        --   $        --   $       --
Restructuring and related expenses recognized in 2002 (4)....       23,649       155,701        25,955      205,305
Cash payments................................................      (19,714)       (5,088)           --      (24,802)
Non-cash charges.............................................           --            --       (25,955)     (25,955)
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, December 31, 2002.................        3,935       150,613            --      154,548
                                                              -------------  ------------  ------------  -----------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimate (5)..............       (1,199)       15,524           566       14,891
  Recognized related to the 2003 Restructuring (6)...........       15,585        56,266        16,940       88,791
  Accretion related to the 2003 Restructuring (7)............           --           709            --          709
                                                              -------------  ------------  ------------  -----------
     Total recognized in 2003................................       14,386        72,499        17,506      104,391
Cash payments................................................      (14,516)      (68,836)           --      (83,352)
Non-cash charges.............................................           --            --       (17,506)     (17,506)
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, December 31, 2003................. $      3,805   $   154,276   $        --      158,081
                                                              =============  ============  ============
     Less: Restructuring obligations, short-term.............                                                53,676
                                                                                                         -----------
     Restructuring obligations, long-term....................                                            $  104,405
                                                                                                         ===========

  In connection with the 2002 Restructuring, we reduced our workforce by approximately 1,150 employees, or 16% of our then-current workforce. In connection with the 2003 Restructuring, we reduced or expect to reduce our workforce by approximately 580 employees, or 10% of our then-current workforce. As of December 31, 2003, we had completed approximately 445 of these terminations and expect to complete the reduction of the remaining employees within the next six months. We have not completed the separation of employment with these remaining employees primarily due to regulatory requirements in certain countries and our ongoing transition of certain product development positions overseas. The workforce reductions affected substantially all of our organizations and geographical regions. The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs. Please refer to the section entitled "Critical Accounting Policies and Use of Estimates" below for a further discussion of our accounting for these obligations.

  As a result of the workforce reductions and previous employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce into under-utilized facilities and ceased to utilize the then-vacated facilities. The facilities permanently removed from our operations during both 2002 and 2003 were located primarily in Emeryville and San Mateo, California; Atlanta, Georgia; Europe; and several smaller offices in North America. The costs associated with our facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

  As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, we recorded a non-cash charge equal to the net book value of these abandoned assets in Restructuring and related expenses.

  We recorded 2002 Restructuring and related expenses in an amount equal to the gross value of the related obligations without consideration to the net present value of such obligations. In addition, in determining the 2002 Restructuring obligations we assessed the time period over which reasonable estimates could be made.

  Primarily due to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from our: (i) termination of certain leases at more favorable terms than originally anticipated and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated on certain other restructured properties. We believe that our estimates with respect to our remaining obligations related to the 2002 and 2003 Restructurings are appropriate as of December 31, 2003.

  In accordance with SFAS 146, we recorded the facility-related expenses incurred in the 2003 Restructuring after giving effect to the net present value of the related obligations.

  Represents the accretion of the 2003 Restructuring obligations. We will continue to accrete our obligations related to the 2003 Restructuring to the then present value and, accordingly, will recognize additional accretion expense as a Restructuring and related expense in future periods.

Subject to the timely and successful implementation of the 2003 Restructuring, we believe that the 2003 Restructuring will further reduce our expense levels and a portion of the related cash requirements, resulting in a cost structure that is better aligned with anticipated revenues. Specifically, we expect the implementation of the 2003 Restructuring, along with our cost control initiatives, will reduce our quarterly operating expenses by up to $40 million from where operating expenses would have been absent the 2003 Restructuring. We achieved more than $30 million of these expense savings in the fourth quarter of 2003 and expect to achieve the remaining expense savings by the end of the fourth quarter of 2004.

The majority of the $40 million in quarterly expense savings from the 2003 Restructuring are expected to be derived from: (i) our workforce reduction, including expense reductions related to employee compensation, employee benefits and other direct costs of up to $21 million; (ii) a consolidation of our facilities, including reductions of rent and other operating costs of up to $6 million; (iii) a decrease in depreciation expense of up to $10 million, primarily due to reductions in capital expenditures, the abandonment of certain leasehold improvements, furniture and fixtures, and certain property and equipment becoming fully depreciated; and (iv) a decrease in other operating costs of up to $3 million, including savings from relocating a portion of our technical support, quality assurance and other product development operations to lower cost labor markets.

The total charge and related cash outlay related to the 2002 and 2003 Restructurings are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our obligations related to the 2002 and 2003 Restructurings quarterly and, if appropriate, record changes in estimates related to these obligations in current operations.

Because the benefits related to the 2003 Restructuring are derived from management's estimates, which are based on currently available information, the 2003 Restructuring may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated. Please refer to "We may not be able to successfully implement our 2002 and 2003 Restructurings, and such efforts may adversely impact our ability to retain and attract future employees" under Risk Factors below for further discussion of the risks associated with the 2002 and 2003 Restructurings.

Purchased In-Process Product Development

During 2003 we made selective acquisitions of certain assets (primarily object and source code and other intellectual property) in order to accelerate the development of selected projects in our product pipeline. As described further below, we incurred an aggregate of $5.3 million of purchased in-process product development expense ("IPR&D") in connection with the acquisition of these technologies.

Specifically, in order to further expand our entrance into the analytics market, we entered into a worldwide, royalty-free perpetual license to certain technologies and intellectual property rights owned by a third-party provider of analytic software solutions. The license fee for this technology was approximately $3.5 million. We expect to continue the development of this technology, which we believe will result in a further expansion of our analytics suite, with the completion of the first products using this technology expected in the second half of 2004. Because the technology obtained in this license had no alternative future uses, we have reflected the $3.5 million IPR&D charge in purchased in-process product development expense during 2003. We expect to incur a minimum of an additional $2.0 million of costs to further develop this technology and integrate it with our existing analytics technologies, which we believe may result in a new and enhanced suite of analytics products.

In October 2003, we acquired certain assets (primarily intellectual property) of Motiva, Inc. ("Motiva"), a provider of enterprise incentive management ("EIM") software, for total consideration of approximately $2.9 million. We expect the acquisition of these assets to accelerate our penetration of the EIM market and expand customer choice in this market. Further, we believe that Motiva's technology and the next generation of Motiva's technology (under development by Motiva at the time of acquisition) will enhance our current offerings in the EIM market. Specifically, we believe the incorporation of Motiva's services-processing architecture will enable users of our Siebel Incentive Compensation product to handle a much broader variety of compensation plans with greater flexibility and increased performance. We are targeting availability for an enhanced integrated offering utilizing portions of the existing and under development Motiva technology in the second half of 2004.

Substantially all of the assets acquired from Motiva related to various forms of intellectual property (i.e., existing technology and technology under development). The technology under development was approximately 25% complete at the date of acquisition and we expect to incur up to an additional $2.0 million to complete this development, with completion expected by the second half of 2004. Based on our evaluation of the assets acquired, we allocated an aggregate of approximately $1.5 million of the purchase price to IPR&D at the date of acquisition. Because the IPR&D acquired from Motiva had not yet reached technological feasibility and had no alternative future uses, we have reflected the $1.5 million in purchased in-process product development expense for 2003. We determined the fair value of the IPR&D based on the anticipated net cash flows from the anticipated future products, discounted using a risk adjusted discount rate of 30%.

In calculating the value of amounts assigned to IPR&D for all of our completed acquisitions during 2003, we gave consideration to the relevant market sizes and growth factors of the technologies, our intended use of the products, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technology. The value assigned reflects the relative value and contribution of the IPR&D. We also gave consideration to the technology's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project.

Given the uncertainties of the commercialization process, no assurance can be given that deviations from our estimates will not occur. Accordingly, there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of the technology and growing competitive pressures. There can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. In addition, we will periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan may include the reallocation of resources among various alternative development projects.

Operating Income (Loss) and Operating Margin

Operating income was $357.9 million for 2001, as compared to operating losses of $94.3 million and $33.7 million for 2002 and 2003, respectively. Operating margin was 17% in 2001, as compared to negative operating margins of 6% and 2% in 2002 and 2003, respectively. We incurred negative operating income and margins during 2002, primarily as the result of the 2002 Restructuring and Option Repurchase, and incurred negative operating income and margins during 2003, primarily due to the 2003 Restructuring and the purchased in-process development expense discussed above.

In addition to the decreases in operating income and margins due to these significant unusual expenses, our operating income and operating margin have also decreased in 2002 and 2003 due to: (i) the year-over-year decrease in total revenues and (ii) the comparatively sharper decrease in software license revenues, which are at higher margins than professional services, maintenance and other revenues. The decline in operating income and operating margins was partially offset by: (i) management's cost control initiatives; (ii) the partial realization of the benefits of the 2002 and 2003 Restructurings; and (iii) the elimination of the requirement to amortize goodwill, which totaled $20.0 million during 2001.

As a result of our restructuring efforts and our continued cost control efforts, we anticipate that our cost structure will be better aligned with our anticipated future revenue levels. We believe that we are already seeing the benefits of these cost savings and improvement in our sales organization, as we achieved an operating margin of 15% in the fourth quarter of 2003, nearly a year in advance of previous expectations. This was our best performance in seven quarters.

Other Income, Net

For 2001, 2002 and 2003, other income, net was comprised of the following (in thousands):

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               2001        2002        2003
                                                            ----------  ----------  ----------

Interest income............................................ $  67,332   $  58,348   $  52,052
Interest expense...........................................   (18,326)    (20,016)    (14,927)
Loss on early extinguishment of debt.......................        --          --     (10,711)
Net gains on marketable investments........................     3,399      12,420       6,737
Write-down of cost-method investments......................    (3,073)     (9,990)     (3,350)
Other, net.................................................    (3,130)     (2,287)     (1,368)
                                                            ----------  ----------  ----------
                                                            $  46,202   $  38,475   $  28,433
                                                            ==========  ==========  ==========

Interest income represents earnings on our cash and short-term investments. Interest income decreased from 2001 to 2002 and from 2002 to 2003 primarily due to a decline in interest rates, which was partially offset by an increase in the balances of our cash and short-term investments (primarily in 2002 and the first half of 2003). Interest expense primarily represents interest on our $300.0 million convertible subordinated debentures (the "Debentures"). Interest expense increased in 2002 from the levels in 2001, primarily as the result of interest expense associated with an increase in our capital lease obligations. Interest expense decreased in 2003 primarily due to the redemption of the Debentures in September 2003, as discussed further below.

As described more fully in Note 5 to the accompanying consolidated financial statements, we redeemed the Debentures in accordance with their terms for $307.1 million on September 30, 2003. In connection with this redemption, we incurred a pre-tax charge to operations of $10.7 million, consisting of the $7.1 million premium and the write-off of the remaining unamortized issuance costs of $3.6 million. This pre-tax charge is reflected in the above table under the heading "Loss on early extinguishment of debt" for 2003.

During 2001, 2002 and 2003, net gains on marketable investments resulted primarily from sales of certain short-term investments, partially offset by net write-downs of $2.4 million and $2.0 million to our marketable equity securities in 2001 and 2002, respectively, as the decline was determined to be other-than-temporary. We hold several minority interests, included in other assets, in companies having operations or technology in areas within our strategic focus. Write-down of cost-method investments in the above table represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Income Taxes and Income Tax Benefit

Income taxes totaled $149.5 million for 2001, as compared to an income tax benefit of $20.1 million and $1.9 million for 2002 and 2003, respectively. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 37% in 2001, as compared to an income tax benefit of 36% in 2002 and 2003.

Please refer to Notes 1 and 10 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" in the following pages for description of our accounting policies and use of estimates related to our income tax provision and/or income tax benefit.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by 12%, from $1,940.3 million as of December 31, 2002, to $1,708.9 million as of December 31, 2003. The decrease was primarily due to the redemption of the Debentures, which was partially offset by our cash flows from operations. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further developing our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. We continue to operate a cash-positive business and, accordingly, we have been able to eliminate substantially all of our long-term debt and maintain our cash and short-term investment balances at over $2.0 billion. Specifically, our cash, cash equivalents and short-term investments were $2,161.6 million and $2,023.2 million as of December 31, 2002 and 2003, respectively, representing approximately 71% of total assets as of these dates. We also were able to keep our average payment terms related to our license transactions near the lowest levels in our history (i.e., 29 days for 2003). The continued low payment terms on our license transactions assisted us in maintaining our days sales outstanding in accounts receivable at 64 days as of December 31, 2003, as compared to 63 days as of December 31, 2002, which are impacted by the linearity of our revenues, especially software license revenues and deferred revenues.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2003 and do not currently anticipate repurchasing any of our common stock in 2004.

Commitments

As of December 31, 2003, our future fixed commitments for cash payments are as follows (in thousands):

                                                                             Payments Due by Year
                                                             ----------------------------------------------------
                                                                       2005 to    2007 to   2009 and
Contractual Obligations                                        2004      2006      2008      Beyond      Total
------------------------------------------------------------ --------- --------- ---------- --------- -----------
Operating lease obligations (1)............................. $ 69,750  $132,897  $ 130,735  $381,693  $  715,075
Capital lease obligations (2)...............................   12,619     6,500         --        --      19,119
Restructuring obligations (3)...............................   63,649    87,146     65,644   167,479     383,918
Other long-term liabilities reflected on the balance sheet..      197       251         --     1,421       1,869
Current liabilities reflected on the balance sheet (4)......  622,553        --         --        --     622,553
Other purchase obligations (5)..............................   29,638    23,304        211        --      53,153
Long-term debt..............................................       --        --         --        --          --
                                                             --------- ---------  --------- --------- -----------
      Total fixed commitments............................... $798,406  $250,098  $ 196,590  $550,593  $1,795,687
                                                             ========= ========= ========== ========= ===========

  In connection with the 2002 and 2003 Restructurings, we ceased to use certain of our facilities with noncancellable operating leases. We have reflected the commitments related to these operating lease obligations in the accompanying balance sheet as of December 31, 2003 and in the above table under the heading "Restructuring obligations." Accordingly, operating lease obligations in the above table only include operating lease obligations related to our facilities and certain equipment that we continue to utilize in our operations. Please refer to Note 6 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our operating leases.

  Capital lease obligations in the above table represent the gross expected cash outlays and, therefore, do not represent their net present value as recorded in the accompanying consolidated balance sheet. Please refer to Note 6 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our capital leases.

  The Restructuring obligations in the above table represent our gross expected cash outlays related to the settlement of these obligations, primarily obligations related to noncancellable operating leases. Accordingly, the Restructuring obligations in the above table have not been reduced by estimated sublease income of $213.4 million nor have these obligations been reduced to their net present value as presented in the accompanying consolidated balance sheet. Please refer to Note 2 to the accompanying consolidated financial statements for a detailed summary of our future commitments related to the 2002 and 2003 Restructurings, including a detail of contractual obligations, estimated operating costs and estimated sublease income.

  Current liabilities in the above table represent current liabilities as presented in the accompanying consolidated balance sheet, reduced by the current portion of capital lease obligations and restructuring obligations, as we have included the current portion of these obligations in separate line items in the above table.

  Other purchase obligations in the above table represent all open purchase orders for which we have not received the service or goods as of December 31, 2003 and, therefore, have not been included as a liability in the accompanying balance sheet. The majority of our "other purchase obligations" relate to commitments related to telecommunication services.

As discussed above and further below, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and the above contractual obligations. Our objective is to maintain our cash and short-term investments at or above $2.0 billion in order to provide sufficient cash for our operations, including selective acquisitions.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating activities, along with significant sources and uses in our investing and financing activities:

Operations

Cash provided by operating activities was $588.2 million, $433.2 million and $188.0 million for 2001, 2002 and 2003, respectively. Despite the weak economic conditions, we have continued to operate our business to produce positive cash flows from operations. Cash provided by operating activities decreased on a year-over-year basis during both 2002 and 2003 primarily as the result of decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions.

During 2001, 2002 and 2003, our cash flows from operations were primarily derived from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, bad debt, and the non-cash portion of our Restructuring-related expenses (i.e., asset abandonment write-offs) and Option Repurchase expenses; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of collections of accounts receivable and increases in restructuring obligations and deferred revenue, and partially offset by payments of accounts payable and accrued expenses.

Because the majority of the Restructuring obligations will be paid over time or do not involve cash outlays, cash provided by operating activities for the years ended December 31, 2002 and 2003 was only reduced by the $24.8 million and $83.4 million, respectively, of cash payments made during these periods related to these obligations. As we settle our remaining Restructuring obligations ($158.1 million as of December 31, 2003), our future operating cash flows will be reduced in the period of settlement. We currently estimate that we will settle $53.7 million of these obligations in 2004.

We currently anticipate that we will continue to operate a cash-positive business and as economic conditions improve return to sequential annual growth of cash flows from operations. Our ability to meet these expectations is directly dependent upon our ability to achieve positive earnings and maintain or increase the level of our software license revenues. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Cash used in investing activities was $694.0 million, $692.4 million and $41.2 million for 2001, 2002 and 2003, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments. For 2001 and 2002, we reinvested our cash into short-term investments in net amounts of $445.0 million and $629.3 million, respectively, as compared to net proceeds of $31.3 million in 2003 from the sale of our short-term investments. We were able to continue to reinvest our cash positions in short-term investments during 2001 and 2002 in increasing amounts, as the weakened economy had not impacted our cash flows to the same extent as our earnings.

During 2003, we determined that it would be prudent to redeem our Debentures for $307.1 million, in part in order to realize savings of approximately $16.5 million of annual interest expense. Accordingly, we sold a portion of our short-term investments in 2003 in order to fund the redemption of the Debentures. Accordingly, our cash used in investing activities decreased during 2003 from the levels in 2001 and 2002 primarily due to the redemption of the Debentures, along with the continued decrease in our cash flows from operations (historically reinvested in short-term investments) for the reasons described above.

We also utilize our cash positions to invest in new property and equipment, with purchases of property and equipment of $245.9 million, $70.8 million and $15.0 million during 2001, 2002 and 2003, respectively. Capital expenditures were significantly higher in 2001 compared to both 2002 and 2003, primarily as a result of the following: (i) the expansion of our infrastructure during 2001 to support the development and testing of Siebel 7; (ii) the reduction of our information technology requirements for computers and other equipment in 2002 and 2003 due to a reduction of our employees from approximately 8,300 at the end of the first quarter of 2001 to approximately 5,000 at the end of 2003; and (iii) the reduction in the number of offices we were occupying in 2002 and 2003 versus expansion of our facilities needs in 2001, which allowed us to reduce the purchase of tenant improvements, furniture and fixtures. In addition, in response to the weakening economy and as a part of our cost control initiatives, we reduced our capital expenditure budgets during 2003, thereby reducing our capital expenditures. We expect to continue to closely monitor our capital expenditures. However, we currently expect our capital expenditures to increase in 2004 from levels incurred in 2003 as a result of our further investment in hosted CRM infrastructure and spending to meet the information technology needs of an expanded workforce. Specifically, we expect capital expenditures to be approximately $35.0 million in 2004.

Financing

Cash provided by financing activities was $156.8 million and $109.1 million for 2001 and 2002, respectively, as compared to cash used in financing activities of $257.2 million for 2003. The decrease of our financing activities from positive cash inflows in 2001 and 2002 to cash outflows during 2003 was due to our redemption of the Debentures for cash consideration of $307.1 million on September 30, 2003. For 2001, 2002 and 2003, our remaining financing activities consisted primarily of net proceeds of $156.2 million, $92.5 million and $62.6 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan. In addition, our financing activities for 2002 also included $24.9 million of proceeds from an equipment financing. These cash inflows from financing activities were partially offset during 2001, 2002 and 2003 by our repayment of capital lease obligations, net of our collection of amounts due under stockholder notes during 2001 and 2002.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2003, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. As of December 31, 2003, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. Rent expense under operating leases for 2001, 2002 and 2003 was $117.6 million, $114.4 million and $93.3 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2003 are detailed previously in "Liquidity and Capital Resources" in the section entitled commitments.

We sell our software licenses and services to our customers under contracts which we refer to as Software License and Service Agreements, or "SLSA." Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right. The SLSA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of the SLSA. In addition, we require our employees to sign a proprietary information and inventions agreement, which further protects our confidential and proprietary information and assigns the rights of our employees' development work to us. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and we are not aware of any material claims. Accordingly, we have not accrued any liabilities related to such indemnifications in our accompanying consolidated financial statements. We evaluate estimated losses for such indemnifications under SFAS No. 5 "Accounting for Contingencies," as interpreted by Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as "critical accounting estimates," which are discussed further below.

Critical Accounting Policies

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates: revenue recognition, restructuring and related expenses, impairment of long-lived assets, the provision for doubtful accounts, acquired intangible assets, stock-based compensation, legal contingencies and income taxes.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described below. In addition, please refer to Note 1 to the accompanying consolidated financial statements for a further description of our accounting policies.

Revenue Recognition

Substantially all of our revenues are derived primarily from providing: (i) licenses of our software; (ii) technical support and product updates, otherwise known as maintenance; and (iii) professional services, including implementation and training services. Our standard end user license agreement provides for an initial fee for use of our products in perpetuity based upon the number of named users. We license our software in multiple element arrangements in which the customer typically purchases a combination of: (i) our software products; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees for a period of one year; and (iii) a professional services arrangement on a time and materials basis.

While the basis for software license revenue recognition is substantially governed by the requirements of Statement of Position No. 97-2 "Software Revenue Recognition," as amended by Statement of Position No. 98-9 "Software Revenue Recognition with Respect to Certain Arrangements" (collectively "SOP 97-2"), we exercise judgment and use estimates in connection with the determination of the amount of software license, maintenance and professional services revenues to be recognized in each accounting period.

Under the residual method prescribed by SOP 97-2, revenue is recognized when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.

We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

In addition to evaluating the fair value of each element of the arrangement, we consider whether the elements can be separated into separate accounting units under SOP 97-2. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided the fee is fixed or determinable and collection is deemed probable.

We evaluate each of these criteria as follows:

  Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

  Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed programs. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from resellers upon sell-through to the end customer.

  Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history on such arrangements and evaluate payment terms in excess of six months but less than one year on a case by case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

  Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Our customers typically pre-pay maintenance for the first year in connection with a new software license, and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our software is ready to use by the customer upon receipt. While many of our customers may choose to tailor the software to fit their specific needs, our implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to six-month period subsequent to the licensing of our software.

Restructuring and Related Expenses

During 2002 and 2003, we initiated and completed two separate restructurings of operations, herein referred to as the 2002 Restructuring and the 2003 Restructuring. We have accounted for the 2002 and 2003 Restructurings in accordance with SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and other applicable accounting standards as discussed below.

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). We adopted SFAS 146 effective January 1, 2003; therefore, the 2003 Restructuring was accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact our restructuring obligations recognized in connection with the 2002 Restructuring, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The following is a summary of the accounting principles used to record and measure the 2002 and 2003 Restructurings and the associated obligations:

2003 Restructuring

The expenses incurred in connection with the 2003 Restructuring are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with ceasing to use certain facilities ("Facilities Abandonment"); and (iii) impairment costs related to certain long-lived assets abandoned.

As discussed above, we have accounted for the 2003 Restructuring in accordance with SFAS 146. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be measured at fair value and recorded when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred.

In accordance with SFAS 146, we accounted for the individual components of the 2003 Restructuring as follows:

  Severance: We have historically provided substantially the same termination benefits at the time of a non-performance based workforce reduction and, as a result, we determined that the employee termination obligations incurred in connection with the 2003 Restructuring did not meet the definition of a "one-time benefit arrangement" under SFAS 146. Accordingly, we have accounted for these employee termination obligations, with the exception of those created under labor law (e.g., the WARN Act), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43." We have accounted for employee termination obligations incurred in the 2003 Restructuring under the WARN Act and local labor law in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

  Accordingly, we recorded the liability related to these termination costs when we determine that it is both probable and estimable, which is generally when: (i) we approve a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

  Facilities Abandonment: We accounted for the costs associated with lease termination and/or abandonment in accordance with SFAS 146. Accordingly, we recorded the costs associated with lease termination and/or abandonment when we ceased to utilize the leased property. Under SFAS 146, we measure the liability associated with lease termination and/or abandonment as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. We will accrete our obligations related to the 2003 Restructuring to the then-present value and, accordingly, will recognize accretion expense as a Restructuring and related expense in future periods.

  Asset Impairment/Abandonment: We accounted for costs related to the assets abandoned in connection with the 2003 Restructuring in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and, accordingly, charged to expense the net carrying value of the long-lived assets when we abandoned the assets, primarily leasehold improvements and furniture and fixtures. Please refer to "Impairment of Long-Lived Assets" below for a further discussion of our accounting policy and related accounting estimates involved related to assessing whether an asset is impaired.

2002 Restructuring

Restructuring obligations incurred prior to the adoptions of SFAS 146 (i.e., the 2002 Restructuring) were accounted for and continue to be accounted for in accordance with EITF 94-3 and EITF 88-10. The expenses incurred in connection with the 2002 Restructuring are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with Facilities Abandonment; and (iii) impairment costs related to certain long-lived assets abandoned. We accounted for the individual components of the 2002 Restructuring as follows:

  Severance: We account for the costs associated with the reduction of our workforce in accordance with EITF 94-3. Accordingly, we recorded the liability related to these termination costs when: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely.

  Facilities Abandonment: We accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us. Under EITF 88-10, we recorded the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. Under EITF 88-10, we did not reduce our obligations associated with lease abandonment to the net present value of the remaining obligations.

  Asset Impairment/Abandonment: We accounted for costs related to the assets abandoned in connection with the 2002 Restructuring in accordance with SFAS 144 and, accordingly, charged to expense the net carrying value of the long-lived assets when we abandoned the assets, primarily leasehold improvements and furniture and fixtures.

Inherent in the estimation of the costs related to the 2002 and 2003 Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charge related to the 2002 and 2003 Restructurings, we had to make significant estimates related to the expenses associated with our excess facilities. For example, in determining the charge for excess facilities, we were required to estimate future sublease income (including both timing and amount of the potential sublease income), future net operating expenses of the facilities, and potential brokerage commissions, among other expenses.

The most significant of these estimates related to the timing and extent of future sublease income in which to reduce our lease obligations. Specifically, in determining our obligations related to facilities included in the 2002 and 2003 Restructurings as of December 31, 2003, we reduced the estimated cash outflows related to these obligations by estimated sublease income of $213.4 million. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. In addition, in determining the 2002 Restructuring obligations we assessed the time period over which reasonable estimates could be made.

In addition to estimating sublease income, we also estimated the remaining operating costs (e.g., maintenance, utilities, property management fees, etc.) and estimated brokerage commissions of the facilities exited in connection with the 2002 and 2003 Restructurings. We based our estimates, in part, on the opinions of independent real estate experts, current operating expense levels in the individual facilities, an assessment of projected increases in those costs and the location of the respective facility, among other factors. In determining the 2002 Restructuring obligations we also assessed the time period over which reasonable estimates could be made. As of December 31, 2003, we have estimated future operating costs and brokerage commissions for the facilities included in the 2002 and 2003 Restructurings to be $84.0 million.

These estimates, along with other estimates made by management in connection with the 2002 and 2003 Restructurings, may vary significantly depending, in part, upon factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected.

We have had and expect that we will continue to have adjustments to our estimates of our obligations recorded in connection with the 2002 and 2003 Restructurings. For example, during 2003 we revised our estimates related to obligations recorded in previous periods related to the 2002 and 2003 Restructurings, resulting in an additional charge of $14.9 million during 2003. While we believe our estimates related to our 2002 and 2003 Restructuring obligations are appropriate as of December 31, 2003, if our estimates regarding sublease income, operating costs and brokerage commissions were to change by 10%, we would be required to record an additional charge to our operations of approximately $30.0 million in the period of such change in estimate. We will continue to review the status of our 2002 and 2003 Restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that we have only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill is tested for impairment annually on July 1 in a two-step process. First, we must determine if the carrying amount of our Reporting Unit exceeds the "fair value" of the Reporting Unit based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. In accordance with SFAS 144, when a long-lived asset or intangible asset is abandoned, the carrying value is charged to expense in the period of abandonment.

During 2002 and 2003, we recorded impairment charges of $26.0 million and $17.5 million associated with certain furniture, fixtures and leasehold improvements that we abandoned in connection with the 2002 and 2003 Restructurings. These assets, primarily leasehold improvements, were located in facilities that we ceased to use. Based on our evaluation of these assets we determined that the assets were not marketable for resale and oftentimes could not be removed from the premises (e.g., the asset consisted of a dividing wall or other permanent fixture). In addition, based on our assessment that we would no longer be able to utilize the underlying source code or functionality of an "acquired technology" intangible asset obtained in connection with the acquisition of Sales.com, we recognized an impairment charge of $2.4 million during 2003.

As of December 31, 2003, the net carrying value of our leasehold improvements and intangible assets (i.e., the primary asset categories that we have experienced impairment charges in the past) were $60.1 million and $10.8 million, respectively. While we do not currently believe any of our long-lived assets are impaired, and we do not anticipate an impairment in the near term, if a change in circumstances were to occur requiring an assessment of impairment, we would be required to evaluate whether the future cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in an impairment of any of our long-lived assets, such impairment would be recorded in the period we make the impairment determination.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) our historical provision for doubtful accounts, which have ranged on a quarterly basis up to 3.5% of total revenues and on an annual basis between 0.5% and 2.2% of total revenues; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer's industry; and (vii) general economic conditions, among other factors.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.

Acquired Intangible Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and account for the related acquired intangible assets in accordance with SFAS 142. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as "acquired technology," are amortized to expense over time, while IPR&D, if any, is recorded as an expense at the acquisition date.

The majority of entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2003, we had an aggregate of approximately $151.7 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. If different conditions should prevail, material write-downs of intangible assets and/or goodwill could occur.

As required by SFAS 142, we have not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. As described above, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142. Our "acquired technology" intangible assets are currently amortized over a period of fourteen months to three years, using the straight-line method. Our "customer relationship" intangible asset is currently amortized over a period of six years based on the customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25") versus the fair value method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. Please refer to the section entitled "Employee Stock Options" for further discussion of the accounting for our stock-based compensation plans.

Legal Contingencies

As discussed further in Note 10 to the accompanying consolidated financial statements, certain of our payroll tax returns, both in the United States and internationally, are currently under examination by the applicable taxing authority. We believe we have made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to our international payroll tax returns. We have not made any provision for potential assessments by the IRS related to our U.S. payroll tax returns in the accompanying consolidated financial statements, primarily as it relates to stock option exercises, as the amount that we may have to pay is not currently estimable.

We will continually review our estimates related to our payroll tax obligations, including potential assessments from the IRS of additional payroll taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our payroll tax obligations will be reflected as an adjustment to operating expenses in the period that the change in estimate occurs. We will allocate such a revision in estimate to the appropriate expense category (i.e., product development, sales and marketing, etc.) based upon the individual employee's functional responsibility in which the additional obligation relates. Such a revision could materially impact our future expense levels and net income.

We are also currently involved in various claims and legal proceedings as discussed further in Note 6 to the accompanying consolidated financial statements. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, recent legal and tax rulings by the appropriate regulatory bodies, among other factors.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Income Taxes

As of December 31, 2003, our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carryforwards resulting from the exercise of certain employee stock options. The valuation allowance will be reduced in the period in which we realize the benefit from the utilization of these credits and losses to reduce our income taxes payable on our income tax return. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. We have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for an additional valuation allowance on our remaining deferred tax assets and have concluded that no additional allowance is currently required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

As discussed in Note 10 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the IRS. During 2003, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Adoption of Accounting Standards

During 2003, we adopted new accounting standards related to the accounting for and disclosure of revenue derived from our hosted software solution, Siebel CRM OnDemand; restructuring obligations (i.e., costs associated with exit and disposal activities); asset retirement obligations; and guarantees. The adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows. Please refer to Note 1 to the accompanying consolidated financial statements for further discussion of the accounting standards adopted during 2003.

Seasonality

Our first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and first quarter may be impacted by a variety of factors, including changes in the global economy, renewed terrorist attacks and other factors. Please refer to "Risk Factors-Our quarterly operating results may fluctuate."

Employee Stock Options

Section I. Description of Plans

Since inception, we have believed in broad-based employee stock ownership. Accordingly, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees other than officers and directors are made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of our employees participate in one of the above plans, thereby providing us the ability to meet our goal of long-term retention of our employees. Stock options granted under these plans expire no later than ten years from the grant date (2003 grants expire six years from grant date) and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in Item 11 of this annual report for further information concerning our policies and the Compensation Committee's policies regarding the use of stock options.

Section II. Significant Actions Taken During 2002 and 2003 Related to Stock Options

Historically, stock options have been an important component of total compensation for our employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. We have on occasion assumed stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is typically scheduled to occur by the end of the second quarter of each year).

These factors, coupled with significant growth in our employee base, resulted in a significant number of outstanding stock options relative to shares outstanding as of December 31, 2001 (we had 247.2 million stock options outstanding as compared to 467.0 common shares outstanding).

During 2002 and 2003, we took several steps to reduce the number of stock options outstanding from the levels outstanding as of December 31, 2001. These actions, each of which is described further below included: (i) the repurchase of 28.1 million employee stock options in September 2002 in connection with the Option Repurchase; (ii) the cancellation of 26.0 million stock options in January 2003; and (iii) significantly reduced levels of stock option grants during 2002 and 2003, coupled with forfeitures of stock options by terminated employees. We believe that our actions will continue to align the interests of our employees and management with the interests of our stockholders.

As a result of these actions, stock options outstanding decreased by 61.7 million during 2002 and 41.6 million during 2003 (an aggregate of 103.3 million, or 42% since December 31, 2001). Further, these actions resulted in a decrease in stock options outstanding relative to shares outstanding ("Stock Option Overhang") as follows (in thousands, except percentages):

                                                Shares of
                                                  Common     Stock        Stock
                                                  Stock      Options      Option
                                               Outstanding Outstanding   Overhang
                                               ----------- ----------- ------------
December 31, 2001............................    466,950     247,204           53%
                                               =========== =========== ============
December 31, 2002............................    486,428     185,473           38%
                                               =========== =========== ============
December 31, 2003............................    498,305     143,903           29%
                                               =========== =========== ============

The following is a discussion of the actions we have taken during 2002 and 2003:

Option Repurchase

As discussed further in Note 8 to the accompanying consolidated financial statements, we completed a tender offer during 2002 to repurchase 28.1 million stock options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the our common stock (5.5 million shares) and $20.4 million in cash. A total of 4.1 million of these shares were subject to a holding period. We offered to repurchase these stock options primarily through the issuance of shares of our common stock in order to: (i) improve employee morale by eliminating "out-of-the-money" stock options; (ii) reduce the net future dilution to existing stockholders; and (iii) better align employees' interests with those of stockholders. As a result of the Option Repurchase, outstanding stock options decreased by 11% from the levels as of December 31, 2001, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled less the 5.5 million shares of common stock issued in exchange for the stock options, divided by the number of shares of common stock outstanding as of December 31, 2001.

CEO Option Cancellation

As described more fully in Note 8 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled approximately 26.0 million of our CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to our CEO since October 1998. Our CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 14% from the levels as of December 31, 2002, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2002. We have provided no compensation in exchange for the cancellation of the CEO's stock options, nor will we provide any compensation in the future in exchange for such cancellation.

Grants and Forfeitures

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, we adjusted our compensation structure in 2002 to significantly reduce the number of stock options issued to new and existing employees. We maintained these new equity based compensation guidelines in 2003. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time.

In accordance with these revised guidelines, we evaluate whether to grant a merit award of stock options to existing employees and officers by the end of the second quarter of each year. Accordingly, during the second quarter of 2003, we granted an aggregate of 17.8 million stock options to our employees and officers in recognition of their performance and future potential with us. During 2002, we limited the stock options granted, such that substantially all stock option grants during 2002 related to newly hired employees. The remaining grants during 2003 primarily relate to grants to employees upon commencement of employment. Our Chairman and CEO did not receive any stock option grants during 2002 or 2003.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested stock options. Any vested stock options of the terminated employee that are not exercised within 90 days from the termination date are forfeited at the expiration of the 90 days. Employees forfeited a total of 28.9 million and 27.7 million stock options during 2002 and 2003, respectively, in connection with their termination (the majority of which occurred as a result of the 2002 and 2003 Restructurings).

During 2003, stock option grants, net of forfeitures by employees upon termination, resulted in a net decrease in our outstanding stock options of 3% from the levels as of December 31, 2002, representing a decrease in net potential dilution to existing stockholders of 1%. The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of stock options forfeited by employees terminating employment, divided by the total outstanding shares of common stock at the beginning of the year. As described above, the Dilution Percentage for 2003 only reflects forfeitures by employees upon termination and, accordingly, does not reflect the voluntary cancellation of stock options of our CEO discussed above. The decrease in the net Dilution Percentage in 2003 of 1% compares to a decrease of 5% during the year ended December 31, 2002 and an increase of 21% during the year ended December 31, 2001.

Section III. General Option Information

Combined plan activity for 2001, 2002 and 2003 is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant      Shares    Price per Share
                                                              ------------ ------------ ---------------
   Balances, December 31, 2000............................... 131,725,771  175,782,702   $       21.59
     Additional shares authorized............................  77,998,826           --
     Options granted to employees............................ (94,402,370)  94,402,370   $       25.40
     Options granted to officers and directors............... (16,434,000)  16,434,000   $       31.05
     Options exercised.......................................          --  (20,597,487)  $        5.25
     Options forfeited/canceled upon termination.............  18,290,320  (18,817,823)  $       36.90
                                                              ------------ ------------ ---------------
   Balances, December 31, 2001............................... 117,178,547  247,203,762   $       23.81
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options forfeited/canceled upon termination.............  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002............................... 161,507,093  185,472,781   $       17.42
     Options granted to employees............................ (20,987,275)  20,987,275   $        9.20
     Options granted to officers and directors...............  (1,800,000)   1,800,000   $        8.63
     Options exercised.......................................          --  (10,746,800)  $        5.29
     Options forfeited/canceled upon termination.............  27,625,978  (27,660,441)  $       20.95
     Options cancelled by the Company's CEO..................  25,950,000  (25,950,000)  $       34.63
                                                              ------------ ------------ ---------------
   Balances, December 31, 2003............................... 192,295,796  143,902,815   $       13.20
                                                              ============ ============

We continue to believe in broad-based employee stock ownership. As the table below indicates, we have continued to allocate the vast majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table and in the remainder of this annual report represent our CEO and four most highly compensated executive officers for the respective year. Named Executive officers for 2003 are disclosed in Item 11 of this annual report. Summarized below is the distribution of our stock options for 2001, 2002 and 2003:

                                                                                   Year Ended December 31,
                                                                            -----------------------------------
                                                                               2001       2002         2003
                                                                            ---------- ----------- ------------
Grants during the period as a percentage of total stock options granted:
  Named Executive Officers................................................      12.4%       3.4%        4.6%
  All other officers and directors as a group.............................       2.4         0.3          3.3
                                                                            ---------- ----------- ------------
    Total for all officers and directors..................................      14.8         3.7          7.9
  All other employees as a group..........................................      85.2        96.3         92.1
                                                                            ---------- ----------- ------------
    Total all grants......................................................     100.0%     100.0%      100.0%
                                                                            ========== =========== ============

The above table does not reflect the cancellation of stock options granted to our CEO in 2001. After considering the cancellation of these stock options, during the past three years more than 90% of our stock options were distributed to employees who were not officers or directors.

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of December 31, 2003:

                                            Options Outstanding                   Options Exercisable
                            ------------------------------------------------  --------------------------
                                               Wtd. Avg.        Wtd. Avg.                     Wtd. Avg.
                               Number          Remaining         Exercise        Number       Exercise
    Options                   of Shares      Life (Years)         Price        of Shares        Price
--------------------------  -------------    -------------  ----------------  ------------ -------------
In-the-Money                  79,163,463              4.2    $         5.48    55,000,190   $      4.23
Out-of-the-Money              64,739,352              7.2    $        22.65    33,633,273   $     23.64
--------------------------  -------------    -------------  ----------------  ------------ -------------
                             143,902,815              5.5    $        13.20    88,633,463   $     11.59
                            =============                                     ============

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of December 31, 2003, of $13.92 and out-of-the money stock options have exercise prices equal to or greater than $13.92.

For additional information regarding our employee stock option plans, please refer to Notes 1 and 8 to the accompanying consolidated financial statements.

Section IV. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB 25. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. There were no grants of stock options at exercise prices below the fair market value of our common stock on the dates of grant during 2001, 2002 and 2003.

An alternative to the intrinsic value method of accounting for stock options is the fair value approach under SFAS 123. We have continued to follow the intrinsic value method of APB 25, as we believe the accounting for stock options under SFAS 123 is highly subjective and does not necessarily reflect the economic substance of an employee stock option. Specifically, the compensation cost under SFAS 123 is recognized ratably over the vesting period, regardless of whether the stock options' exercise prices are below the fair value of our common stock. In fact, the value of a stock option, as measured by the fair value of our common stock less the exercise price, actually has an inverse relationship with the amount of expense recognized under SFAS 123. Accordingly, the stock options with the largest unrealized appreciation in value at any point in time will generally have the smallest amount of expense under SFAS 123 and the stock options that are out-of-the money or have the smallest unrealized appreciation will have the largest amount of expense associated with them under SFAS 123. We believe this paradox could be extremely confusing to investors, and perhaps even misleading.

To better illustrate this disparity between the expense recognized under SFAS 123 and the "realized value" related to a stock option, we have provided the following information related to our stock options granted during 2000. Specifically, excluding options assumed in acquisitions, during 2000 we granted stock options with weighted-average exercise prices of $62.42 per share (weighted-average fair values on the date of grant of $35.60 per share, as calculated using the Black-Scholes option valuation model). As of December 31, 2003, the holders of these stock options have realized, as described below, a total of $8.8 million on these stock options, versus $1,588.9 million of expense, if we had followed the recognition provisions of SFAS 123 versus the footnote disclosure provisions. In other words, if we followed SFAS 123, we would recognize an expense equal to approximately 180 times the benefit received by our employees. The amount "realized" represents the actual realized gains upon exercise of the stock options, plus the unrealized gains on stock options that remain outstanding as of December 31, 2003 (i.e., closing price as of December 31, 2003 of $13.92 less the applicable exercise price). As this illustration indicates, the expensing of the fair value of a stock option can be a very unreliable indicator of the benefit that will ultimately be realized by an employee. Accordingly, we believe that expensing stock options, especially in light of the disparity between the amounts expensed and the benefits realized by our employees, may not be meaningful and may actually obscure our current disclosures of the amounts realized by our executive officers on stock options (disclosed in Section V below of this annual report).

In addition, compensation expense related to vested stock options that are subsequently forfeited or canceled is reflected as an expense, despite the fact that the stock options did not provide an equivalent monetary value in compensation to the employee or dilute existing stockholders. Subsequent to cancellation of a stock option, no additional compensation expense for that cancelled stock option is reported in the pro forma disclosure of stock-based compensation.

Further, under the fair value approach, employee stock options are required to be valued at grant date using an option valuation model, such as the Black-Scholes or Binomial models. We believe there are limitations to the appropriateness of these option valuation models, including the fact that these option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, in accordance with SFAS 123, we must use subjective assumptions, including expected stock price volatility and the expected remaining life as inputs to the Black-Scholes option valuation model. The number of subjective assumptions required is increased exponentially under the Binomial model. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models that are available to value stock options do not provide an appropriate measure of the fair value of stock-based awards to our employees.

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on the statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. For purposes of this reconciliation, we added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the pro forma stock-based employee compensation expense determined under SFAS 123. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on our net income (loss), as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands):

                                                                                            Year Ended December 31,
                                                                                     ------------------------------------
                                                                                        2001        2002         2003
                                                                                     ---------- ------------ ------------
Net income (loss):
As reported......................................................................... $ 254,575  $   (35,704) $    (3,396)
                                                                                     ---------- ------------ ------------
Compensation expense related to:
   Stock options accounted for in accordance with APB 25............................     5,169        4,126        1,640
   In-the-money stock options.......................................................  (159,444)     (27,205)     (32,253)
   Stock purchase rights under the Purchase Plan....................................   (21,634)     (23,087)      (5,591)
                                                                                     ---------- ------------ ------------
      Pro forma expense related to "in-the-money" stock options and Purchase Plan...  (175,909)     (46,166)     (36,204)
   Out-of-the-money stock options...................................................   (52,810)    (200,764)    (147,947)
   Stock options cancelled for no consideration.....................................  (132,181)    (110,553)    (251,821)
   Stock options forfeited/cancelled in connection with terminations................  (161,998)     (93,390)     (13,092)
   Stock options repurchased on September 30, 2002..................................  (284,836)    (595,297)          --
                                                                                     ---------- ------------ ------------
      Total pro forma expense giving effect to SFAS 123.............................  (807,734)  (1,046,170)    (449,064)
                                                                                     ---------- ------------ ------------
Pro forma giving effect to SFAS 123................................................. $(553,159) $(1,081,874) $  (452,460)
                                                                                     ========== ============ ============

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of December 31, 2001, 2002 and 2003 were $27.98, $7.40 and $13.92, respectively.

As the table above illustrates, total pro forma expense for stock options includes $631.8 million, $1,000.0 million and $412.9 million of expense during 2001, 2002 and 2003 related to: (i) our CEO's stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $22.65 per share compared to a closing price of $13.92 per share as of December 31, 2003); and (iv) stock options repurchased for consideration substantially less than is reflected in the table above as a pro forma expense (i.e., we repurchased the stock options in 2002 for $54.9 million versus the $595.3 million reflected in the above table for 2002 as required by SFAS 123). These items represented 78%, 96% and 92% of the pro forma expense in the above table for 2001, 2002 and 2003, respectively.

Please refer to Note 1 to the accompanying consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options granted, and the procedures followed by us in determining those assumptions.

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2003:

                                                                                            Potential Realizable Value
                              Number of       Percent of                                    at Assumed Annual Rates of
                             Securities      Total Options                                  Stock Price Appreciation for      Aggregate
                             Underlying       Granted to       Exercise or                       the Option Term (4)        Black-Scholes
                               Options         Employees        Base Price     Expiration  ------------------------------   Value on Date
 Officer Name                Granted (1)      in 2003 (2)     ($/Share) (3)       Date           5%              10%         of Grant (5)
--------------------------  -------------    -------------- ----------------  ------------ -------------   --------------   -------------
Thomas M. Siebel                      --               -- %  $           --            --  $         --    $          --    $         --
R. David Schmaier                300,000             1.32%  $         8.66    04/30/2009  $    883,568    $   2,004,515    $    942,000
Kenneth A. Goldman               250,000             1.10%  $         8.66    04/30/2009  $    736,307    $   1,670,430    $    785,000
Edward Y. Abbo                   250,000             1.10%  $         8.66    04/30/2009  $    736,307    $   1,670,430    $    785,000
Steven M. Mankoff                250,000             1.10%  $         8.66    04/30/2009  $    736,307    $   1,670,430    $    785,000

  Options vest 20% on May 1, 2004, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

  Based on an aggregate of 22.8 million shares subject to options granted to employees pursuant to our 1996 and 1998 Plans during 2003, including grants to the Named Executive Officers.

  Under all stock option plans, the stock option exercise price is equal to the fair market value on the date of grant.

  The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance or the actual value of the stock options.

  Represents the aggregate fair value of the stock options on the date of grant ($3.14 per share), as calculated using the Black-Scholes option valuation model. The fair value does not represent our prediction of our stock price performance, and historically has had no relationship whatsoever to the value that is actually realized. Please refer to Section IV above for a discussion of the limitations of SFAS 123, along with an example of the disparity between the fair value under the Black-Scholes option valuation model and the value realized by an optionholder.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2001, 2002 and 2003:

                                                                                              Year Ended December 31,
                                                                                      ------------------------------------
                                                                                        2001        2002         2003
                                                                                      ---------- ------------ ------------
Stock options held by Named Executive Officers as a percentage of:
  Total options outstanding.........................................................      23.8%       29.3%       18.7%
                                                                                      ========== ============ ============
  Outstanding shares of common stock................................................      12.6%       11.2%        5.4%
                                                                                      ========== ============ ============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during 2003 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2003:

                                                                        Number of
                                                                  Securities Underlying         Value of Unexercised
                                                                 Unexercised Options at        In-the-Money Options at
                               Shares                             December 31, 2003 (2)         December 31, 2003 (3)
                             Acquired on         Value        -----------------------------  -----------------------------
 Officer Name                 Exercise       Realized (1)      Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------  -------------   --------------    --------------  -------------  --------------  -------------
Thomas M. Siebel                      --    $          --        18,486,135       199,999     $205,259,888    $ 2,202,739
R. David Schmaier                257,143    $   2,820,659         1,582,860     1,340,000     $  6,399,567    $ 3,414,841
Kenneth A. Goldman                    --    $          --         1,420,000     1,450,000     $         --    $ 1,315,000
Edward Y. Abbo                        --    $          --           516,200       440,000     $  3,845,518    $ 1,675,550
Steven M. Mankoff                     --    $          --           826,800       590,000     $  4,803,794    $ 1,315,000

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of December 31, 2003.

  Based on the fair market value of our common stock as of December 31, 2003 ($13.92 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

Director Stock-Based Compensation

Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but are eligible for reimbursement for certain expenses incurred in attending Board of Directors and committee meetings. Historically, our non-employee directors have received discretionary periodic stock option grants under the 1996 Plan for service on our Board of Directors. In May 2003, after considering the criteria relating to awarding stock options and general market conditions, our Board of Directors approved the following formal guidelines relating to the grant of stock options to our non-employee directors:

  Initial Grants-Each new non-employee director will be granted an option to purchase 80,000 shares of our common stock as soon as practicable following such director's appointment to the Board of Directors.

  Annual Grants-Each non-employee director who has served on the Board of Directors for more than six months will be granted an option to purchase 20,000 shares of our common stock in January of each year.

We do not intend for stock options granted to non-employee directors to qualify as incentive stock options under the Internal Revenue Code. We believe that these option grant guidelines will motivate and reward our non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the Nasdaq National Market applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing guidelines, from time to time, including prior to any option grant made to any non-employee director, the Compensation Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance by us and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

During 2003, we granted 80,000 stock options with an exercise price of $9.12 per share to C. Scott Hartz upon his appointment to our Board of Directors and 20,000 stock options with an exercise price of $8.66 per share to Marc F. Racicot in recognition of his performance as a member of our Board of Directors. The exercise price per share was equal to the fair market value of common stock on the date of grant (based on the closing sales price reported on the Nasdaq Stock Market on the date immediately preceding the date of grant). On the date of grant, the stock options issued to Messrs. Hartz and Racicot had fair values of $267,200, or $3.34 per share, and $62,800, or $3.14 per share, respectively, as determined using the Black-Scholes option valuation model. At the one year anniversary of each grant, 20% of the shares subject to such grant vest and become exercisable, with the remaining shares vesting thereafter in 16 equal quarterly installments upon the director's completion of each quarter of service on the Board of Directors. The term of options granted under the 1996 Plan is six years.

Directors who are also our employees are eligible to receive options under the 1996 Plan and to participate in our 2003 Employee Stock Purchase Plan, which was adopted by the Board of Directors in May 2003 and approved by stockholders in June 2003, and our 401(k) Plan.

Section VI. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our plans are summarized as follows:

                                                                    Number of Shares
                                        Number of     Weighted     Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon    Exercise       Issuance Under
                                       Exercise of    Price of     Equity Compensation
                                       Outstanding   Outstanding   Plans (Excluding
           Plan Category                 Options      Options     Options Outstanding)
------------------------------------  ------------- ------------  -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    51,851,201   $     7.18           86,542,346
   Not approved by shareholders (2).    90,937,255   $    16.69          120,753,450
   Acquired companies' plans (3)....     1,114,359   $     8.66                   --
                                      -------------   ----------  -------------------
                                       143,902,815   $    13.20          207,295,796
                                      =============               ===================

  Represents shares available under the 1996 Plan, which is used for grants to our officers and directors. The shares remaining available for future issuance amount also includes 15.0 million shares available under our 2003 Employee Stock Purchase Plan.

  Represents shares available under the 1998 Plan, which is used for grants to our employees other than officers and directors.

  We have assumed certain stock options granted to former employees of acquired companies (the "Acquired Options"). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the agreements between us and the companies acquired. The Acquired Options generally become exercisable over a four-year period and expire ten years from the date of grant. Additional stock options will not be granted under any of the acquired companies' plans, and these plans have not been approved by our stockholders.

Summary of the 1998 Equity Incentive Plan

The following is a summary of the major provisions of the 1998 Plan:

Shares Reserved for Issuance: The 1998 Plan reserves for issuance up to 240 million shares of our Common Stock pursuant to the exercise of stock options, the receipt of stock bonus awards and the purchase of restricted stock. The number of shares available for future grant and previously granted but unexercised options is subject to adjustment for any future stock dividend, splits, mergers, combinations, or other changes in capitalization as described in the 1998 Plan.

Eligibility: Nonstatutory stock options, stock bonus awards, and rights to acquire restricted stock may be granted to consultants and to employees who are not our officers.

Stock Options: Nonstatutory stock options, which are not intended to satisfy the requirements of Section 422 of the Code, may be granted under the 1998 Plan. The exercise price of a stock option may not be less than eighty-five percent (85%) of the fair market value of the stock underlying the stock option on the date of grant. Payment of the exercise price may be made in cash, by delivery of other shares of our common stock, by promissory note, or in any other form of legal consideration approved by the Board of Directors. Stock options granted under the 1998 Plan have a maximum term of ten (10) years. A stock option generally is exercisable in installments based on the continuous service of the optionholder. If an optionholder's service to us terminates for any reason, the stock option remains exercisable for a period of approximately three (3) months or such longer period as may be determined by the Board of Directors up to the remainder of the stock option term.

Stock Bonus Awards and Rights to Acquire Restricted Stock: Stock bonus awards may be granted in consideration for the past services rendered to us by the recipient. The purchase price of a restricted stock award may not be less than eighty-five percent (85%) of the fair market value of the stock on the date of grant. The purchase price may be paid in cash, by deferred payment, or in any other form of legal consideration approved by the Board of Directors. Stock bonus and restricted stock awards may be subject to a vesting schedule based on the continuous service of the recipient or may be fully vested at the time of grant. If the recipient's continuous service with us terminates, unvested stock received pursuant to a stock bonus award will be forfeited back to us and unvested stock purchased pursuant to a restricted stock award will be repurchased by us.

Cancellation and Re-Grant of Stock Options: The 1998 Plan provides that the Board of Directors may, at its discretion, effect, with the consent of the adversely affected optionholder, (i) the reduction of the exercise price of any outstanding stock options under the 1998 Plan to the then fair market value of the underlying stock and/or (ii) the cancellation of any of the outstanding stock options and the grant in substitution therefor a new stock option covering the same or a different number of shares of common stock, a stock bonus, the right to acquire restricted stock, cash and/or other valuable consideration as determined by the Board of Directors. In the event that the Board of Directors elects to cancel a stock option and grant a new stock option to that same optionholder within six months of such cancellation, we may incur negative accounting consequences. Accordingly, we have no intention at this time to re-price any of our stock options or cancel and re-grant any of our stock options.

Corporate Transactions: In the event of a dissolution, liquidation or sale of substantially all of our assets, a merger or consolidation in which we are not the surviving corporation, or a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then any surviving corporation or an affiliate of such surviving corporation will assume any outstanding stock awards under the 1998 Plan or substitute similar stock awards for such outstanding stock awards or such stock awards will continue in full force and effect. If the surviving corporation and its affiliates refuse to assume, substitute or continue the stock awards, then, with respect to stock awards held by recipients whose continuous service with us has not terminated, the time during which such stock awards may be exercised shall be accelerated and the stock awards shall terminate if not exercised prior to such event.

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
  Success of integrating and achieving the anticipated benefits of our acquired companies; and
  Our ability to develop and market new products and control costs.

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
  The timing of new product releases;
  Hiring additional personnel, including sales staff, programmers and other staff;
  Seasonal variations in operating results; and
  Variations in the fiscal or quarterly cycles of our customers.

Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition or results of operations could be materially and adversely affected.

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

The revenue growth and profitability of our business depends on the overall demand for business applications software and services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the industries listed above has caused a decrease in our software license revenues in 2001, 2002 and 2003. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates.

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States resulted in many of our customers and potential customers becoming much more cautious in setting their capital expenditure budgets, thereby restricting their software procurement to well-defined current needs. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

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

An unfavorable government review of our income and payroll tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income, payroll and transaction taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for income taxes, and in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Further, the rules related to the remittance of certain payroll taxes are onerous and the compliance with these filing requirements is often difficult to determine.

Our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003, we received notices from the IRS of proposed adjustments to these tax returns. In addition, certain of our payroll tax returns, both in the U.S. and internationally, are currently under examination by the applicable taxing authority. While we believe that we have made adequate provision related to the audits of our U.S. income tax returns and certain international payroll tax returns, the final determination of our income and payroll tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. Further, we have not made any provision in the accompanying consolidated financial statements for potential assessments by the IRS related to our U.S. payroll tax returns, primarily as it relates to stock option exercises, as the amount that we may have to pay is not currently estimable.

We may receive an assessment related to the audit of our U.S. income and payroll tax returns/international payroll tax returns that exceeds amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

We do not have an adequate history with our Siebel CRM OnDemand subscription model to predict the rate of the conversion of our sales pipeline, customer subscription renewals and the impact these renewals will have on our revenue or operating results.

We began offering Siebel CRM OnDemand, a hosted software application delivered as an online service, in the fourth quarter of 2003. Siebel CRM OnDemand is offered on a subscription basis, rather than as a perpetual license. Siebel CRM OnDemand customers have no obligation to renew their service subscriptions after the expiration of the initial subscription period and in fact, some former UpShot customers have elected not to renew their subscriptions. In addition, our customers may renew their service for fewer users. Because the fee structure for Siebel CRM OnDemand is based on the number of users, this could reduce our revenue generated from this service. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their inability to continue their operations and/or spending levels. If our customers do not renew their subscriptions for our service, our expectations regarding future revenues from this new product offering may be incorrect, which could adversely affect our business, financial condition or results of operations. Further, we do not have an adequate operating history related to this subscription model to effectively estimate expense assumptions and thus we may not be able to adequately predict profitability of this business. Further, we currently expect to invest significantly more in our Siebel CRM OnDemand business model than we expect to realize in revenues from this hosted service in 2004.

The market for Siebel CRM OnDemand and on-demand application services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on-demand or "hosted" application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for CRM, in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, if the demand for our Siebel CRM OnDemand service does not materialize as expected, our ability to recover our investment in UpShot Corporation, referred to herein as UpShot, may be impaired. As of December 31, 2003, we have approximately $58.6 million of goodwill and $7.4 million of amortizable intangibles related to UpShot.

Interruptions or delays in our Siebel CRM OnDemand service from our third-party hosting partners could impair the delivery of our service and harm our business.

We have entered into strategic relationships with hosting partners, including IBM and British Telecom, to provide our CRM OnDemand service through computer hardware located at the facilities of these third parties. We do not control the operation of these facilities, which could be subject to damage or interruption from a variety of sources, including earthquakes, fires, power loss, telecommunications failures and similar events. The occurrence of one of these events or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, the failure by one of our hosting partners to provide the required data communications capacity could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates.

If our security measures are breached and an unauthorized party obtains access to a customer's data, our Siebel CRM OnDemand service may be perceived as being insecure and customers may curtail or stop using our service.

Our Siebel CRM OnDemand service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose existing customers and our ability to obtain new customers.

We may not successfully complete the integration of our recent acquisition of UpShot Corporation into our Siebel CRM OnDemand business model.

In order to expedite our entrance into the hosted CRM market, we acquired UpShot in November 2003. The integration of UpShot into a fully integrated Siebel OnDemand business model will take time and the remaining integration work may be difficult, time consuming, particularly in light of this being a new business model. The combined company must successfully complete its integration of, among other things, certain product and service offerings, product development, sales and marketing, administrative and customer service functions, and management information systems. In addition, we must retain the key management, key employees, customers, distributors, vendors and other business partners of both companies in order to achieve certain desired synergies. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company's business. If we do not successfully complete the integration of the operations of UpShot in a timely manner, or at all, the combined company may not realize the anticipated benefits of the acquisition to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We need to successfully integrate our other acquisitions.

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

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of any acquisition or investment. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products acquired from these companies into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

We may not be able to successfully implement our 2002 and 2003 Restructurings, and such efforts may adversely impact our ability to retain and attract future employees.

During 2002 and 2003, we completed a restructuring of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities (collectively the "2002 and 2003 Restructurings"). As part of the 2002 and 2003 Restructurings, we ceased to use certain of our leased facilities. The removal of these facilities from our operations will require us to negotiate certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our Restructuring and related expenses in future periods. In addition, the 2002 and 2003 Restructurings may not achieve all of the benefits we currently anticipate or on the timetable contemplated.

Workforce reductions, including the ones we completed in 2002 and 2003, could result in a lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by the 2002 and 2003 Restructurings. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our business may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through 2003, our revenues have declined as a result of deterioration in the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the continued deterioration in the information technology industry, management completed the 2002 and 2003 Restructurings. The 2002 and 2003 Restructurings have particular risks, many of which are discussed above under "We may not be able to successfully implement our 2002 and 2003 Restructurings, and such efforts may adversely impact our ability to retain and attract future employees." In addition, if we return to growth in the future, that growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business.

Rapid change will require us to manage the size of our employee base, particularly our direct sales force and global support staff.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base, particularly our direct sales force and technical and global services staff, to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force and technical and sales support staff. Although we currently invest sufficient resources in our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and global services personnel. We may not be able to expand our direct sales force and technical support staff as necessary to support our operations.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices or our earnings may be affected.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently account for the issuance of stock options under APB No. 25 "Accounting for Stock Issued to Employees." However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," and retroactively restate prior periods as if we had adopted these standards for all periods presented, then our cost of revenues and operating expenses would have increased by approximately $449.1 million for fiscal 2003. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, IBM Corporation and BearingPoint, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as Hewlett-Packard, Microsoft and Sun Microsystems, among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

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

A majority of our software license revenues in 2003 are attributable to sales of our CRM applications, particularly Siebel Sales, Siebel Service, Siebel Call Center, Siebel Interactive Selling and related products. We have also expanded our product offerings to include Siebel Analytics, Siebel Employee Relationship Management, Universal Application Network and Siebel CRM OnDemand. We expect that our CRM applications and our recent product offerings, along with the related consulting, maintenance and training services, will continue to account for a majority of our future revenues. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, financial condition or results of operations.

Our software license revenue is dependent on our ability to enter into significant software license transactions with new and existing customers.

Our success depends on gaining new customers and maintaining relationships with our existing customers. In particular, if the number of software license transactions and the average size of these transactions decrease, our software license revenue may be negatively impacted. Both the number of transactions generating software license revenues and the average size of these transactions have declined over the past two years. Specifically, the number of transactions generating software license revenues greater than $5 million has decreased from 32 transactions in 2001 and 23 transactions in 2002, to 12 transactions in 2003. In addition, the average size of these transactions has decreased in each of the last two years from $414,000 in 2001 and $374,000 in 2002, to $335,000 in 2003. Consequently, our software license revenue also decreased in both 2002 and 2003. The failure to enter into significant software license transactions with new and existing customers could have a material adverse effect on our business, financial condition or results of operations. No single customer has accounted for 10% or more of our software license revenues in 2001, 2002 or 2003.

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

Siebel eBusiness Applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. Additionally, expansion in the sales of our service depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by "viruses," "worms," and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products.

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

If the Web-based applications market fails to grow, our business, operating results and financial condition could be materially and adversely affected. The market for Web-based applications software is relatively new, highly competitive and rapidly changing. We market our products primarily to customers who have migrated or are in the process of migrating their enterprise computing systems to Web-based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting Web-based computing environments.

To be successful, we must effectively compete in the business applications market.

Our products target the market for business applications software. This market is highly competitive, rapidly changing, and significantly affected by new product introductions and the market activities of other industry participants. Our products are specifically targeted at the market for customer, partner and employee relationship information systems, as well as the markets for analytics and application integration. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as other application software providers that offer a variety of products and services designed to address these markets. We believe that most customer deployments have been the result of large internal development projects, custom solutions from systems integrators, or the application of personal and departmental productivity tools to the global enterprise. We may not be able to compete successfully against such internal development efforts.

Beginning in 2001 and continuing throughout the first half of 2003, the global economy impacted the competitive dynamics of the business applications market in which we compete in a variety of ways. Specifically, our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long term total cost of ownership, which includes the cost of the license and the related professional services, such as implementation, training, and technical support. With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success depends on our ability to adequately communicate the relative capabilities of our products, the total cost of ownership of the various alternative solutions (i.e., versus the cost of only the license), and the total return on investment of each of the various alternatives.

The following is discussion of each of the individual competitive environments in which we operate:

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

Other Competitors

A large number of personal, departmental, and other products exist in the business applications market. Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or the prospective customer's industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; ONYX Software Corporation; Pivotal Corporation; Salesforce.com, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, which compete in a majority of our product lines.

Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; a broader product offering; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

There are many factors that may increase competition in the business systems market, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or among systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, financial condition, or results of operations. We may not be able to compete successfully against current and future competitors or competitive pressures faced by us may materially and adversely affect our business, financial condition or results of operations.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. We have, in the past, been forced to delay the commercial release of products until the software problems have been corrected. We could lose revenues as a result of software viruses, errors or defects, including defects in third-party products with which our products work. Our products are intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.

Our performance depends on the continued service of our key technical, sales and senior management personnel, particularly Thomas M. Siebel, our Chairman and CEO. Our key employees have not entered into employment agreements with us. The loss of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. In recent years, we have had members of our senior management announce their retirement or departure from our company. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our ongoing operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices.

We periodically have restructured our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes and other internal considerations. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2003. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; the gain or loss of significant orders; changes in earning estimates by analysts; changes in our revenue and/or earnings expectations as announced in our earnings call; announcements of technological innovations or new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the software and computer industries; the recent lack of confidence in corporate governance and accounting practices; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Provisions in our charter documents may prevent certain corporate actions.

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc., and 100,000 shares have been designated as Series A2 Junior Participating Preferred Stock, which was authorized in connection with a stockholders' rights plan that we implemented in January 2003. Please refer to Note 7 to the accompanying consolidated financial statements for a more detailed description of the Series A1 Preferred Stock and Series A2 Junior Participating Preferred Stock. Additional shares of preferred stock could be authorized or issued with voting, liquidation, dividend and other rights superior to those of the common stock.

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

The following table summarizes as of December 31, 2003, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract Amount   Contract        Fair
                                             (Local Currency)   Amount     Value (US$)
                                             ----------------  ---------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...................     (AUD) 12,342   US$8,604  $       (456)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)......................     (BRL) 23,489   US$7,866  $         10

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)......................      (GBP) 7,116  EUR 10,027 $         83

Canadian dollar ("CAD") (contracts to
  pay CAD/receive US$)......................      (CAD) 6,663   US$5,093  $        (28)

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$)......................  (YEN) 1,383,836  US$12,661  $       (325)

Korea won ("KRW") (contracts to
  pay KRW/receive US$)......................    (KRW) 709,200     US$591  $          1

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$)...................     (MXN) 13,500   US$1,219  $         29

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)...................      (SGD) 5,723   US$3,345  $         20

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR)...................     (CZK) 50,900  EUR 1,590  $        (37)

Euro ("EUR") (contracts to receive
  EUR/pay US$)..............................    (EUR) 188,150  US$220,665 $     13,877

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)......................     (SEK) 14,330  EUR 1,595  $        (39)

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)......................      (CHF) 5,658  EUR 3,629  $         16

The following table summarizes our short-term investments and the weighted average yields, as of December 31, 2003 (in thousands, except percentages):

                                                            Expected Maturity Date
                                    -----------------------------------------------------------------------------
                                      2004       2005       2006       2007       2008    Thereafter     Total
                                    ---------  ---------  ---------  ---------  --------  ----------  -----------
US Treasury and Agency securities..  $82,536   $182,927   $106,857     $7,105    $6,540          --     $385,965
  Weighted average yield...........     1.34%      1.62%      2.31%      2.79%     3.33%

Corporate bonds....................  $99,399   $198,663   $252,696    $85,552   $29,705          --     $666,015
  Weighted average yield...........     1.56%      1.92%      2.24%      3.00%     3.55%

Asset-backed securities............ $111,827   $157,018   $103,764     $5,239    $1,030      $8,816     $387,694
  Weighted average yield...........     1.57%      2.16%      2.88%      2.04%     2.45%       2.23%
                                    ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments....... $293,762   $538,608   $463,317    $97,896   $37,275      $8,816   $1,439,674
                                    =========  =========  =========  =========  ========  ==========  ===========

As of December 31, 2003, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,439.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2003, the fair value of the portfolio would decline by approximately $23.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We have historically made our internal controls over financial reporting a high priority and continue to do so. Our Internal Controls Committee, comprised primarily of senior financial and legal personnel, assists us in ensuring that our internal controls over financial reporting are complete, accurate and appropriately documented. In addition, our internal audit department reviews and tests our internal controls in order to ensure that the internal controls are designed appropriately and are operating as designed. The Sarbanes-Oxley Act of 2002 ("SOX") and resulting rules adopted by the Securities and Exchange Commission ("SEC") served as a catalyst for us to formalize many of our processes, controls and procedures that we have instituted to ensure proper financial reporting. The following is a summary of the procedures that we have undertaken with respect to Section 302 of SOX ("Section 302") and Section 404 of SOX ("Section 404").

Section 302

Attached as Exhibits 31 and 32 to this annual report are two separate forms of certifications of our CEO and CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The information contained below relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of December 31, 2003 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below under Section 404, our Disclosure Controls are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Exchange Act.

Our CEO and CFO note that during 2003, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Section 404

Under Section 404, we are required to document all of our internal controls over business and financial processes and procedures that may affect our reported financial results. In addition, when fully adopted, we will issue a report on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal controls over financial reporting are effective. In addition, our independent auditors will perform an attestation, which is similar to an audit, of our internal controls and provide an assessment of those controls over financial reporting.

Responsibility for Disclosure and Internal Controls

Our management, including the CEO and CFO, has the responsibility of establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal controls are a set of processes designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that:

    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Scope of Our Controls Evaluation Under Section 404

As of December 31, 2003, we have substantially completed the documentation and testing of our significant business and financial process and procedures, representing approximately 50 individual processes, which may materially impact our reported financial and operating results. In addition, our management and internal audit department have completed their review of these policies and procedures and our internal audit department has completed their testing of our compliance with and the adequacy of these policies and procedures.

Our evaluation of our Disclosure Controls and our Internal Controls included a formal documentation and review of the controls' objectives and design, along with our controls' implementation and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for our controls evaluation generally and because item 5 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the annual report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to initiate, record, process, or report external financial data reliably in accordance with GAAP. A significant deficiency could be a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected. A "material weakness" is defined in auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports and annual report. Our Internal Controls are also evaluated on an on-going basis by our internal audit department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Evaluation of Our Disclosure Controls and Internal Controls Under Section 404

Based upon our management's review and our internal audit department's testing of our internal controls, we believe that our internal controls provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We believe we are well positioned to be in compliance with Section 404 when all provisions of Section 404 are effective, including our ability to issue a report on our internal controls and obtain an attestation report on our internal controls from our auditors.

While we believe our controls provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements, we have not included the report by management on our internal controls as contemplated by Section 404 (currently effective at the end of 2004 for calendar year end companies) in this annual report. We have chosen not to do so, as the SEC and other regulatory agencies are still in the process of determining the exact standards required under Section 404 in order for us to be in a position to issue such report. For example, we utilize a third party service company to process our payroll. While we have many controls that we believe supplement the controls at the third party service provider, it is currently unclear as to what level of assurance the SEC and other regulatory agencies will require regarding the internal controls of these third party service providers. We believe it is prudent to wait to issue a formal report on our internal controls until such time as the standards for these third parties are established and a more complete framework regarding such management report is established. Based on the procedures performed as of December 31, 2003, we believe we are well positioned to issue the report on management's assessment of our internal controls for 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Executive Officers

The following sets forth certain information regarding our executive officers as of March 8, 2004, and their ages as of such date:

Name Thomas M. Siebel Patricia A. House R. David Schmaier Kenneth A. Goldman Edward Y. Abbo Carlos Y. Chou Gary W. Hanna Mark D. Hanson Herbert D. Hunt Steven M. Mankoff Mark E. Sunday Neil M. Weston	Age 51 49 40 54 39 42 43 43 56 42 49 55

Position
Chairman and Chief Executive Officer
Vice Chairman, Co-Founder and Vice President, Strategic Planning
Executive Vice President
Senior Vice President, Finance and Administration and Chief Financial Officer
Senior Vice President, Technology and Chief Technology Officer
President, Asia Pacific
President, Americas Sales
Senior Vice President, Corporate Development
Senior Vice President, Global Services
Senior Vice President, Technical Services
Senior Vice President, Information Technology and Chief Information Officer
President, EMEA Sales

Thomas M. Siebel has served as our Chairman and CEO since our inception in July 1993. From July 1993 until May 1999, Mr. Siebel also served as our President. Mr. Siebel was elected to serve on our Board of Directors through our 2005 Annual Meeting of Stockholders.

Patricia A. House has been with Siebel Systems since our inception in July 1993 and has served as our Vice Chairman, Co-Founder and Vice President, Strategic Planning since January 2001. From February 1996 to January 2001, she served as our Co-Founder and Executive Vice President and from July 1993 to February 1996 as our Co-Founder and Senior Vice President, Marketing. Ms. House currently serves on the board of directors of Levi Strauss & Co. Ms. House was elected to serve on our Board of Directors through our 2006 Annual Meeting of Stockholders.

R. David Schmaier has served as our Executive Vice President since January 2001. Mr. Schmaier served as our Senior Vice President, Products from January 1998 to January 2001 and as our Vice President, Product Marketing from October 1995 to January 1998. Mr. Schmaier joined us in 1994 as Director, Product Marketing.

Kenneth A. Goldman has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since August 2000. From July 1996 to July 2000, Mr. Goldman served as Executive Vice President of Finance and Chief Financial Officer of Excite@Home, Inc. From 1992 to 1996, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Sybase, Inc. Mr. Goldman serves on the board of directors of Juniper Networks, Inc. Mr. Goldman was a member of FASAC (the Financial Accounting Standards Board Advisory Counsel) from December 1999 through December 2003.

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

Carlos Y. Chou has served as our President, Asia Pacific Sales since January 2004. Mr. Chou served as our President, Siebel Systems Japan from March 2002 to January 2004, and as a Vice President in our Alliances and Channels groups from November 1999 to March 2002. Mr. Chou joined us in September 1999 as a General Manager in Sales for our Asia Pacific and Latin America regions. Prior to joining us, Mr. Chou worked at Oracle Corporation from 1994 to 1999, where he held senior management positions in applications sales, including Vice President CRM Global Strategic Sales from November 1998 to August 1999.

Gary W. Hanna has served as our President, America Sales since January 2004. Mr. Hanna has served in a variety of sales management positions since joining the Company in 1997, including Vice President from January 2002 to January 2004 and Regional Manager from December 1997 to January 2002. Prior to joining the Company, from 1989 to 1997, Mr. Hanna worked in a variety of sales management positions at Oracle Corporation.

Mark D. Hanson has served as our Senior Vice President, Corporate Development since January 2001. Mr. Hanson also served as our Senior Vice President, Investor Relations from October 2002 to October 2003 and as our Vice President, Corporate Development from December 1998 to January 2001. From 1984 to March 1998, Mr. Hanson served in a variety of senior management positions in the high technology industry, including positions at Visigenic Software, Inc.; Sybase, Inc.; Macromedia, Inc.; and Informix Software.

Herbert D. Hunt has served as our Senior Vice President, Global Services since November 2003 and served as Vice President, Global Services and Chief Technical Officer from September 2001 to November 2003. From 1969 to September 2001, Mr. Hunt served in a variety of sales and services executive positions at IBM. Mr. Hunt's last position at IBM was Vice President, World Wide CRM Reengineering and Business Processes.

Steven M. Mankoff has served as our Senior Vice President, Technical Services since January 2001 and served as our Vice President, Technical Services from March 1998 to December 2000. From October 1994 to February 1998, Mr. Mankoff held a variety of senior services positions within Siebel Systems.

Mark E. Sunday has served as our Senior Vice President, Information Technology and Chief Information Officer since January 2002, and served as our Vice President, Information Technology and Chief Information Officer from August 1999 to January 2002. Prior to joining the Company, from August 1989 to August 1999, Mr. Sunday served in a number of information technology leadership positions, including Chief Information Officer, Semiconductor Products Sector, at Motorola, Inc., an electronics and communications equipment company.

Neil M. Weston has served as our President, EMEA Sales since January 2004. From October 2002 to December 2003, Mr. Weston served as President, Global Sales with eWise Systems, a supplier of account aggregation software. From September 2001 to September 2002, Mr. Weston served as Vice President, Asia Pacific with Vignette Corporation, a supplier of content management software. From May 1997 to July 2001, Mr. Weston served in a variety of sales management positions with Siebel Systems, including Vice President from May 2000 to July 2001 and Managing Director, United Kingdom from May 1997 to May 2000.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of our common stock as of December 31, 2003. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

(b) Directors

The following sets forth certain information regarding our Board of Directors as of March 8, 2004, and their ages as of such date:

Name Thomas M. Siebel Patricia A. House C. Scott Hartz Charles R. Schwab George T. Shaheen James C. Gaither Marc F. Racicot Eric E. Schmidt, Ph.D.	Age 51 49 57 66 59 66 55 49	Position Chairman Vice Chairman Director (1) Director (2) Director (1) Director (1) (3) Director (2) (3) Director (2) (3)

(1)   Member of the Audit Committee of the Board of Directors.
(2)   Member of the Compensation Committee of the Board of Directors.
(3)   Member of the Corporate Governance and Nominating Committee of the Board of Directors.

Directors Continuing in Office until the 2004 Annual Meeting of Stockholders

C. Scott Hartz has served as a Director of Siebel Systems since July 2003. From 1995 to January 2002, Mr. Hartz served as Chief Executive Officer of PwC Consulting, one of the world's largest consulting organizations, where he held various positions since 1970. Mr. Hartz serves on the board of directors of Erie Indemnity Company, a provider of management services to the member companies of the Erie Insurance Group, and is a managing partner of Spire Capital Group LLC, where he focuses on the commercialization of early-stage technologies from universities and government and private research institutions. He also serves on The Wharton School's Graduate Executive Board and Lehigh University's Business School Advisory Board. Mr. Hartz also serves on the Greater Philadelphia Advisory Board of the Salvation Army. Mr. Hartz was named one of Consulting Magazine's "Top 10 Most Influential Consultants" in 1999 and 2000. Mr. Hartz received a B.S. degree in Economics from Lehigh University and an MBA degree from The Wharton School at the University of Pennsylvania.

Charles R. Schwab has served as a Director of Siebel Systems since October 1994. Since November 1997, Mr. Schwab has been the Chairman of The Charles Schwab Corporation, a brokerage firm that he founded in 1971. Mr. Schwab also served as The Charles Schwab Corporation's Co-Chief Executive Officer from 1997 to 2003 and as its Chief Executive Officer from 1987 until 1997. Mr. Schwab also serves as a director of The Gap, Inc. and is Co-Founder and Chairman of the Schwab Foundation for Learning and Chairman of All Kinds of Minds Institute. Mr. Schwab received a B.A. in Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.

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

Directors Continuing in Office until the 2005 Annual Meeting of Stockholders

Thomas M. Siebel. Mr. Siebel's biography is incorporated by reference from Item 10(a) of this annual report above.

James C. Gaither has served as a Director of Siebel Systems since February 1994. Since July 2000, Mr. Gaither has been a Managing Director of Sutter Hill Ventures, a Silicon Valley based venture capital firm. From February 1994 to April 1998, Mr. Gaither served as Secretary of the Company. From 1971 to 2000, Mr. Gaither was a Partner of, and from 2000 to 2003 served as Senior Counsel to, the law firm Cooley Godward LLP. Prior to beginning his law practice with the firm in 1969, he served as law clerk to The Honorable Earl Warren, Chief Justice of the United States; Special Assistant to the Assistant Attorney General in the U.S. Department of Justice; and Staff Assistant to the President of the United States, Lyndon Johnson. Mr. Gaither is a former president of the Board of Trustees at Stanford University and is a former member of the Board of Trustees of the Carnegie Endowment for International Peace and RAND. He is currently on the boards of The William and Flora Hewlett Foundation and the Carnegie Endowment for International Peace, and serves as the Chairman of the Board of The James Irvine Foundation. Mr. Gaither is a member of the board of directors of nVidia Corporation and Levi Strauss & Co. Mr. Gaither has also served as Chairman of the Stanford Board of Trustees. Mr. Gaither received a B.A. in Economics from Princeton University and a J.D. from Stanford University.

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

Directors Continuing in Office until the 2006 Annual Meeting of Stockholders

Patricia A. House. Ms. House's biography is incorporated by reference from Item 10(a) of this annual report above.

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

Code of Ethics

We have adopted the Siebel Systems, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply. The Code of Conduct is publicly available on our website under Investor Information at the following URL:

http://www.siebel.com/about/investor_information/corporate_governance/

If any substantive amendments are made to the Code of Conduct or we grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K, as required by applicable laws.

Committees of the Board of Directors

The Board of Directors has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the applicable laws and regulations regarding "independence" and that each member is free of any relationship that would interfere with his individual exercise of independent judgment. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

During 2003, the Board of Directors held six meetings and acted by unanimous written consent four times. The Board of Directors has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee currently consists of Messrs. Gaither, Hartz and Shaheen. The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; our independent auditor's qualifications and performance of our internal audit function and independent auditors. The Audit Committee has the authority to discuss with management and the independent auditor the periodic financial statements, earnings guidance and press releases, our risk assessment and management policies, any audit problems or difficulties and management's response thereto; resolve financial reporting conflicts and disagreements between management and the independent auditors; determine the engagement and compensation of the independent auditors; approve the retention of the independent auditors to perform any proposed permissible non-audit services; monitor the rotation of partners of the independent auditors on the engagement team as required by law; review our financial reporting and accounting standards and principles and significant changes thereto; review and approve internal audit staff functions and our internal system of financial controls and the results of internal audits; review the auditors' report on our financial statements and annually review all relationships between the independent auditor and us; prepare and review the Audit Committee report included in our proxy statement filed with the Securities and Exchange Commission; set hiring policies of employees or former employees of our independent auditor; review and investigate any matters pertaining to the integrity of management including conflicts of interest, related-party transactions or adherence to standards of business conduct as required by our internal policies and the law; and establish procedures for the handling of complaints regarding accounting, internal accounting controls or auditing matters.

The Board of Directors has determined that Messrs. Hartz and Shaheen are audit committee financial experts (as currently defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002) and all members of the Audit Committee are independent (as independence is defined in Rules 4350(d)(2)(A)(i) and (ii) of the NASD listing standards). We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq National Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The Audit Committee met fourteen times during 2003 and acted by unanimous written consent once. The Audit Committee has adopted a written charter, which is publicly available on our website under Investor Information at the following URL:

http://www.siebel.com/downloads/about/pdf/audit_committee_charter.pdf

Compensation Committee

Our Compensation Committee currently consists of Messrs. Schmidt, Schwab and Racicot. The committee carries out the Board of Directors' overall responsibility related to executive compensation; assists the Board of Directors in developing and evaluating executive candidates and the development of executive succession plans; reviews and approves the evaluation process and compensation structure of our officers and other senior management; evaluates the performance and approves the compensation of our senior executive officers; reviews and approves the compensation and other terms of employment of our CEO; maintains regular contact with the Company's leadership; and prepares and reviews the Compensation Committee report included in the proxy statement. The compensation committee also has full power and authority to administer our incentive compensation and other stock-based plans, bonus plans, pension and profit sharing plans and other compensation-related plans.

We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq National Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The Compensation Committee met twice during 2003 and acted by unanimous written consent eight times. The Compensation Committee has adopted a written charter, which is publicly available on our website under Investor Information at the following URL:

http://www.siebel.com/downloads/about/pdf/compensation_committee_charter.pdf

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Messrs. Gaither, Racicot and Schmidt. The Nominating and Corporate Governance Committee oversees all aspects of our corporate governance functions on behalf of the Board of Directors; identifies, reviews and evaluates candidates to serve as members of the Board of Directors; reviews the Board of Directors' committee structure and recommends directors to serve as committee members; makes recommendations to the Board of Directors regarding corporate governance issues; develops, recommends and oversees a periodic self-evaluation process for the Board of Directors and its committees; and makes such other recommendations to the Board of Directors regarding affairs relating to the members of the Board of Directors, including director compensation and benefits.

Our Board of Directors has adopted a process by which stockholders may communicate with it or any of its members regarding nominations of directors or other matters. Stockholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to the Corporate Secretary at our principal offices, 2207 Bridgepointe Parkway, San Mateo, California 94404. All stockholder communications that are received for the attention of the Board of Directors will be compiled by the Corporate Secretary and submitted to the Nominating and Corporate Governance Committee on a periodic basis. Nominations of directors or other matters put forth by our stockholders will be reviewed by the Nominating and Corporate Governance Committee, who will determine whether these matters should be presented to the Board of Directors. The Nominating and Corporate Governance Committee will give serious consideration to all such matters and make its determination on matters to be presented to the Board of Directors in accordance with its charter and applicable laws.

We believe that the composition of our nominating and corporate governance committee meets the requirements for independence under, and the functioning of our nominating and corporate governance committee complies with, any applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq National Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The Nominating and Corporate Governance Committee met twice during 2003 and acted by unanimous written consent once. The Nominating and Corporate Governance Committee has adopted a written charter, which is publicly available on our website under Investor Information at the following URL:

http://www.siebel.com/downloads/about/pdf/nom_corp_gov_com.pdf

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: Messrs. Abbo and Hunt each filed his initial report of ownership late.

Item 11. Executive Compensation

(a) Compensation of Executive Officers

Summary Compensation Table

The following table provides information for 2001, 2002 and 2003 regarding the compensation awarded or paid to, or earned by, our CEO and each of our four most highly compensated executive officers and a former officer who would have been listed but for the fact that he was no longer an executive officer as of December 31, 2003. We refer to these individuals elsewhere in this annual report as "Named Executive Officers."

                                                                                                                Long-term
                                                                                                               Compensation
                                                                                                                  Awards
                                                                                                                -----------        All
                                                                                Annual Compensation             Securities        Other
                                                                  --------------------------------------------  Underlying       Compen-
    Officer Name                        Position                   Year    Salary (1)     Bonus      Other (2)  Options (#)     sation (4)
---------------------   ----------------------------------------  ------  -----------  -----------  ----------  -----------   ------------
Thomas M. Siebel        Chairman and CEO                           2003   $        1   $1,250,000   $      --           --     $       --
                                                                   2002            1           --          --           --             --
                                                                   2001            1           --          --    7,950,000 (3)         --

R. David Schmaier       Executive Vice President                   2003      500,000    1,000,000          --      300,000             --
                                                                   2002      400,000      500,000          --           --             --
                                                                   2001      429,167           --          --    1,330,000             --

Kenneth A. Goldman      Senior Vice President, Finance             2003      400,000      425,000          --      250,000             --
                          and Administration and                   2002      320,000      200,000          --           --      2,775,000
                          Chief Financial Officer                  2001      343,333           --          --    2,170,000             --

Edward Y. Abbo          Senior Vice President, Technology          2003      300,000      500,000          --      250,000             --
                          and Chief Technology Officer             2002      200,000      250,000          --           --        370,000
                                                                   2001      214,583           --          --      290,000             --

Steven M. Mankoff       Senior Vice President,                     2003      300,000      500,000          --      250,000             --
                           Technical Services                      2002      200,000      250,000          --           --        370,000
                                                                   2001      214,583           --          --      640,000             --

  The salaries of certain of our executives were reduced by 20% in April 2001 as part of our cost control initiatives. Effective January 1, 2003, the salaries of these executives were returned to the levels prior to the reduction in April 2001.

  In accordance with SEC rules, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lower of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the fiscal year.

  This stock option grant was cancelled in full, at the request of Mr. Siebel, in January 2003.

  Amounts set forth under "All Other Compensation" represent 316,350, 42,180 and 42,180 shares of our common stock issued to Mr. Goldman, Mr. Abbo and Mr. Mankoff, respectively, as part of the consideration received in connection with the 2002 tender offer to repurchase certain stock options with exercise prices greater than $40 per share.

  Certain of these shares were subject to a holding period of up to four years. During the holding period, these officers are prohibited from selling, transferring, making a short sale, granting any option to purchase or entering into any hedging transaction with the same economic effect as the sale of such shares during the holding period. As of December 31, 2003, Mr. Goldman, Mr. Abbo and Mr. Mankoff have a total of 180,978, 21,449 and 21,449 shares of our common stock, respectively, which remain subject to the holding period.

Stock Option Grants in the Year Ended December 31, 2003

We grant stock options to our executive officers and directors under the 1996 Plan, which is scheduled to terminate on May 16, 2006. As of December 31, 2003, stock options to purchase a total of 51.9 million shares were outstanding under the 1996 Plan, and stock options to purchase 71.5 million shares remained available for grant under this plan. We grant options to our other employees under the 1998 Plan. As of December 31, 2003, stock options to purchase a total of 90.9 million shares were outstanding under the 1998 Plan, and options to purchase 120.8 million shares remained available for grant under this plan. The information related to the summary of the 1998 Plan is incorporated by reference from the section entitled "Section VI. Equity Compensation Plan Information" in Item 7 of this annual report.

The information related to stock options granted to our Named Executive Officers during 2003 is incorporated by reference from the section entitled "Section V. Executive and Director Stock-Based Compensation" in Item 7 of this annual report.

Aggregated Stock Option Exercises for the Year Ended December 31, 2003, and Stock Option Values as of December 31, 2003

The information required by this Item is incorporated by reference from the section entitled "Section V. Executive and Director Stock-Based Compensation" in Item 7 of this annual report.

Employment, Severance and Change of Control Agreements

We do not have any employment, severance or change of control agreements with any Named Executive Officer.

(b) Compensation of Directors

The information required by this Item is incorporated by reference from the section entitled "Section V. Executive and Director Stock-Based Compensation" in Item 7 of this annual report.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2003, our Compensation Committee consisted of Drs. Eric E. Schmidt and A. Michael Spence and Mr. Marc C. Racicot. Effective March 1, 2004, Dr. Spence resigned from the Board of Directors and the Compensation Committee, and Mr. Charles R. Schwab was appointed to the Compensation Committee. The Compensation Committee is currently comprised of Dr. Schmidt and Messrs. Schwab and Racicot. No member of this Committee was at any time during the year ended December 31, 2003, or at any other time an officer or employee of Siebel Systems. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors.

See "Item 13. Certain Relationships and Related Transactions" for a description of transactions between us, members of the Compensation Committee and/or entities affiliated with members of the Compensation Committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Our Board of Directors has delegated to the Compensation Committee of the Board (the "Committee") the power and authority to review, modify and approve the overall compensation strategy and policies for the Company. As of the last fiscal year, our Committee consisted of Drs. Eric E. Schmidt and A. Michael Spence and Mr. Marc F. Racicot. Effective March 1, 2004, Dr. Spence resigned from the Compensation Committee, and Mr. Charles R. Schwab was appointed to the Compensation Committee. The Committee is currently comprised of three non-employee directors: Dr. Schmidt and Messrs. Schwab and Racicot. The Committee is responsible for, among other things: (i) reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management, based upon our business needs and consistent with the interests of our stockholders; (ii) administering our executive compensation plans, programs and policies; (iii) monitoring corporate performance and its relationship to compensation of executive officers; and (iv) making appropriate recommendations to the Board concerning matters of executive compensation.

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

  We pay base salaries that are generally competitive with other leading high technology companies with which we compete for personnel. To ensure that our salaries are sufficient to attract and retain highly qualified executives and other key employees, we regularly compare salaries with those of our competitors (including using independent compensation consultants and surveys) and set salary parameters based on this review;

  We pay cash bonuses based on the achievement of specific operating goals and discretionarily based on high levels of performance; and

  We provide our executive officers and key employees with equity-based incentives pursuant to our 1996 Equity Incentive Plan, 1998 Equity Incentive Plan and Employee Stock Purchase Plan in order to motivate them to achieve our long-term goals and to align their interests with those of our non-employee stockholders.

In 2002, we retained an independent human resource consulting firm to conduct a global benefits and compensation review. As a result of the findings of this study, at the beginning of 2003, we launched a compensation initiative that we believe will continue to attract top talent. Our base salaries on average are at or above industry averages, and total cash compensation on average is targeted at or above the industry averages. Under restructured discretionary bonus and stock option programs, potential awards are tied to individual and corporate performance.

In addition, we have significantly realigned our business and restructured our equity and other compensation programs to serve the best interests of our stockholders. These actions included:

  The salaries of executives with the title of Senior Vice President and above were maintained in 2002 at levels which had been reduced by 20% in April 2001. Effective January 1, 2003, the salaries of these executives were returned to the levels prior to the reduction in April 2001.
  The salary of our CEO has been maintained at annual salary of $1 for 2001, 2002 and 2003.
  In 2002, we adjusted our compensation structure to reduce the guidelines regarding the number of stock options issued to our employees.
  In September 2002, we completed the Option Repurchase, under which approximately 28.1 million shares underlying employee stock options were cancelled in exchange for common stock or cash.
  In January 2003, we cancelled for no consideration approximately 26.0 million shares subject to stock options held by our Chairman and CEO, Thomas M. Siebel, at his request. These stock options represented all options that had been granted to Mr. Siebel during the past four years, including all options granted to him from October 1998 through October 2001 (the date of his last option grant).
  Since March 2003, all of our stock options have been granted with terms of six years. Prior to that time, our stock option grants generally had terms of ten years.

Cash Compensation

Base Salary

The Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other leading high technology companies with which we compete for personnel. Base salary represents the fixed component of the executive compensation program. Our philosophy regarding base salaries is to be at or above the comparable industry median. Base salary levels are established based on an annual review of published executive salary levels at high technology companies with comparable revenues and on the basis of individual performance. The industry group index shown on the Performance Measurement Comparison Graph included in this annual report includes many of the larger software companies included in our compensation survey. Periodic increases in base salary are the result of individual contributions evaluated against established annual and long-term performance objectives and an annual salary survey of high technology companies with comparable revenues.

Cash Bonuses

Cash bonus awards are designed to reward our executives and other senior managers for assisting us in achieving our operational goals through exemplary individual performance. Bonuses, if any, are linked to both the achievement of specified individual and corporate goals as well as a review of personal performance, which is determined at the discretion of the Committee.

In January 2004, the Committee reviewed Siebel Systems' corporate performance goals. These goals were comprised of five broad objectives: (i) operate a cash-positive, profitable business, including the restructuring of our operations; (ii) maintain and improve customer satisfaction levels; (iii) maintain and improve our market leadership; (iv) maintain our product leadership in business applications software, including releasing the latest version of our products and the introduction of Siebel CRM OnDemand, our hosted software service; and (v) continue to develop solutions for our customers that lower the total cost of integrating software applications.

In reviewing our 2003 performance goals, the Committee noted that revenue levels stabilized in mid 2003 and returned to sequential quarterly growth in the second half of 2003 and cost controls resulted in the further reduction of expenses in 2003. In particular, the Committee noted that we (i) achieved positive cash flows from operations in 2003 of $188.0 million, (ii) eliminated substantially all of our long-term debt with the redemption of the Debentures, (iii) achieved our targeted operating margin of 15% during the fourth quarter of 2003, in advance of expectations, (iv) maintained our customer satisfaction levels, (v) maintained our market share at comparable levels with those achieved in 2002 in the majority of product categories in which we operate, and (vi) continued our technology leadership in the customer relationship management market with the release of Siebel 7.5.3 in the third quarter of 2003 and the introduction of Siebel CRM OnDemand, our hosted software service, in the fourth quarter of 2003.

In February 2004, the Committee reviewed the 2003 corporate performance goals and determined that all of the goals had been achieved. Based on such achievement, the Committee awarded bonuses to its executive officers at amounts equal to or exceeding targeted bonus levels. Bonuses for our executive officers ranged from 85% to 200% of 2003 base compensation paid to such executive officers.

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

As total cash compensation for our executive officers is targeted to be competitive with high technology companies with comparable revenue, we have used stock options to incentivize, attract and motivate our executive officers. The goal of the Committee historically has been to provide equity compensation for executive officers, including the Chief Executive Officer, which equals or exceeds levels at comparable companies. However, during 2002 and 2003, we reduced our option grant guidelines such that equity compensation is competitive with that provided by high technology companies with comparable revenue. In addition, we maintained our option grant guidelines for existing employees (including our executive officers) at levels designed to correlate directly with each employee's individual performance. After considering the criteria relating to awarding stock options and general market conditions, the Committee determined to grant stock options to all of our executive officers, other than our CEO, in 2003 in recognition of their performance and future potential with us. Options granted to our executive officers vest over a five-year period and expire six years from the date of grant. See "Option Grants in the Year Ended December 31, 2003" for a summary of stock options granted to our Named Executive Officers.

Section 162(m) of the Internal Revenue Code (the "Code") limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee intends to satisfy the requirements for "performance-based compensation" with respect to compensation awarded to our Named Executive Officers whenever possible and to the extent then practicable.

Chief Executive Officer Compensation

The Committee uses the procedures described above in setting the annual salary, bonus and stock option awards for Thomas M. Siebel, our Chairman and CEO. At his request, during 2003, we maintained Mr. Siebel's reduced base salary level of $1. As discussed above, the Committee determined that the 2003 corporate performance goals had been achieved. The Committee concluded that Mr. Siebel was a very significant contributor in accomplishing these objectives and, accordingly, the Committee awarded Mr. Siebel a bonus of $1.25 million. At Mr. Siebel's request, the Committee did not grant any options to Mr. Siebel in 2003. Additionally, in January 2003, at Mr. Siebel's request, we cancelled 26.0 million stock option shares held by him for no consideration, as further described above. These stock options represented all options that had been granted to Mr. Siebel from October 1998 through October 2001 (the date of his last stock option grant). The total fair value (using the Black-Scholes option valuation model) of the 26.0 million stock option shares cancelled was approximately $56.1 million at the time of cancellation.

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

Compensation Committee

Marc F. Racicot
Eric E. Schmidt
Charles R. Schwab

Performance Measurement Comparison

This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 1998 for (i) our common stock; (ii) the Nasdaq Computer & Data Processing Index; and (iii) the S&P 500 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

                                            Cumulative Total Return
                             ------------------------------------------------------
                                                                 Nasdaq Computer
            Measurement           Siebel           S&P 500           and Data
            Period (1)       Systems, Inc. (1)    Index (2)     Processing Index (2)
         -----------------   ------------------  ------------   -------------------
            12/31/1998                 $100.00       $100.00               $100.00
            06/30/1999                  195.40        112.38                125.44
            12/31/1999                  495.03        121.04                219.99
            06/30/2000                  963.91        120.53                177.31
            12/31/2000                  797.05        110.02                101.25
            06/29/2001                  552.78        102.66                 96.18
            12/31/2001                  329.78         96.95                 81.54
            06/28/2002                  167.60         84.19                 59.79
            12/31/2002                   87.22         75.52                 56.23
            06/28/2003                  111.77         84.40                 63.55
            12/31/2003                  164.07         97.18                 74.08

  Assumes that $100.00 was invested on December 31, 1998, in our common stock, after giving effect to a 2-for-1 split of our common stock in each of November 1999 and September 2000, and at the closing sales price for our common stock on that date. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

  Assumes that $100.00 was invested on December 31, 1998, in each index and that all dividends were reinvested. The Nasdaq Computer & Data Processing Index is calculated by the Center for Research in Securities Prices. The S&P 500 Index is calculated by Standard & Poor's, a division of the McGraw-Hill Companies, Inc.

From our initial public offering in June 1996 to December 31, 2003, the price of our common stock has increased from $1.06 to $13.92 per share as of December 31, 2003, an increase of approximately 1,200%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of December 31, 2003 by: (i) each director; (ii) each Named Executive Officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock:

                                           Amount and
                                           Nature of
                                           Beneficial    Percent
Name and Address of Beneficial Owner (1)  Ownership (2)  of Class
----------------------------------------  ------------  -----------
Thomas M. Siebel (3)....................   57,348,475       11.09%
Patricia A. House (4)...................    8,682,991        1.72%
R. David Schmaier (5)...................    2,182,697           *
Kenneth A. Goldman (6)..................    1,796,534           *
Edward Y. Abbo (7)......................      690,258           *
Steven M. Mankoff (8)...................    1,441,522           *
Eric E. Schmidt, Ph.D. (9)..............    1,583,208           *
A. Michael Spence, Ph.D. (10)...........    1,091,400           *
Charles R. Schwab (11)..................    3,268,510           *
George T. Shaheen (12)..................    1,562,280           *
James C. Gaither (13)...................      660,856           *
Marc F. Racicot (14)....................       31,000           *
C. Scott Hartz..........................        2,000           *
All directors and executive officers as
  a group (16 persons) (15).............   81,202,852       15.19%

__________________

* Represents beneficial ownership of less than 1%.

  Unless otherwise provided, the address for each of the beneficial owners listed is c/o Siebel Systems, Inc., 2207 Bridgepointe Parkway, San Mateo, CA 94404.

  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 498,305,489 shares of Common Stock and exchangeable shares outstanding as of December 31, 2003.

  Includes 32,249,732 shares held as trustee under the Siebel Living Trust u/a/d 7/27/93; 2,349,904 shares held by Siebel Asset Management, L.P., of which Mr. Siebel is a general partner; and 1,635,860 shares held by Siebel Asset Management III, L.P., of which Mr. Siebel is a general partner. Also includes 2,426,845 shares held by the Thomas and Stacey Siebel Foundation. Also includes 18,686,134 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 89,364 shares held by Patricia A. House Separate Property UTA 1/21/00 Patricia A. House TTEE. Also includes 7,562,860 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 8,956 shares held by Mr. Schmaier's minor children. Also includes 1,743,932 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 279,364 shares held by the Goldman-Valeriote Family Trust and 14,670 shares held by Mr. Goldman's minor children. Also includes 1,502,500 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 568,700 shares issuable upon exercise of outstanding options exercisable within 60 days of December 31, 2003.

  Includes 856,800 shares issuable upon exercise of outstanding options exercisable within 60 days of December 31, 2003.

  Includes 208 shares held by Dr. Schmidt's wife. Also includes 1,407,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 206,000 shares held by A. Michael Spence, Trustee or Successor Trustee under The A. Michael Spence Revocable Trust u/a/d October 26, 1996, and 380,000 shares held by the Spence Family Investments LP. Also includes 1,800 shares held by A. Michael Spence TTEE by James Graham Spence Trust, 1,800 shares held by A. Michael Spence TTEE by Cathy B. Spence Irrevocable Trust and 1,800 shares held by A. Michael Spence TTEE by Marya W. Spence Irrevocable Trust. Also includes 500,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 300,000 shares held by the Schwab Family Partners to which Mr. Schwab disclaims beneficial ownership and 18,000 shares held by Mr. Schwab's spouse. Also includes 552,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 50,280 shares held by the Shaheen Revocable Trust. Also includes 1,512,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 507,200 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 31,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 2003.

  Includes 36,170,751 shares issuable upon exercise of stock options held by all executive officers and directors currently exercisable or exercisable within 60 days of December 31, 2003. See footnotes (3) through (14) above.

Equity Compensation Plan Information

The information required by this Item is incorporated by reference from the section entitled "Section VI. Equity Compensation Plan Information" in Item 7 of this annual report.

Item 13. Certain Relationships and Related Transactions

First Virtual Air LLC, a company wholly-owned by Thomas M. Siebel, our Chairman and CEO, makes an aircraft that it leases available to us for business use. Through a sublease agreement between us and First Virtual Air, we incur certain costs associated with operating and maintaining the aircraft, and we contract with third parties to perform the services related to this operation and maintenance. To the extent that Mr. Siebel uses the aircraft for personal use, he has agreed to reimburse us for the operating costs incurred by us related to such personal use. During 2003, First Virtual Air reimbursed us for $345,000 of our operating costs related to Mr. Siebel's personal use of the aircraft.

During 2003, we leased two corporate aircraft and owned one aircraft. We operate and maintain these aircraft, contracting with third parties to perform the services related to this operation and maintenance. On a limited basis, certain of our officers have used these aircraft for personal use, and we report the standard industry fare level for all personal travel as income for these officers. We have also entered into an arrangement pursuant to which Mr. Siebel may use the aircraft for personal use, provided that he reimburses us for the operating costs, valued at fair market rates as determined by applicable rules, associated with this personal use. During 2003, Mr. Siebel reimbursed us for $55,000 of our operating costs related to his nominal personal use of two of these aircraft.

Entities affiliated with Mr. Siebel lease office space at our principal offices, 2207 Bridgepointe Parkway, San Mateo, California 94404. During 2003, Mr. Siebel reimbursed us $74,600 for the use of this office space. We leased an apartment owned by Mr. Siebel at 2 Boulevard Suchet, Paris, France for certain business-related use associated with our European Executive-in-Residence program. This program was established in 1999 and provides for members of our executive management team to relocate to Europe on a rotating basis in order to establish closer relationships with our European customers and partners. The lease rate for 2003 was €1 per year. We have reflected the fair value of our use of this apartment, estimated at approximately $235,000, as rent expense and addition to equity in the accompanying consolidated financial statements. In addition, during 2003 we reimbursed Mr. Siebel a total of $107,000 for rent owed by us as of December 31, 2002. Mr. Siebel did not use this apartment for any purpose during 2003.

We believe that the foregoing transactions were on terms no less favorable than could be obtained from unaffiliated third parties.

In 1996, Siebel Systems and its Chief Executive Officer were sued by a former employee. The lawsuit contained several causes of action that we believe were frivolous--especially those filed against Mr. Siebel in his individual capacity as Chief Executive Officer. We have a longstanding practice of vigorously defending ourselves and our officers against any and all frivolous claims, and this case was no exception. After receiving a favorable jury verdict in this case, a malicious prosecution lawsuit was filed against the plaintiff's attorneys on behalf of Mr. Siebel. We have incurred litigation fees and expenses in connection with his malicious prosecution suit, which is currently on appeal. During 2003, we incurred fees totaling approximately $143,000 in this matter. We believe that our principled strategy of seeking any and all means of redress to protect ourselves and our officers from meritless or malicious lawsuits has been highly beneficial to us, since we believe it has had and continues to have a strong deterrent effect on other potential plaintiffs and their attorneys who may be considering frivolous actions against us and our officers.

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

Item 14. Principal Accountant Fees And Services

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of our independent auditors. In 2003, the Audit Committee established its current policy regarding pre-approval of all audit and permissible non-audit services provided by our independent auditors. This policy mandates: (i) that a quarterly budget for both audit and non-audit services be provided to the Audit Committee and (ii) that no auditor engagements for non-audit services may be entered into without pre-approval of the Audit Committee. The policy also prohibits our auditors from performing services that are prohibited pursuant to Section 201 of the Sarbanes-Oxley Act of 2002, which includes services such as bookkeeping services, financial systems consulting services and internal audit services.

The following is a summary of fees, all of which were approved by the Audit Committee, billed by KPMG LLP for audit and other professional services during 2002 and 2003:

                                                                          2002         2003
                                                                     ------------  -----------
Audit Fees:
  Audit Review and Preparation--Consists of fees billed for
    audit of consolidated financial statements and review of
    interim financial statements..................................   $ 1,169,000   $1,537,000
  Statutory Audits--Consists of fees billed in relation to
    required statutory audits of foreign subsidiaries.............       447,000      500,000
  SEC Compliance--Consists of fees billed for assistance              (included     (included
    with our SEC filings..........................................     in above)     in above)
                                                                     ------------  -----------
       Total Audit Fees...........................................     1,616,000    2,037,000
                                                                     ------------  -----------

Audit-Related Fees:
  Consists of fees billed in relation to due diligence related to mergers and acquisitions, internal control reviews and
    consultation concerning financial accounting and reporting
     standards (including Sarbanes-Oxley compliance)..............            --       50,000
                                                                     ------------  -----------

Tax Fees:
  Tax Compliance--Consists of fees billed in relation to
    preparation and review of income tax returns..................       219,000      492,000
  General Tax Advice--Consists of fees billed in relation to
    advice on tax matters.........................................       263,000      507,000
  Tax Planning and Business Strategy Consulting--Consists
    of tax planning and business strategy consulting services.....            --           --
                                                                     ------------  -----------
       Total Tax Fees.............................................       482,000      999,000
                                                                     ------------  -----------

All Other Fees:
  Other Product and Service Fees..................................            --           --
                                                                     ------------  -----------
       Total All Fees.............................................   $ 2,098,000   $3,086,000
                                                                     ============  ===========

The Audit Committee has determined the rendering of the professional services (i.e., audit-related and tax) described in the above table by KPMG LLP is compatible with maintaining the auditors' independence. During 2003, all of the hours expended on our audit by KPMG LLP were provided by KPMG LLP's permanent employees.

PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this annual report:

1. Financial Statements

2. Exhibits

The exhibits in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K

On October 2, 2003, the Registrant furnished a current report on Form 8-K reporting under Item 12 announcing preliminary results for the quarter ended September 30, 2003.

On October 15, 2003, the Registrant furnished a current report on Form 8-K reporting under Item 12 announcing final results for the quarter ended September 30, 2003.

On November 18, 2003, the Registrant filed a current report on Form 8-K reporting under Items 2 and 7 announcing its acquisition of UpShot Corporation on November 3, 2003.

EXHIBIT INDEX
Exhibit Number	Description of Document
2.1	Arrangement Agreement dated September 11, 2000, among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (1)
2.2	Agreement and Plan of Merger and Reorganization dated October 14, 2003, among the Registrant, Underground Acquisition Corp. and UpShot Corporation. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (3)
3.2	Amended and Restated Bylaws of the Registrant. (4)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (5)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (1)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (6)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (7)
4.6	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (7)
4.7	Form of Rights Certificate. (7)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (4)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (8)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (5)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (9)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP. (5)(10)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (5)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (5)
10.7.1	Amendments to Lease Agreement, by and between the Registrant and Crossroad Associates and Clocktower Associates. (11)
10.7.2	Seventeenth Amendment of Lease, dated February 5, 2003, by and between Registrant and Crossroads Associates and Clocktower Associates, and ancillary documents thereto. (4)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.10.1	First Amendment to Lease dated September 23, 2000. (13)
10.11	Office Lease Agreement, dated September 14, 2000, by and between the Registrant and Wilson Equity Office, LLC. (14)
10.11.1	First Amendment to Office Lease Agreement, dated December 21, 2001, and Second Amendment to Office Lease Agreement, dated September 25, 2002. (14)
10.12	Lease, dated December 29, 2000, by and between the Registrant and PW Acquisitions VIII, LLC. (4)
10.12.1	First Amendment to Lease dated April 29, 2003 between Bay Meadows Park Place Investors, LLC, as landlord, and Siebel Systems, Inc., as tenant. (15)
10.13	Registrant's 1998 Equity Incentive Plan, as amended. (4)
10.14	Form of Registrant's Restricted Stock Grant Notice. (4)
10.15	Registrant's 2003 Employee Stock Purchase Plan. (16)
21.1	Subsidiaries of the Registrant. (17)
23.1	Independent Auditors' Consent. (17)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

_________________

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 18, 2003.
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
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
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
  Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-106671) filed on June 30, 2003.
  Filed Herewith.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Mountain View, California
January 30, 2004

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; except per share data)

                                                                               December 31,
                                                                      ----------------------------
                                                                            2002          2003
                                                                      -------------- -------------
Assets

Current assets:
   Cash and cash equivalents......................................... $     667,511  $    583,532
   Short-term investments............................................     1,494,093     1,439,674
                                                                      -------------- -------------
          Total cash, cash equivalents, and short-term investments...     2,161,604     2,023,206

   Marketable equity securities......................................         4,613           118
   Accounts receivable, net..........................................       275,764       259,834
   Deferred income taxes.............................................        96,518        61,742
   Prepaids and other................................................        49,901        52,068
                                                                      -------------- -------------
          Total current assets.......................................     2,588,400     2,396,968

Property and equipment, net..........................................       273,024       157,391
Goodwill.............................................................        80,949       140,957
Intangible assets, net...............................................        10,354        10,786
Other assets.........................................................        37,580        48,892
Deferred income taxes................................................        42,711        95,866
                                                                      -------------- -------------
          Total assets............................................... $   3,033,018  $  2,850,860
                                                                      ============== =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................................. $      15,239  $     18,907
   Accrued expenses..................................................       319,622       333,270
   Restructuring obligations.........................................        42,703        53,676
   Deferred revenue..................................................       270,575       282,217
                                                                      -------------- -------------
          Total current liabilities..................................       648,139       688,070

Restructuring obligations, less current portion......................       111,845       104,405
Capital lease obligations and other, less current portion............        15,574         8,159
Convertible subordinated debentures..................................       300,000            --
                                                                      -------------- -------------
          Total liabilities..........................................     1,075,558       800,634
                                                                      -------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     486,428 and 498,305 shares issued and outstanding, respectively.           486           498
  Additional paid-in capital.........................................     1,486,612     1,550,834
  Deferred compensation..............................................        (3,438)       (1,479)
  Accumulated other comprehensive income.............................        28,681        58,650
  Retained earnings..................................................       445,119       441,723
                                                                      -------------- -------------
          Total stockholders' equity.................................     1,957,460     2,050,226
                                                                      -------------- -------------
          Total liabilities and stockholders' equity................. $   3,033,018  $  2,850,860
                                                                      ============== =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

                                                                       Year Ended December 31,
                                                             --------------------------------------
                                                                 2001         2002         2003
                                                             ------------ ------------ ------------
Revenues:
    Software................................................ $ 1,065,618  $   700,344  $   482,274
    Professional services, maintenance and other............   1,018,978      934,963      871,954
                                                             ------------ ------------ ------------
        Total revenues......................................   2,084,596    1,635,307    1,354,228
                                                             ------------ ------------ ------------
Cost of revenues:
    Software................................................      16,294       21,612       18,357
    Professional services, maintenance and other............     624,731      540,194      487,840
                                                             ------------  -----------  -----------
        Total cost of revenues..............................     641,025      561,806      506,197
                                                             ------------ ------------ ------------
        Gross margin........................................   1,443,571    1,073,501      848,031
                                                             ------------ ------------ ------------
Operating expenses:
    Product development.....................................     333,661      366,230      308,852
    Sales and marketing.....................................     615,675      476,975      357,133
    General and administrative..............................     136,353      119,253      106,082
    Restructuring and related expenses......................          --      205,305      104,391
    Purchased in-process product development................          --           --        5,312
                                                             ------------ ------------ ------------
        Total operating expenses............................   1,085,689    1,167,763      881,770
                                                             ------------ ------------ ------------
        Operating income (loss).............................     357,882      (94,262)     (33,739)
                                                             ------------ ------------ ------------

Other income, net:
    Interest and other income, net..........................      64,528       58,491       54,071
    Loss on early extinguishment of debt....................          --           --      (10,711)
    Interest expense........................................     (18,326)     (20,016)     (14,927)
                                                             ------------ ------------ ------------
        Total other income, net.............................      46,202       38,475       28,433
                                                             ------------ ------------ ------------
        Income (loss) before income taxes...................     404,084      (55,787)      (5,306)
Income tax provision (benefit)..............................     149,509      (20,083)      (1,910)
                                                             ------------ ------------ ------------
        Net income (loss)................................... $   254,575  $   (35,704) $    (3,396)
                                                             ============ ============ ============

Diluted net income (loss) per share......................... $      0.49  $     (0.08) $     (0.01)
                                                             ============ ============ ============
Basic net income (loss) per share........................... $      0.56  $     (0.08) $     (0.01)
                                                             ============ ============ ============

Shares used in diluted share computation....................     522,970      475,617      491,961
                                                             ============ ============ ============
Shares used in basic share computation......................     457,031      475,617      491,961
                                                             ============ ============ ============
Comprehensive income (loss):
      Net income (loss)..................................... $   254,575  $   (35,704) $    (3,396)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments................      (3,238)      18,500       35,331
    Realized gain on marketable investments previously
      recognized in other comprehensive income..............      (3,399)     (12,420)      (6,737)
    Unrealized gain on investments..........................       5,332       16,427        1,375
                                                             ------------ ------------ ------------
      Other comprehensive income (loss).....................      (1,305)      22,507       29,969
                                                             ------------ ------------ ------------
      Total comprehensive income (loss)..................... $   253,270  $   (13,197) $    26,573
                                                             ============ ============ ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                 Notes                        Accumulated
                                                         Common Stock          Additional      Receivable                        Other                        Total
                                                      ---------------------      Paid-in          from          Deferred     Comprehensive    Retained     Stockholders'
                                                       Shares      Amount        Capital      Stockholders    Compensation   Income (Loss)    Earnings        Equity
                                                      ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2000..........................  442,392   $     442    $ 1,062,599    $     (1,623)   $    (15,199)   $      7,479    $ 226,248    $  1,279,946
Stock option exercises...............................   20,597          21        108,089              --              --              --           --         108,110
Employee stock purchase plan issuances...............    1,470           1         48,282              --              --              --           --          48,283
Repurchase of common stock subject to vesting........     (143)         --           (237)             --              --              --           --            (237)
Tax benefit from stock options.......................       --          --         53,800              --              --              --           --          53,800
Forfeiture of stock options issued below fair value..       --          --         (2,953)             --           2,953              --           --              --
Amortization of stock-based compensation, net........       --          --           (112)             --           5,281              --           --           5,169
Change in unrealized gain on marketable
  investments, net of taxes of $1,185................       --          --             --              --              --           1,933           --           1,933
Currency translation adjustment, net of taxes
  of ($1,985)........................................       --          --             --              --              --          (3,238)          --          (3,238)
Issuance of common stock and stock options
  in connection with acquisitions....................    2,634           3         87,954              --          (1,397)             --           --          86,560
Repayments of stockholder notes......................       --          --             --           1,201              --              --           --           1,201
Net income...........................................       --          --             --              --              --              --      254,575         254,575
                                                      ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2001..........................  466,950         467      1,357,422            (422)         (8,362)          6,174      480,823       1,836,102
Stock option exercises...............................   10,651          11         63,547              --              --              --           --          63,558
Employee stock purchase plan issuances...............    3,109           3         29,363              --              --              --           --          29,366
Common stock issuance in connection with
  Option Repurchase..................................    5,473           5         31,466              --              --              --           --          31,471
Restricted stock issuances...........................      200          --          1,447              --          (1,447)             --           --              --
Repurchase of common stock subject to vesting........     (217)         --           (392)             --              --              --           --            (392)
Forfeiture of stock options issued below fair value..       --          --         (1,424)             --           1,424              --           --              --
Amortization of stock-based compensation, net........       --          --         (1,048)             --           5,174              --           --           4,126
Change in unrealized gain on marketable
  investments, net of taxes of $2,671................       --          --             --              --              --           4,007           --           4,007
Currency translation adjustment, net of taxes
  of $11,339.........................................       --          --             --              --              --          18,500           --          18,500
Issuance of common stock in connection with
  acquisition earnouts...............................      262          --          6,231              --            (227)             --           --           6,004
Repayments of stockholder notes......................       --          --             --             422              --              --           --             422
Net loss.............................................       --          --             --              --              --              --      (35,704)        (35,704)
                                                      ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2002..........................  486,428         486      1,486,612              --          (3,438)         28,681      445,119       1,957,460
Stock option exercises...............................   10,747          11         56,800              --              --              --           --          56,811
Employee stock purchase plan issuances...............      927           1          5,834              --              --              --           --           5,835
Contribution of leased facilities and other..........        --         --            246              --              --              --           --             246
Repurchase of common stock subject to vesting........       (4)         --             (9)             --              --              --           --              (9)
Forfeiture of stock options issued below fair value..       --          --           (282)             --             282              --           --              --
Amortization of stock-based compensation, net........       --          --            (37)             --           1,677              --           --           1,640
Change in unrealized gain on marketable
  investments, net of taxes of ($3,574)..............       --          --             --              --              --          (5,362)          --          (5,362)
Currency translation adjustment, net of taxes
  of $21,654.........................................       --          --             --              --              --          35,331           --          35,331
Issuance of common stock in connection with
  acquisition earnouts...............................      207          --          1,670              --              --              --           --           1,670
Net loss.............................................       --          --             --              --              --              --       (3,396)         (3,396)
                                                      ---------  ----------   ------------   -------------   -------------   -------------   ----------   -------------
Balances, December 31, 2003..........................  498,305   $     498    $ 1,550,834    $         --    $     (1,479)   $     58,650    $ 441,723    $  2,050,226
                                                      =========  ==========   ============   =============   =============   =============   ==========   =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                          Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                       2001         2002          2003
                                                                                   ------------ ------------ -------------
Cash flows from operating activities:
   Net income (loss).............................................................. $   254,575  $   (35,704) $     (3,396)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization.........................................      93,179      145,238       150,938
      Write-off of property and equipment abandoned in restructuring..............          --       25,955        17,506
      Loss on early extinguishment of debt........................................          --           --        10,711
      Write-off of acquired technology............................................          --           --         2,449
      Write-off of purchased in process product development.......................          --           --         5,312
      Amortization of identifiable intangible assets..............................       6,518        8,646         6,295
      Compensation related to stock options, net..................................       5,169        4,126         1,640
      Compensation expense related to common shares issued in Option Repurchase...          --       31,471            --
      Amortization of goodwill....................................................      20,041           --            --
      Provision for doubtful accounts and sales returns...........................      26,403       21,376         5,184
      Tax benefit from exercise of stock options..................................      53,800           --            --
      Deferred income taxes.......................................................     (11,636)     (50,431)      (15,449)
      Write-down of cost-method investments to fair value.........................       3,073        9,990         3,350
      Net realized gains on marketable investments................................      (3,399)     (12,420)       (6,737)
      Exchange of software for cost-method investments............................        (971)          --            --
      Changes in operating assets and liabilities:
         Accounts receivable......................................................     105,816       99,157        12,775
         Prepaids and other.......................................................      17,247       20,865       (20,425)
         Accounts payable and accrued expenses....................................     (19,616)     (19,172)        7,334
         Restructuring obligations................................................          --      154,548         2,824
         Deferred revenue.........................................................      38,002       29,558         7,723
                                                                                   ------------ ------------ -------------
           Net cash provided by operating activities..............................     588,201      433,203       188,034
                                                                                   ------------ ------------ -------------
Cash flows from investing activities:
   Purchases of property and equipment............................................    (245,945)     (70,809)      (14,958)
   Purchases of short-term investments............................................  (1,113,004)  (2,347,660)   (1,980,246)
   Sales and maturities of short-term investments.................................     668,028    1,718,362     2,011,534
   Purchase consideration paid for acquired businesses, net of cash received......       8,555         (500)      (62,574)
   Purchase of marketable equity securities.......................................          --       (1,000)           --
   Proceeds from sale of marketable equity securities.............................         821        1,189         5,593
   Other non-operating assets and non-marketable securities.......................     (23,068)       7,991          (519)
   Repayments from (advances to) affiliate, net...................................      10,579           --            --
                                                                                   ------------ ------------ -------------
           Net cash used in investing activities..................................    (694,034)    (692,427)      (41,170)
                                                                                   ------------ ------------ -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases.....................     156,156       92,532        62,636
   Repurchase of convertible subordinated debentures..............................          --           --      (307,080)
   Repayments of capital lease obligations........................................        (580)      (8,714)      (12,766)
   Proceeds from equipment financing..............................................          --       24,873            --
   Repayments of stockholder notes................................................       1,201          422            --
                                                                                   ------------ ------------ -------------
           Net cash provided by financing activities..............................     156,777      109,113      (257,210)
                                                                                   ------------ ------------ -------------
Effect of exchange rate fluctuations..............................................      (3,238)      18,532        26,367
                                                                                   ------------ ------------ -------------
Change in cash and cash equivalents...............................................      47,706     (131,579)      (83,979)
Cash and cash equivalents, beginning of period....................................     751,384      799,090       667,511
                                                                                   ------------ ------------ -------------
Cash and cash equivalents, end of period.......................................... $   799,090  $   667,511  $    583,532
                                                                                   ============ ============ =============

Supplemental disclosures of cash flows information:
   Cash paid for interest......................................................... $    17,029  $    18,455  $     18,807
                                                                                   ============ ============ =============

   Cash paid for income taxes..................................................... $    18,837  $    36,692  $     12,912
                                                                                   ============ ============ =============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies................................... $        --  $     1,607  $         --
                                                                                   ============ ============ =============
   Common stock and stock options issued for acquisitions......................... $    87,957  $     6,004  $         --
                                                                                   ============ ============ =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  The Company

  Siebel Systems, Inc. (the "Company") is a leading provider of business applications software. Siebel eBusiness Applications are a family of enterprise applications software that enables an organization to better manage its most important relationships: its customer, partner and employee relationships. Siebel eBusiness Applications are designed to meet the information system requirements needed to manage these relationships for organizations of all sizes, from small businesses to the largest multinational organizations and government agencies. The Company's customer relationship management ("CRM") applications enable an organization to sell to, market to, and serve its customers across multiple channels and lines of business. The Company's employee relationship management applications enable an organization to drive employee and organizational performance and increase employee satisfaction through the support of each stage of the employee life cycle.

  Siebel eBusiness Applications also include integration and business intelligence (otherwise known as analytics) applications that help organizations more fully leverage the value of their corporate information. The integration applications allow organizations to share data and processes among different software applications, while the analytics applications make it possible to analyze large volumes of corporate data quickly and easily.

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

  Fair Value of Financial Instruments

  The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of the Company's derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was $13,151,000 as of December 31, 2003. The fair value of these derivative financial instruments is reflected in "prepaids and other" in the accompanying consolidated balance sheet.

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

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. The Company primarily invests its excess cash in money market instruments, government securities, corporate bonds and asset-backed securities. The Company is exposed to credit risks related to its short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well-established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base.

  No single customer accounts for more than 10% of revenues for any period presented, and the Company's customers, which are primarily in the high technology, telecommunications, financial services (including insurance), pharmaceutical, public sector and consumer packaged goods industries, are sufficiently diverse that the Company does not consider itself significantly exposed to concentrations of credit risk. The counterparties to agreements relating to the Company's foreign currency contracts are large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company to that counterparty.

  Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Capital lease amortization is included with depreciation expense, and the associated accumulated amortization of $9,025,000 and $21,808,000 as of December 31, 2002 and 2003, respectively, is included with accumulated depreciation in the accompanying consolidated financial statements. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally two to five years, or the lease term, if applicable. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statement of operations.

  Asset Retirement Obligations

  On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on the Company's financial condition, results of operations or cash flows. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

  All of the Company's existing asset retirement obligations are associated with commitments to return property subject to operating leases to the original condition upon lease termination. As of the date of adoption, the Company recorded a $1,834,000 long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represents the net present value of the expected future cash flows associated with returning certain of the Company's leased properties to original condition. The Company's remaining expected future cash flows required to fulfill its long-term asset retirement obligations of $1,869,000 is reflected in "capital lease obligations and other, long-term" in the accompanying consolidated balance sheet as of December 31, 2003.

  Intangible Assets and Goodwill

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 141 specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below).

  The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. Based on this review, the Company determined: (i) that it does not have any amounts that were required to be reclassified from goodwill to identifiable intangibles, or vice versa, (ii) the original estimated useful lives of its identifiable intangible assets remain appropriate, and (iii) that it did not have a transitional impairment of goodwill.

  As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to the adoption of SFAS 142, the Company amortized goodwill over a period of three to five years using the straight-line method.

  Identifiable intangibles consist of "acquired technology" and customer relationships. The acquired technology intangible assets are being amortized over a period of fourteen months to three years using the straight-line method and the customer relationship intangible asset is being amortized over a period of six years based on customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers. Please refer to Note 3 for further discussion of the Company's intangible assets and goodwill.

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

  Contingent Liabilities

  The Company has a number of unresolved regulatory, legal and tax matters, as discussed further in Notes 6 and 10.  The Company provides for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when: (i) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.

  Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to our pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

  Accounting for and Disclosure of Guarantees

  In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company's software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective as of December 31, 2002. The adoption of Interpretation 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, based on the fair value of the stock options. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during 2001, 2002 and 2003.

  As of December 31, 2002 and 2003, the Company's deferred compensation balances primarily related to stock awards issued in the fourth quarter of 2002 and the remaining unamortized portion of compensation expense associated with stock options granted by certain acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which is generally five years.

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

  As required by SFAS 123, the Company has prepared a reconciliation of its net income (loss) as reported on the statement of operations to the net income (loss) that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on net income (loss) and net income (loss) per share data, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                                            Year Ended December 31,
                                                                                     ------------------------------------
                                                                                        2001        2002         2003
                                                                                     ---------- ------------ ------------
Net income (loss):
As reported......................................................................... $ 254,575  $   (35,704) $    (3,396)
                                                                                     ---------- ------------ ------------
Compensation expense related to:
   Stock options accounted for in accordance with APB 25............................     5,169        4,126        1,640
   In-the-money stock options.......................................................  (159,444)     (27,205)     (32,253)
   Stock purchase rights under the Purchase Plan....................................   (21,634)     (23,087)      (5,591)
                                                                                     ---------- ------------ ------------
      Pro forma expense related to "in-the-money" stock options and Purchase Plan...  (175,909)     (46,166)     (36,204)
   Out-of-the-money stock options...................................................   (52,810)    (200,764)    (147,947)
   Stock options cancelled for no consideration.....................................  (132,181)    (110,553)    (251,821)
   Stock options forfeited/cancelled in connection with terminations................  (161,998)     (93,390)     (13,092)
   Stock options repurchased on September 30, 2002..................................  (284,836)    (595,297)          --
                                                                                     ---------- ------------ ------------
      Total pro forma expense giving effect to SFAS 123.............................  (807,734)  (1,046,170)    (449,064)
                                                                                     ---------- ------------ ------------
Pro forma giving effect to SFAS 123................................................. $(553,159) $(1,081,874) $  (452,460)
                                                                                     ========== ============ ============

Diluted net income (loss) per share:
As reported......................................................................... $    0.49  $     (0.08) $     (0.01)
                                                                                     ========== ============ ============

Pro forma giving effect to SFAS 123................................................. $   (1.21) $     (2.27) $     (0.92)
                                                                                     ========== ============ ============

Basic net income (loss) per share:
As reported......................................................................... $    0.56  $     (0.08) $     (0.01)
                                                                                     ========== ============ ============

Pro forma giving effect to SFAS 123................................................. $   (1.21) $     (2.27) $     (0.92)
                                                                                     ========== ============ ============

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table. Please refer to Note 10 for further discussion of the Company's accounting for deferred tax assets generated from the exercise of employee stock options.

  In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of December 31, 2001, 2002 and 2003 were $27.98, $7.40 and $13.92, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $631,825,000, $1,000,004,000 and $412,860,000 of expense during 2001, 2002 and 2003 related to: (i) the Company's CEO's stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $22.65 per share compared to a closing price of $13.92 per share as of December 31, 2003); and (iv) stock options repurchased for consideration substantially less than is reflected in the table above as a pro forma expense (i.e., the Company repurchased the stock options in 2002 for $54,879,000 versus the $595,297,000 reflected in the above table for 2002 as required by SFAS 123). These items represented 78%, 96% and 92% of the pro forma expense in the above table for 2001, 2002 and 2003, respectively.

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

                                                                                            Year Ended December 31,
                                                                                      ------------------------------------
                                                                                        2001        2002         2003
                                                                                      ---------- ------------ ------------
 Risk-free interest rate............................................................      3.83%       1.99%       1.78%
 Expected life (in years)...........................................................       3.4          3.4          3.1
 Expected volatility................................................................        89%         65%         46%

  Using the Black-Scholes option valuation model, stock options granted during 2001, 2002 and 2003 had weighted average fair values of $16.15, $9.77 and $3.04 per share, respectively. There were no grants in 2001, 2002 or 2003 at exercise prices below market price at the date of grant.

  The fair value of employees' stock purchase rights under the Company's employee stock purchase plans (the "Purchase Plan") was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                                                             Year Ended December 31,
                                                                                      ------------------------------------
                                                                                        2001        2002         2003
                                                                                      ---------- ------------ ------------
 Risk-free interest rate.............................................................     4.72%       1.23%       1.05%
 Expected life (in years)............................................................      0.5          0.5          0.6
 Expected volatility.................................................................       89%         83%         47%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 2001, 2002 and 2003 was $22.60, $7.43 and $2.40 per share, respectively, including the 15% discount from the quoted market price. As discussed further in Note 8, the first offering period for the 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan") is from July 1, 2003, to January 31, 2004. Accordingly, the Company has estimated the expected life of the purchase rights granted under the 2003 Purchase Plan during the six months ended December 31, 2003, to be seven months (i.e., 0.6 years).

  Derivative Instruments and Hedging Activities

  On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was not a cumulative transition adjustment upon adoption. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

  For derivative instruments that hedge the exposure to variability in expected future cash flows that are attributable to a particular risk and that are designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that are attributable to a particular risk and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

  The Company operates internationally and thus is exposed to potential adverse changes in currency exchange rates. The Company has entered into foreign exchange contracts to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company's operating results. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts. Because the impact of movements in currency exchange rates on forward contracts generally offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts as accounting hedges and, accordingly, the Company adjusts these instruments to fair value through operations (i.e., included in "other income"). The Company does not hold or issue financial instruments for speculative or trading purposes.

  Revenue Recognition

  Substantially all of the Company's revenues are derived from three primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance and (iii) providing professional services, including implementation and training services. The Company's standard end user license agreement provides for an initial fee for use of the Company's products in perpetuity based on the number of named users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of: (i) our software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on a time and materials basis.

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

  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. For substantially all of the Company's software arrangements, these criteria have been met upon delivery of the software to the end customer. Accordingly, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license upon delivery.

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

  The Company's professional services, maintenance and other revenues relate primarily to maintenance and professionals services. The Company's customers typically prepay maintenance for the first year in connection with new software license and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

  Professional services revenue primarily consists of implementation services related to the installation of the Company's software products and training revenues. The Company's software is ready to use by the customer upon receipt and, therefore, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed.

  Revenues derived from Siebel CRM OnDemand, our hosted CRM solution introduced in the fourth quarter of 2003, are included in "professional services, maintenance and other revenues." The Company accounts for its hosted arrangements in accordance with EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The majority of Siebel CRM OnDemand customers purchase a combination of the Company's hosting service, maintenance and/or professional services. In accordance with EITF 00-21, the Company evaluates whether each of these elements represent a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including: (i) whether the Company sells or could readily sell the element unaccompanied by the other elements, (ii) whether the element has standalone value to the customer, (iii) whether there is objective reliable evidence of the fair value of the undelivered item, and (iv) whether there is a general right of return.

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

  Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that: (i) the transaction meets its standard revenue recognition policies, as discussed above; (ii) the customer meets the Company's standard credit requirements; (iii) the transaction represents the culmination of the earnings process; and (iv) all goods or services purchased by the Company are necessary for its current operations and are expected to be placed into service shortly after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at fair value, as defined by APB 29. The Company determines Fair Value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the Fair Value of the goods or services purchased by the Company, whichever is more readily determinable. During the years ended December 31, 2001 and 2002, the Company recognized $76,400,000 and $50,571,000, respectively, of software license revenues from Concurrent Transactions. The Company did not have any Concurrent Transactions during 2003.

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

  Advertising

  The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising expense is included in sales and marketing expense and amounted to $31,800,000, $16,080,000 and $14,694,000 in 2001, 2002 and 2003, respectively.

  Provision for Doubtful Accounts

  The Company initially records its provision for doubtful accounts based on its historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations to it, the Company records a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

  Restructuring and Related Expenses

  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). The Company adopted SFAS 146 effective January 1, 2003; therefore, the restructuring activities initiated in the second quarter of 2003 and completed in the third quarter of 2003 (i.e., the 2003 Restructuring as defined in Note 2) were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact the Company's restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimates the fair value of its lease obligations included in the 2003 Restructuring based on the present value of the remaining lease obligation, operating costs, and other associated costs, less estimated sublease income.

  The Company has historically provided substantially the same termination benefits at the time of a non-performance based workforce reduction and, as a result, the Company determined that SFAS 146 did not apply to its employee termination obligations incurred in connection with its 2003 restructuring. The Company has accounted for the employee termination obligations incurred during 2003, with the exception of those created under labor law (e.g., the WARN Act), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43." The Company has accounted for obligations incurred during 2003 under the WARN Act and local labor law in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Under SFAS 112 and SFAS 88, the Company records these obligations, when the obligations are estimable and probable.

  Restructuring obligations incurred prior to the adoption of SFAS 146 (i.e., the 2002 Restructuring, as defined in Note 2) were accounted for and continue to be accounted for in accordance with EITF 94-3 and EITF 88-10. Specifically, the Company accounts for the costs associated with the reduction of its workforce in accordance with EITF 94-3. Accordingly, the Company recorded the liability related to these termination costs when the following conditions were met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

  In 2002, the Company accounted for costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Accordingly, the Company has not reduced the obligations incurred in 2002 to their net present value.

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

  Recent Accounting Pronouncements

  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities ("VIEs") that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. As of December 31, 2003, the Company does not have any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

  Restructuring

  Background

  Beginning in 2001 and continuing through the first half of 2003, economic conditions in many of the countries in which the Company operates either deteriorated or stabilized at depressed levels. In addition, there appears to have been a disproportionate impact on capital spending, particularly information technology spending, by corporations. As a result, certain of the Company's key operating metrics, such as total revenue, operating margin and revenue per employee, declined from the Company's historical levels. In response to this decline, the Company initiated a series of steps that it believes will: (i) strengthen the Company's competitive position; (ii) reduce its cost structure, thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company took the following actions:

    The Company reduced the discretionary portion of its operating costs through various cost control initiatives, including: (i) reducing advertising expenditures; (ii) maintaining the CEO's salary at one dollar per year; (iii) deferring merit increases; (iv) eliminating the majority of bonuses (from July 2001 to June 2002) or realigning bonuses more closely with achievement of financial objectives (commencing in July 2002); (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

    In order to further align our operating structure with anticipated revenue levels, the Company restructured its operations during the third and fourth quarters of 2002 (the "2002 Restructuring"). The 2002 Restructuring consisted primarily of the consolidation of excess facilities, reductions in its workforce and the abandonment of certain assets in connection with the consolidation of excess facilities.

    Based on the Company's continued evaluation of economic conditions in the information technology industry and its expectations regarding revenue levels, the Company initiated a further restructuring of its operations in the second quarter of 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "2002 and 2003 Restructurings"). The Company completed the 2003 Restructuring in September 2003.

  Summary of the 2002 and 2003 Restructurings

  The Company initiated the 2002 Restructuring in July 2002 and completed all activities related to the 2002 Restructuring in December 2002. The 2002 Restructuring was designed to reduce our operating costs in order to better align its operating structure with expected revenue levels. The 2002 Restructuring charge is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce in 2002; (ii) lease termination costs and other costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities.

  Due in part to the continued weakening in the global economy and reduced revenue expectations, the Company initiated the 2003 Restructuring in the second quarter of 2003 in order to continue to lower its cost structure and improve its overall operating performance. Specifically, the 2003 Restructuring included the following key measures: (i) the reduction of its workforce across all functional areas, including reductions related to the consolidation of its management organization and its sales force organization; (ii) the consolidation of additional facilities, including ceasing operations in certain geographic locations; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

  In addition to reducing the Company's cost structure, the Company believes the 2003 Restructuring will result in: (i) a flatter, more responsive and efficient management reporting structure; (ii) a more focused sales organization providing greater responsiveness to customers and faster decision making; and (iii) a continued focus of its resources on key growth areas, such as the Company's newest product offering, Siebel CRM OnDemand, a hosted CRM service designed to meet the growing market demand for fast, easy, and affordable CRM software.

  Summary of Restructuring and Related Expenses and the Associated Obligations as of December 31, 2002 and 2003

  The following table summarizes the expenses incurred in connection with the 2002 and 2003 Restructurings and the related obligations as of December 31, 2002 and 2003 (in thousands):

                                                                 Employee      Facility-      Asset
                                                               Termination      Related     Abandonment
                                                                Costs (1)      Costs (2)     Costs (3)      Total
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, July 1, 2002...................... $         --   $        --   $        --   $       --
Restructuring and related expenses recognized in 2002 (4)....       23,649       155,701        25,955      205,305
Cash payments................................................      (19,714)       (5,088)           --      (24,802)
Non-cash charges.............................................           --            --       (25,955)     (25,955)
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, December 31, 2002.................        3,935       150,613            --      154,548
                                                              -------------  ------------  ------------  -----------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimate (5)..............       (1,199)       15,524           566       14,891
  Recognized related to the 2003 Restructuring (6)...........       15,585        56,266        16,940       88,791
  Accretion related to the 2003 Restructuring (7)............           --           709            --          709
                                                              -------------  ------------  ------------  -----------
     Total recognized in 2003................................       14,386        72,499        17,506      104,391
Cash payments................................................      (14,516)      (68,836)           --      (83,352)
Non-cash charges.............................................           --            --       (17,506)     (17,506)
                                                              -------------  ------------  ------------  -----------
Restructuring obligations, December 31, 2003................. $      3,805   $   154,276   $        --      158,081
                                                              =============  ============  ============
     Less: Restructuring obligations, short-term.............                                                53,676
                                                                                                         -----------
     Restructuring obligations, long-term....................                                            $  104,405
                                                                                                         ===========

        In connection with the 2002 Restructuring, the Company reduced its workforce by approximately 1,150 employees, or 16% of its then-current workforce. In connection with the 2003 Restructuring, the Company reduced or expects to reduce its workforce by approximately 580 employees, or 10% of its then-current workforce. As of December 31, 2003, the Company had completed approximately 445 of these terminations and expects to complete the reduction of the remaining employees within the next six months. The Company has not completed the separation of employment with these remaining employees primarily due to regulatory requirements in certain countries and its ongoing transition of certain product development positions overseas. The workforce reductions affected substantially all of the Company's organizations and geographical regions. The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs.

        As a result of the workforce reductions and previous employee attrition, certain of the Company's facilities were under-utilized. Accordingly, the Company consolidated its remaining workforce into under-utilized facilities and ceased to utilize the then-vacated facilities. The facilities permanently removed from the Company's operations during both 2002 and 2003 were located primarily in Emeryville and San Mateo, California; Atlanta, Georgia; Europe; and several smaller offices in North America. The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

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

        Primarily due to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from the Company's: (i) termination of certain leases at more favorable terms than originally anticipated and (ii) entering into subleases sooner than previously expected and/or at higher sublease rates than originally anticipated on certain other restructured properties. The Company believes that its estimates with respect to its remaining obligations related to the 2002 and 2003 Restructurings are appropriate as of December 31, 2003.

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

  The following table summarizes the time period in which the Company anticipates settling its remaining Restructuring obligations as of December 31, 2003 (in thousands):

                                                         Operating         Other      Estimated      Total
                                                           Lease       Restructuring   Sublease   Restructuring
Year Ending December 31,                               Obligation (1)    Costs (2)    Income (3)  Obligations
----------------------------------------------------  --------------  -------------- ----------- -------------
2004................................................  $      47,115   $      16,534  $   (7,567) $     56,082
2005................................................         36,140          10,661     (20,218)       26,583
2006................................................         30,775           9,570     (22,038)       18,307
2007................................................         26,531           6,106     (19,297)       13,340
2008................................................         25,685           7,322     (18,086)       14,921
2009 and thereafter.................................        129,889          37,590    (126,217)       41,262
                                                      --------------  -------------- ----------- -------------
     Total restructuring obligations, gross.........  $     296,135   $      87,783  $ (213,423)      170,495
                                                      ==============  ============== ===========
     Future accretion (4)...........................                                                  (12,414)
                                                                                                 -------------
     Present value of minimum lease payments........                                                  158,081
     Less: restructuring obligations, short-term....                                                   53,676
                                                                                                 -------------
     Restructuring obligations, long-term portion...                                             $    104,405
                                                                                                 =============

      Represents the Company's remaining lease commitments related to properties included in the Restructuring.

      Consists primarily of: (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties; (ii) estimated commissions associated with anticipated subleases of the restructured properties; and (iii) the remaining obligations related to employee termination cost.

      The Company estimated sublease income and the related timing thereof based in part on the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company's estimates of sublease income may vary significantly depending, in part, on factors which may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

      The Company has reduced the facility-related obligations associated with the 2003 Restructuring to their net present value. Future accretion represents the interest component of these obligations and will be recognized by the Company as an additional Restructuring and related expense and as an increase in the carrying amount of the 2003 Restructuring obligations.

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

  Acquisitions

  The Company did not complete any acquisitions in 2002. The following is a summary of the Company's acquisitions during 2001 and 2003, each of which has been accounted for as a purchase:

  2003 Acquisitions

  Acquisition of UpShot Corporation

  On November 3, 2003, by way of a merger of a wholly-owned subsidiary of Siebel Systems with and into UpShot Corporation ("UpShot"), Siebel Systems acquired all of the outstanding shares of UpShot, a leading provider of a hosted CRM service, for initial cash consideration of $55,984,000 (the "Initial Purchase Price"). The Initial Purchase Price consists of the following: (i) the payment of cash consideration of $50,250,000 for all outstanding securities of UpShot, which includes $250,000 of UpShot shareholders' transaction expenses assumed by the Company; (ii) the payment of $4,508,000 related to an UpShot note payable and related accrued interest assumed in the acquisition; (iii) transaction costs of $2,140,000, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors; and (iv) a reduction in the purchase price of $914,000 for proceeds from the exercise of stock options by UpShot employees on the date of acquisition. As of December 31, 2003, the Company had paid $55,440,000 of the Initial Purchase Price and expects to pay the remaining $544,000 in early 2004.

  The Company expects the acquisition of UpShot to accelerate its penetration of the hosted CRM market and expand customer choice in this market. Further, the Company believes the acquisition of UpShot will allow it to capitalize on the expertise of the UpShot management team in the hosted CRM market and their ability to develop new products using the Company's existing technology.

  In accordance with the purchase method of accounting prescribed by SFAS 141, the Company allocated the Initial Purchase Price of $55,984,000 to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Purchase Price does not include the contingent earnout amounts described below. The Initial Purchase Price has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents........................  $         578
   Accounts receivable and other current assets.....          2,094
   Property and equipment...........................            260
   Other assets-long term...........................            267
                                                      --------------
        Total tangible assets.......................          3,199
                                                      --------------
Intangible assets:
   Customer relationships...........................          6,700
   Acquired technology..............................          1,200
   Goodwill.........................................         58,387
                                                      --------------
        Total intangible assets.....................         66,287
                                                      --------------
Liabilities assumed:
   Accounts payable and other accrued liabilities...         (9,707)
   Deferred revenue.................................         (3,769)
   Other liabilities-long term......................            (26)
                                                      --------------
        Total liabilities assumed...................        (13,502)
                                                      --------------
        Net assets acquired.........................  $      55,984
                                                      ==============

  Based in part on the assistance of a third-party valuation firm, the Company allocated $6,700,000 of the purchase price to a "customer relationship" intangible asset and $1,200,000 of the purchase price to an "acquired technology" intangible asset. The acquired technology intangible asset is currently being amortized over a period of fourteen months using the straight-line method and the customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers.

  The fair values of the customer relationship and acquired technology intangible assets were determined using the "income" and "relief from royalty" valuation approaches, respectively. The Company utilized a 20% discount rate to determine the present values of the estimated net cash flows of each of these assets. The discount rate selected was based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows. In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of UpShot's technology.

  The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $58,387,000 was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not expected to be deductible for tax purposes. The operating results of UpShot have been included in the Company's consolidated financial statements from the date of acquisition.

  As a result of UpShot meeting certain revenue and revenue related targets, as defined in the merger agreement, during the fourth quarter of 2003, the Company paid the former holders of UpShot common stock additional consideration of $192,000, which the Company recorded as goodwill as of December 31, 2003. In the event certain revenue, revenue-related and product delivery targets defined in the merger agreement are met during 2004, the Company could be required to pay up to an additional $9,750,000 to the former holders of UpShot common stock and an additional $9,750,000 to the former employees of UpShot who are current employees of the Company at the time of payment. All amounts paid by the Company to the UpShot shareholders will be recorded as an increase to goodwill and amounts paid to the former employees of UpShot will be recorded as compensation expense when earned.

  The following table presents unaudited summarized combined results of operations of the Company and UpShot, on a pro forma basis, as though the companies had been combined as of January 1, 2002. The following amounts are in thousands, except per share amounts.

                                                                December 31,
                                                      ------------------------------
                                                            2002            2003
                                                      --------------  --------------
Total revenues......................................  $   1,639,836   $   1,359,145
Net loss............................................  $     (47,231)  $     (12,220)
Basic and diluted net loss per share................  $       (0.10)  $       (0.02)

  The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2002, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of UpShot.

  Acquisition of Certain Assets of Motiva, Inc.

  On October 13, 2003, the Company acquired certain assets (primarily intellectual property) of Motiva, Inc. ("Motiva"), a provider of enterprise incentive management ("EIM") software, for total consideration of $2,921,000 ($2,300,000 cash purchase price plus $100,000 of acquisition related costs and $521,000 of liabilities assumed or incurred in connection with this acquisition). The Company expects the acquisition of these assets to accelerate the Company's penetration of the EIM market and expand customer choice in this market. Further, the Company believes that Motiva's technology and the next generation of its technology (under development by Motiva at the time of acquisition) will enhance the Company's current offerings in the EIM market. Specifically, the Company believes the incorporation of Motiva's services-processing architecture will enable users of Siebel Incentive Compensation to handle a much broader variety of compensation plans with greater flexibility and increased performance. The Company is targeting availability for an enhanced integrated offering utilizing portions of the existing and under development Motiva technology in the second half of 2004.

  Substantially all of the assets acquired from Motiva related to various forms of intellectual property (i.e., existing technology and technology under development). The technology under development was approximately 25% complete at the date of acquisition and the Company expects to incur up to an additional $2,000,000 to complete this development, with completion expected by the second half of 2004. Based on the Company's evaluation of the assets acquired, the Company allocated the purchase price to two identifiable intangible assets: "acquired technology" of approximately $900,000 and in-process research and development ("IPR&D") of approximately $1,513,000.

  The Company determined the fair value of the assets acquired based on the anticipated net cash flows of each asset, discounted using a risk adjusted discount rate of approximately 20% for the acquired technology and 30% for the IPR&D. The Company is amortizing the acquired technology over its estimated useful life of three years using the straight-line method and included the IPR&D portion in "purchased in-process product development" in the accompanying statement of operations. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $159,000 was recorded as goodwill. This amount is expected to be deductible for tax purposes.

  The Company has included the operating results of Motiva in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

  Acquisition of Certain Analytics Technology

  In order to further expand the Company's entrance into the analytics market, the Company entered into a worldwide, royalty-free perpetual license to certain technologies (including object code, source code, and documentation) and intellectual property rights (including copyrights, patent rights, and trade secret rights) owned by a third-party provider of analytic software solutions. The license fee for this technology was $3,450,000. The Company expects to continue the development of this technology, which it believes will result in a further expansion of our analytics' suite, with the completion of the first products using this technology expected in the second half of 2004. Because the technology obtained in this license had no alternative future uses, the Company has reflected the license fee of $3,450,000 in purchased in-process product development expense during 2003. The Company expects to incur an additional $2,000,000 to $3,000,000 of costs to further develop this technology and integrate it with the Company's existing analytics technologies, which the Company believes will result in a new and enhanced suite of analytics products.

  Acquisition of Certain Assets of BoldFish, Inc.

  In March 2003, the Company acquired certain assets of BoldFish, Inc. ("BoldFish"), a developer of permission-based outbound messaging solutions, for an initial payment of $1,000,000. The purchase price was allocated to tangible net assets totaling $136,000 (current assets of $92,000 and property and equipment of $44,000) and identifiable intangible assets (acquired technology) valued at $376,000. The acquired technology is currently being amortized over its estimated useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $488,000 was recorded as goodwill. This amount is expected to be deductible for tax purposes. As a result of BoldFish meeting certain product delivery targets, as defined in the merger agreement, during 2003, the Company paid an additional $270,000 of purchase consideration to BoldFish, which the Company recorded as goodwill.

  The Company has included the operating results of BoldFish in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

  2001 Acquisitions

  The following acquisitions have been accounted for by the purchase method of accounting and, accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. Pro forma information giving effect to these acquisitions has not been presented since the pro forma information would not differ materially from the historical results of the Company.

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

  The Company acquired nQuire for consideration of $59,722,000, consisting of 2,259,810 shares of the Company's common stock valued at $58,416,000 and the issuance of stock options to existing employees of nQuire to purchase 56,108 shares of the Company's common stock valued at $1,306,000. The Company valued the stock options issued to the employees of nQuire based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option and a volatility factor of 90.0%. The purchase price was allocated to tangible net assets, including net deferred tax assets of $5,318,000, other current assets of $1,258,000, property and equipment of $105,000, assumed current liabilities of $2,872,000 and deferred compensation related to unvested stock options and restricted common stock of $1,397,000. Based in part on an independent valuation study of nQuire, the Company determined that there was no purchased IPR&D and that the only identifiable intangible asset not subsumed into goodwill (i.e., assembled workforce) was "acquired technology" valued at $7,500,000. The acquired technology is being amortized over its useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $47,016,000 was recorded as goodwill. This amount is not deductible for tax purposes.

  As a result of nQuire meeting certain revenue and product delivery targets during 2001 and 2002, as defined in the merger agreement, the Company issued an additional 262,000 shares valued at $6,231,000 during 2002 and 207,000 shares valued at $1,670,000 during 2003. The Company reflected $7,612,000 of this additional consideration as goodwill and $289,000 as compensation expense during 2002.

  Sales.com, Inc.

  On January 12, 2001, the Company acquired all of the outstanding securities of Sales.com, Inc. ("Sales.com") for total consideration of $28,235,000, consisting of the issuance of 373,618 shares of the Company's common stock valued at $26,900,000 and the issuance of stock options to purchase 49,895 shares of its common stock to existing employees of Sales.com valued at $1,335,000. The Company valued the stock options issued to the employees of Sales.com based on the Black-Scholes valuation model, using a risk-free interest rate of 5.0%, the expected remaining life of the option and a volatility factor of 77.0%. The purchase price was allocated to tangible net assets, including cash of $11,550,000, other current assets of $1,178,000, property and equipment of $385,000 and assumed current liabilities of $888,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $16,010,000 was allocated to acquired technology, which the Company assigned a three-year estimated life and amortized using the straight-line method.

  In connection with the 2003 Restructuring, the Company performed an evaluation of its product lines and existing development efforts to determine if any products and/or development efforts should be discontinued. As a result of this evaluation, in July 2003 the Company determined that it would no longer utilize the technology acquired through the acquisition of Sales.com (i.e., certain product modules and the remaining Sales.com source code). In reaching this conclusion, the Company considered the following: (i) the Company's recently developed modules and functionality utilizing the J2EE platform was superior to the technology acquired from Sales.com, and (ii) the Company's product development resources would be more effectively utilized on other projects, particularly given the workforce reduction that occurred in the 2003 Restructuring. Accordingly, the Company determined that the carrying value of the Sales.com acquired technology was no longer recoverable and therefore wrote off the remaining unamortized balance of $2,449,000 during the third quarter of 2003. The Company has reflected this charge of $2,449,000 in the accompanying consolidated statement of operations for 2003, under the caption "cost of software revenues."

  Intangible Assets and Goodwill

  Goodwill

  The changes in the carrying amount of goodwill during 2002 and 2003 were as follows (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                   2002         2003
                                                               -----------  -----------
Balance as of beginning of the year........................... $   72,869   $   80,949
Earnout payments to the stockholders of
   acquired companies.........................................      8,112          962
Goodwill obtained in acquisitions of businesses...............         --       59,034
Foreign currency fluctuation..................................        (32)          12
                                                               -----------  -----------
Balance as of the end of the year............................. $   80,949   $  140,957
                                                               ===========  ===========

  As required by SFAS 142, the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 annually on July 1 and more frequently upon the occurrence of certain events. Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the non-amortization provisions of SFAS 142 for 2001 (in thousands, except per share amounts):

                                                                   December 31,
                                                       -----------------------------------
                                                           2001         2002       2003
                                                       ------------  ---------- ----------
Net income (loss):
   As reported........................................ $   254,575   $ (35,704) $  (3,396)
   Add: goodwill amortization, net of taxes...........      12,626          --         --
                                                       ------------  ---------- ----------
     Adjusted net income (loss)....................... $   267,201   $ (35,704) $  (3,396)
                                                       ============  ========== ==========

Diluted net income (loss) per share:
   As reported........................................ $      0.49   $   (0.08) $   (0.01)
   Add: goodwill amortization, net of taxes...........        0.02          --         --
                                                       ------------  ---------- ----------
     Adjusted diluted net income (loss) per share..... $      0.51   $   (0.08) $   (0.01)
                                                       ============  ========== ==========

Basic net income (loss) per share:
   As reported........................................ $      0.56   $   (0.08) $   (0.01)
   Add: goodwill amortization, net of taxes...........        0.02          --         --
                                                       ------------  ---------- ----------
      Adjusted basic net income (loss) per share...... $      0.58   $   (0.08) $   (0.01)
                                                       ============  ========== ==========

  Intangible Assets

  Intangible assets acquired in connection with the above acquisitions consisted of the following (in thousands):

                                                              December 31, 2002              December 31, 2003
                                                      ------------------------------ -------------------------------------
                                                        Acquired        Customer       Acquired      Customer
                                                        Technology     Relationship   Technology  Relationship     Total
                                                      --------------  -------------- ----------- -------------   ---------
Acquired technology.................................  $      26,747   $          --  $    9,977  $      6,700    $ 16,677
Less: accumulated amortization......................         16,393              --       5,549           342       5,891
                                                      --------------  -------------- ----------- -------------   ---------
     Intangible assets, net.........................  $      10,354   $          --  $    4,428  $      6,358    $ 10,786
                                                      ==============  ============== =========== =============   =========

  As discussed previously, the Company wrote-off the remaining unamortized balance of the acquired technology obtained in the acquisition of Sales.com in July 2003. This asset had a net carrying value of $2,449,000 (cost of $16,010,000 less accumulated amortization of $13,561,000) at the time of abandonment in July 2003. In addition, the Company wrote-off a fully amortized acquired intangible asset with a cost and accumulated value of $3,236,000 in November 2003.

  Based on identified intangible assets recorded as of December 31, 2003, and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
-------------------------------
2004.......................................................... $    5,691
2005..........................................................      1,776
2006..........................................................      1,204
2007..........................................................        747
2008..........................................................        746
2009 and thereafter...........................................        622
                                                               -----------
     Total.................................................... $   10,786
                                                               ===========

  Financial Statement Details

  Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

  Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash and cash equivalents, short-term investments, and marketable securities consisted of the following as of December 31, 2002 and 2003 (in thousands):

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
                                                 =========== ========== ========== ===========

   December 31, 2003:                                            Unrealized
                                                             ---------------------
                                                     Cost       Loss       Gain       Market
                                                 ----------- ---------- ---------- -----------
   Cash and cash equivalents:
     Cash....................................... $   39,911  $      --  $      --  $   39,911
     Certificates of deposit....................     16,505         --         --      16,505
     Money market funds.........................    432,050         --         --     432,050
     U.S. treasury and agency securities........     36,990         --         --      36,990
     Corporate notes............................     52,122        (53)        --      52,069
     Asset-backed securities....................      6,002         --          5       6,007
                                                 ----------- ---------- ---------- -----------
                                                 $  583,580  $     (53) $       5  $  583,532
                                                 =========== ========== ========== ===========
   Short-term investments:
     U.S. treasury and agency securities........ $  384,085  $    (237) $   2,117  $  385,965
     Corporate notes............................    659,281       (671)     7,405     666,015
     Asset-backed securities....................    386,409       (497)     1,782     387,694
                                                 ----------- ---------- ---------- -----------
                                                 $1,429,775  $  (1,405) $  11,304  $1,439,674
                                                 =========== ========== ========== ===========

   Marketable equity securities................. $       80  $      --  $      38  $      118
                                                 =========== ========== ========== ===========

  As of December 31, 2003, all of the unrealized losses in the above table relate to cash equivalents and short-term investment securities that have been in a continuous unrealized loss position for less than one year. In addition, each of the securities have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes, or company-specific rating changes. In addition, the Company expects to receive the full principal and interest due on these securities and has the ability to hold these securities to maturity. Accordingly, we do not believe that these securities are impaired as of December 31, 2003 and therefore have not recognized an "other-than-temporary" impairment on these investments.

  Short-term investments as of December 31, 2002, consisted of $385,195,000 of securities that mature in less than one year, $1,108,898,000 of securities that mature in one to five years and no securities that mature in over five years. The following is a summary of the maturities of short-term investments as of December 31, 2003 (in thousands, except percentages):

                                                               Expected Maturity Date
                                    -----------------------------------------------------------------------------
                                      2004       2005       2006       2007       2008    Thereafter     Total
                                    ---------  ---------  ---------  ---------  --------  ----------  -----------
US Treasury and Agency securities..  $82,536   $182,927   $106,857     $7,105    $6,540          --     $385,965
  Weighted average yield...........     1.34%      1.62%      2.31%      2.79%     3.33%

Corporate bonds....................  $99,399   $198,663   $252,696    $85,552   $29,705          --     $666,015
  Weighted average yield...........     1.56%      1.92%      2.24%      3.00%     3.55%

Asset-backed securities............ $111,827   $157,018   $103,764     $5,239    $1,030      $8,816     $387,694
  Weighted average yield...........     1.57%      2.16%      2.88%      2.04%     2.45%       2.23%
                                    ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments....... $293,762   $538,608   $463,317    $97,896   $37,275      $8,816   $1,439,674
                                    =========  =========  =========  =========  ========  ==========  ===========

  Accounts Receivable, Net

  Accounts receivable, net consisted of the following (in thousands):

                                                                      December 31,
                                                               ------------------------
                                                                   2002         2003
                                                               -----------  -----------
Trade accounts receivable..................................... $  321,877   $  300,501
Less: allowance for doubtful accounts and sales returns.......     46,113       40,667
                                                               -----------  -----------
                                                               $  275,764   $  259,834
                                                               ===========  ===========

  Changes in the allowance for doubtful accounts and sales returns for 2001, 2002 and 2003, are as follows (in thousands):

                                Balance at    Provision for                 Balance at
                                Beginning   Doubtful Accounts                End of
                                 of Year       and Returns      Deductions    Year
                               ----------- ------------------  ----------- ----------
Year ended December 31, 2001.. $   43,649  $          26,403   $   23,381  $  46,671
Year ended December 31, 2002..     46,671             21,376       21,934     46,113
Year ended December 31, 2003..     46,113              5,184       10,630     40,667

  The decrease in the provision of doubtful accounts and sales returns from 2001 to 2002 and from 2002 to 2003 is primarily due to reduced receivable levels, improvement in the aging of our receivables and the recovery of certain receivables previously written-off.

  Property and Equipment, Net

  Property and equipment, net consisted of the following (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                   2002         2003
                                                               -----------  -----------
Computers and equipment....................................... $  205,507   $  212,588
Furniture and fixtures........................................     84,184       68,492
Computer software.............................................     62,373       66,886
Computer equipment under capital lease........................     35,046       40,192
Corporate aircraft............................................      6,820        6,820
Buildings and land............................................        403          479
Leasehold improvements........................................    132,225      125,557
                                                               -----------  -----------
                                                                  526,558      521,014
  Less: accumulated depreciation..............................    253,534      363,623
                                                               -----------  -----------
                                                               $  273,024   $  157,391
                                                               ===========  ===========

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                   2002         2003
                                                               -----------  -----------
Accrued compensation.......................................... $  100,398   $  119,758
Taxes.........................................................    109,077      109,657
Other.........................................................    110,147      103,855
                                                               -----------  -----------
                                                               $  319,622   $  333,270
                                                               ===========  ===========

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consisted of the following (in thousands):

                                                                      December 31,
                                                               ------------------------
                                                                   2002         2003
                                                               -----------  -----------
Foreign currency translation adjustments, net of
   taxes of $10,554 and $32,208, respectively................. $   17,219   $   52,550
Unrealized gains on securities, net of taxes of
   $7,363 and $3,789, respectively............................     11,462        6,100
                                                               -----------  -----------
                                                               $   28,681   $   58,650
                                                               ===========  ===========

  Other Income, Net

  Other income, net consisted of the following (in thousands):

                                                                             December 31,
                                                               --------------------------------------
                                                                   2001         2002         2003
                                                               -----------  -----------  ------------

Interest income............................................... $   67,332   $   58,348   $    52,052
Interest expense..............................................    (18,326)     (20,016)      (14,927)
Loss on early extinguishment of debt..........................         --           --       (10,711)
Net gains on marketable investments...........................      3,399       12,420         6,737
Write-down of cost-method investments.........................     (3,073)      (9,990)       (3,350)
Other, net....................................................     (3,130)      (2,287)       (1,368)
                                                               -----------  -----------  ------------
                                                               $   46,202   $   38,475   $    28,433
                                                               ===========  ===========  ============

  The Company holds several minority interests in companies having operations or technology in areas within its strategic focus. As of December 31, 2002 and 2003, the Company has reflected the carrying value of these cost-method investments of $10,538,000 and $7,714,000, respectively, in other long-term assets. During 2001, 2002 and 2003, the Company wrote down certain of these cost-method investments as the decline in these investments was deemed to be other-than-temporary (i.e., write-down of cost-method investments in the table above). As of December 31, 2003, the fair value of the Company's cost-method investments approximates their carrying value.

  The Company reviews the carrying value of its short-term investments, marketable equity securities, and investments accounted for under the cost method at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance of the issuer, expected cash needs and recent funding events at the issuer. Other-than-temporary impairments are recognized in earnings if: (i) the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors.

  Convertible Subordinated Debentures

  In September 1999, the Company issued $300,000,000 of convertible subordinated debentures (the "Debentures") and in connection therewith incurred $8,684,000 of issuance costs (the "Issuance Costs"). On September 30, 2003, the Company redeemed all of the Debentures in accordance with their terms for $307,080,000, plus accrued interest of $688,000. In connection with this redemption, the Company incurred a pre-tax charge to operations of $10,711,000, consisting of a $7,080,000 redemption premium and the write-off of the remaining unamortized Issuance Costs of $3,631,000. The Company has reflected the $10,711,000 loss on the early extinguishment of the debt in "Other income, net" during 2003.

  Prior to redemption, the Debentures bore interest at a rate of 5.50% per annum, had a maturity date of September 15, 2006, and were convertible at the option of the holder into an aggregate of 12,867,000 shares of the Company's common stock at a conversion price of $23.32 per share.

  Commitments and Contingencies

  Letters of Credit

  As of December 31, 2003, the Company had secured letters of credit with banks totaling approximately $18,898,000. These letters of credit, which expire between June 2004 and November 2015, collateralize certain of the Company's lease obligations to various third parties.

  Legal Actions

  On August 22, 2003, the Company and its Board of Directors settled a derivative suit filed by Teachers' Retirement System of Louisiana ("TRSL"), a Louisiana public trust fund.  The Company firmly believed that TRSL's claims were without merit, but settled the case to avoid the costs and management time involved in litigation. The settlement was approved by the court on October 14, 2003. The derivative suit alleged, among other things, that members of the Company's Board of Directors breached their fiduciary duties by authorizing excessive executive compensation.  The derivative plaintiffs sought compensatory and other damages, rescission of certain stock options and other relief. As part of the settlement, the Company agreed: (i) to implement certain enhancements to its corporate governance policies and (ii) not to oppose the application to the court by TRSL's attorneys for reimbursement of their legal fees in connection with the lawsuit, not to exceed $900,000, which was paid in the fourth quarter of 2003.

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the SEC Staff notified the Company and two of its officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. No such enforcement action has been initiated, and no findings have been issued. The Company and its officers have filed submissions with the SEC in response to the SEC notices and the Company believes that these submissions contain numerous meritorious defenses to these allegations. As the Company disclosed during its earnings call on January 21, 2004, it appears that this matter may soon go before the SEC for a decision. If the SEC decides to pursue this matter, the Company expects that it will continue though its normal course of civil action.

  In addition, the Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matter will have a material adverse effect on the Company's consolidated financial position, although results of operations or cash flows could be affected in a particular period.

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

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Employee Benefit Plan

  The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 20% of their compensation, limited to $12,000 in 2003. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

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

  As of December 31, 2003, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for 2001, 2002 and 2003, was $117,586,000, $114,358,000 and $93,337,000, respectively.

  Future minimum lease payments under both operating and capital leases as of December 31, 2003, are as follows (in thousands):

                                                                Capital      Operating
Year Ending December 31,                                         Leases        Leases
-------------------------------------------------------------- -----------  -----------
2004.......................................................... $   12,619   $   69,750
2005..........................................................      6,500       67,445
2006..........................................................         --       65,452
2007..........................................................         --       65,434
2008..........................................................         --       65,301
2009 and thereafter...........................................         --      381,693
                                                               -----------  -----------
     Total minimum lease payments.............................     19,119   $  715,075
                                                                            ===========
     Amounts representing interest............................       (987)
                                                               -----------
     Present value of minimum lease payments..................     18,132
     Less: capital lease obligations, short-term
        portion (included in accrued liabilities).............     11,841
                                                               -----------
     Capital lease obligations, long-term portion............. $    6,291
                                                               ===========

  Operating lease commitments related to properties included in the 2002 and 2003 Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 2 for further discussion of the Restructuring obligations, including a five-year summary of anticipated settlement dates of such obligations.

  Stockholders' Rights Plan and Preferred Stock

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

  Stock Options and Employee Stock Purchase Plans

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

  Stock Options Outstanding

  Combined plan activity for 2001, 2002 and 2003, is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant      Shares    Price per Share
                                                              ------------ ------------ ---------------
   Balances, December 31, 2000............................... 131,725,771  175,782,702   $       21.59
     Additional shares authorized............................  77,998,826           --
     Options granted to employees............................ (94,402,370)  94,402,370   $       25.40
     Options granted to officers and directors............... (16,434,000)  16,434,000   $       31.05
     Options exercised.......................................          --  (20,597,487)  $        5.25
     Options forfeited/canceled upon termination.............  18,290,320  (18,817,823)  $       36.90
                                                              ------------ ------------ ---------------
   Balances, December 31, 2001............................... 117,178,547  247,203,762   $       23.81
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options forfeited/canceled upon termination.............  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002............................... 161,507,093  185,472,781   $       17.42
     Options granted to employees............................ (20,987,275)  20,987,275   $        9.20
     Options granted to officers and directors...............  (1,800,000)   1,800,000   $        8.63
     Options exercised.......................................          --  (10,746,800)  $        5.29
     Options forfeited/canceled upon termination.............  27,625,978  (27,660,441)  $       20.95
     Options cancelled by the Company's CEO..................  25,950,000  (25,950,000)  $       34.63
                                                              ------------ ------------ ---------------
   Balances, December 31, 2003............................... 192,295,796  143,902,815   $       13.20
                                                              ============ ============

  The following table summarizes information about the Company's stock options outstanding as of December 31, 2003:

                                        Options Outstanding                       Options Exercisable
                            ------------------------------------------------  ---------------------------
                                               Wtd. Avg.        Wtd. Avg.                     Wtd. Avg.
         Range of              Number          Remaining         Exercise        Number        Exercise
      Exercise Prices         of Shares      Life (Years)         Price        of Shares        Price
--------------------------  -------------    -------------  ----------------  ------------ --------------
$ 0.01  -   13.92             79,163,463              4.2    $         5.48    55,000,190   $       4.23
$13.93  -   25.00             50,973,134              7.3    $        18.44    25,685,992   $      19.13
$25.01  -   40.00             10,889,898              6.8    $        33.01     6,169,152   $      33.34
$40.01  -   60.00              1,663,701              6.2    $        46.38     1,192,826   $      46.29
$60.01  -   80.00              1,121,010              6.6    $        71.99       545,997   $      71.68
$80.01  -  109.05                 91,609              6.6    $        93.71        39,306   $      92.56
--------------------------  -------------    -------------  ----------------  ------------ --------------
$ 0.01  -  109.05            143,902,815              5.5    $        13.20    88,633,463   $      11.59
                            =============                                     ============

  As of December 31, 2001 and 2002, the Company had 72,889,000 and 100,118,260 exercisable stock options outstanding, respectively, with weighted average exercise prices of $15.23 and $13.73 per share, respectively.

  Restricted Stock

  During the year ended December 31, 2002, the Company issued a total of 200,000 shares of restricted stock to certain of its employees for nominal consideration. The Company has recorded deferred compensation of $1,447,000 related to this issuance of restricted stock, which is being expensed on a straight-line basis over the five-year vesting period. The Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock. The Company has not issued any other restricted stock purchase awards, stock bonuses or stock appreciation rights.

  As of December 31, 2002 and December 31, 2003, the Company had a total of 255,000 and 175,000 shares, respectively, of its common stock outstanding that were subject to repurchase by the Company as a result of the early exercise of stock options or issuance of restricted stock. No compensation expense has resulted at the time of the repurchases of the Company's restricted shares since the consideration paid by the Company equaled the lower of: (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock.

  Employee Stock Purchase Plan

  The Company's 1996 Employee Stock Purchase Plan, as amended, (the "1996 Purchase Plan") provided for the issuance of up to a total of 13,600,000 shares its common stock thereunder. The 1996 Purchase Plan was terminated on June 30, 2003, as all shares of common stock available under this plan were issued as of June 30, 2003. Prior to termination, the 1996 Purchase Plan permitted eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower.

  In May 2003, the Company's Board of Directors adopted the Siebel Systems, Inc. 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan" and collectively with the 1996 Purchase Plan, the "Purchase Plan"). The 2003 Purchase Plan was approved by stockholders on June 11, 2003. The 2003 Purchase Plan permits eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of such employees' total compensation during the offering period. The purchase price per share at which shares of the Company's common stock may be purchased under the 2003 Purchase Plan is the lower of 85% of: (i) the fair market value of a share of the Company's common stock on the first day of the offering or (ii) the fair market value of a share of the Company's common stock on the last day of the offering. The maximum length for an offering period under the 2003 Purchase Plan is 27 months. Currently, each offering period, other than the first offering period, is six months long and shares are purchased on the last day of each offering period. The first offering period is seven months long (July 1, 2003 to January 31, 2004).

  For the years ended December 31, 2001, 2002 and 2003, the Company issued 1,470,000, 3,109,000 and 927,000 shares, respectively, under the 1996 Purchase Plan with weighted average prices of $32.85, $9.45 and $6.29 per share, respectively. As of December 31, 2003, no shares of the Company's common stock had been issued under the 2003 Purchase Plan, as the first purchase period ended on January 31, 2004. As a result, the number of Purchase Plan shares issued during 2003 declined from the levels in 2002. There are 15,000,000 shares of the Company's common stock reserved for issuance under the 2003 Purchase Plan.

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                                            Year Ended December 31,
                                                                                      -----------------------------------
                                                                                        2001        2002         2003
                                                                                      ---------  -----------  -----------
Shares used in basic net income (loss) per share computation........................   457,031      475,617      491,961
Effect of dilutive potential common shares resulting from
   stock options and common stock warrants..........................................    65,690           --           --
Effect of dilutive potential common shares resulting from
   common stock subject to repurchase...............................................       249           --           --
                                                                                      ---------  -----------  -----------
Shares used in diluted net income (loss) per share computation......................   522,970      475,617      491,961
                                                                                      =========  ===========  ===========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock options. Because the Company reported a net loss during 2002 and 2003, the Company excluded the impact of stock options in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The dilutive impact of the Company's stock options on shares used for the diluted earnings per share computation for 2001 is calculated based on the average share price of the Company's common stock using the treasury stock method. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                                            Year Ended December 31,
                                                                                      -----------------------------------
                                                                                        2001        2002         2003
                                                                                      ---------  -----------  -----------
Stock options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period........................    59,504       99,537       68,466
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the Company
  reporting a net loss during the period............................................        --       40,397       36,484
Weighted average shares issuable upon conversion of the convertible
  subordinated debentures...........................................................    12,867       12,867           --
                                                                                      ---------  -----------  -----------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation......................................................    72,371      152,801      104,950
                                                                                      =========  ===========  ===========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $58.05, $27.63 and $22.07 per share during 2001, 2002 and 2003, respectively. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock of $17.70 and $10.18 per share during 2002 and 2003, respectively, were excluded from the diluted earnings per share computation because the Company reported a net loss during these periods.

  As discussed in Note 5, the Company redeemed the Debentures on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore are not potentially dilutive as of December 31, 2003.

  Income Taxes

  Income (loss) before tax expense (benefit) includes income from foreign operations of approximately $145,469,000, $26,113,000 and $3,634,000 for 2001, 2002 and 2003, respectively. The components of income tax expense (benefit) for 2001, 2002 and 2003 are as follows (in thousands):

                                                                        December 31,
                                                            --------------------------------
                                                               2001       2002       2003
                                                            ---------- ---------- ----------
 Current:
   Federal................................................. $  48,626  $   9,322  $   5,297
   State...................................................    19,047      1,772      1,198
   Foreign.................................................    39,672     19,254      7,044
                                                            ---------- ---------- ----------
     Total current.........................................   107,345     30,348     13,539
 Deferred:
   Federal.................................................    13,493    (32,757)    (6,223)
   State...................................................   (20,602)   (12,705)    (9,118)
   Foreign.................................................    (4,527)    (4,969)      (108)
                                                            ---------- ---------- ----------
     Total deferred........................................   (11,636)   (50,431)   (15,449)

 Charge in lieu of taxes attributable
   to employer's stock option plans........................    53,800         --         --
                                                            ---------- ---------- ----------
     Total income tax expense (benefit).................... $ 149,509  $ (20,083) $  (1,910)
                                                            ========== ========== ==========

  The differences between the income tax expense (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax expense (benefit) for 2001, 2002 and 2003 are as follows:

                                                                        December 31,
                                                             --------------------------------
                                                               2001       2002       2003
                                                             ---------- ---------- ----------
  Expected income tax expense (benefit)....................      35.0%    (35.0)%    (35.0)%
  State income taxes (benefit), net of federal tax benefit.       4.4%    (11.9)%    (71.2)%
  Research and development credit..........................      (1.3)%     (3.7)%    (40.4)%
  Deferred compensation....................................       0.4%      2.1%      7.3%
  Meals and entertainment..................................       0.5%      3.5%     20.5%
  Foreign rate differential................................      (3.0)%      7.4%     81.6%
  Other, net...............................................       1.0%      1.6%      1.2%
                                                             ---------- ---------- ----------
    Total income tax expense (benefit).....................      37.0%    (36.0)%    (36.0)%
                                                             ========== ========== ==========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

                                                                 December 31,
                                                            ---------------------
                                                               2002       2003
                                                            ---------- ----------
 Deferred tax assets:
   Allowance for doubtful accounts and returns............. $  13,823  $  12,633
   Accruals and reserves, not currently deducted
     for tax purposes......................................    66,444     81,088
   Tax credit carryforwards................................    97,326    109,591
   Net operating loss carryforward.........................   570,192    602,101
   Depreciation and amortization...........................    44,521     41,462
   Other...................................................    12,219      5,036
                                                            ---------- ----------
     Deferred tax assets...................................   804,525    851,911
                                                            ---------- ----------
 Deferred tax liabilities:
   Unrealized gain on investments..........................    (4,470)    (2,306)
                                                            ---------- ----------
     Deferred tax liabilities..............................    (4,470)    (2,306)
                                                            ---------- ----------
 Valuation allowance.......................................  (660,826)  (691,997)
                                                            ---------- ----------

       Net deferred tax assets............................. $ 139,229  $ 157,608
                                                            ========== ==========

  As of December 31, 2003, the Company had a valuation allowance on its deferred tax assets of approximately $692,000,000, of which approximately $660,000,000 pertains to certain tax credits and net operating loss ("NOL") carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable stemming from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense.

  The remaining valuation allowance of $32,000,000 pertains to certain acquisition-related tax credits and NOL carryforwards that may be limited under Section 382 of the Internal Revenue Code. If an "ownership change," as defined in Section 382, occurs or has occurred, a corporation's ability to utilize NOL and tax credit carryforwards may be subject to restriction. If the Company realizes a tax benefit related to these NOL and tax credits carryforwards, the tax benefit will be accounted for as a credit to goodwill rather than as a reduction of income tax expense.

  As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $1,515,900,000 and $1,102,000,000, respectively, available to offset future taxable income. In addition, the Company had federal and state research and development credit carryforwards of $46,401,000 and $48,093,000, respectively, available to offset future tax liabilities. The Company's federal NOL carryforwards will begin to expire in 2011, if not utilized. The Company's state NOL carryforwards will begin to expire in 2004, if not utilized. The Company's federal research and development credit carryforward will begin to expire in 2011, if not utilized. The state research and development credit can be carried forward indefinitely.

  The Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003, the Company received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to the U.S. Federal income tax returns. Although the final resolution of the IRS audit is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. The Company may receive an assessment related to the audit of its U.S. income tax returns that exceeds amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

  Certain of the Company's payroll tax returns, both in the U.S. and internationally, are currently under examination by the applicable taxing authority. The Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to its international payroll tax returns. The Company has not made any provision in the accompanying consolidated financial statements for potential assessments by the IRS related to its U.S. payroll tax returns, primarily as it relates to stock option exercises, as the amount that the Company may have to pay is not currently estimable. The Company may receive an assessment related to the audit of its U.S. and international payroll tax returns that exceeds amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

  The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the United States. As of December 31, 2003, the Company has unrecognized deferred tax liabilities of approximately $65,000,000 related to approximately $180,000,000 of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely invested in operations outside the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

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

  The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for 2001, 2002 and 2003 (in thousands):

            United                Asia     Canada and
  Year      States     Europe   Pacific   Latin America    Totals
 ------- ----------- --------- --------- -------------  -----------
   2001  $1,246,453  $626,567  $120,951  $     90,625   $2,084,596
   2002   1,016,109   459,985    89,429        69,784    1,635,307
   2003     787,704   418,129   104,126        44,269    1,354,228

  International software license revenues for the 2001, 2002 and 2003 were $479,335,000, $290,799,000 and $240,261,000, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  Prior to 2003, the Company did not measure the performance of its individual software applications for internal management reporting purposes. The following is a summary of our software license revenues by product, in terms of absolute dollars and as a percentage of total software license revenues, for 2003 (in thousands, except percentages):

Software license revenue by product:
   CRM solutions...............................  $ 366,073     76%
   Analytics...................................     77,291     16
   Employee relationship management ("ERM")....     18,149      4
   UAN and business integration applications...     20,761      4
                                                 ----------  -------
        Total..................................  $ 482,274    100%
                                                 ==========  =======

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During 2003, software license revenues from Enterprise Licenses were $64,060,000, or 13% of total software license revenues. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

  The following is a summary of the Company's service revenues, by service offering, for 2001, 2002 and 2003 (in thousands):

                                                                    Year Ended December 31,
                                                       ----------------------------------------------
                                                            2001            2002            2003
                                                       --------------  --------------  --------------
Professional services, maintenance and other revenues:
  Maintenance......................................... $   352,763     $   422,502     $   449,345
  Professional services and other.....................     666,215         512,461         422,609
                                                       --------------  --------------  --------------
      Total........................................... $ 1,018,978     $   934,963     $   871,954
                                                       ==============  ==============  ==============

  No single customer has accounted for 10% or more of total revenues in 2001, 2002 or 2003.

  Selected Quarterly Financial Data (unaudited)

  The following table presents selected quarterly information for 2002 and 2003 (in thousands, except share data):

                                                       First     Second    Third     Fourth
                                                      quarter   quarter   quarter   quarter
                                                     --------- --------- --------- ---------
  2002:
  Total revenues.................................... $477,847  $405,562  $357,162  $394,736
  Gross margin (1)..................................  341,419   275,219   207,548   249,315
  Net income (loss) (2).............................   64,621    29,775   (92,078)  (38,022)
  Diluted net income (loss) per share (3)...........     0.12      0.06     (0.19)    (0.08)
  Basic net income (loss) per share (3).............     0.14      0.06     (0.19)    (0.08)

  2003:
  Total revenues.................................... $332,755  $333,299  $321,432  $366,742
  Gross margin......................................  202,522   202,890   194,969   247,650
  Net income (loss) (4).............................    4,618     9,768   (59,330)   41,548
  Diluted net income (loss) per share (5)...........     0.01      0.02     (0.12)     0.08
  Basic net income (loss) per share (5).............     0.01      0.02     (0.12)     0.08

    During the third quarter of 2002, the Company's gross margin has been reduced by $14,119,000 related to a compensation charge incurred in connection with the Option Repurchase.

    Net income for the third quarter of 2002 has been reduced by a charge of $109,383,000 related to the 2002 Restructuring and a compensation charge of $54,879,000 related to the Option Repurchase. On an after-tax basis, these charges reduced net income by $105,128,000 during the third quarter of 2002. Included in operating expenses for the fourth quarter of 2002 is a charge of $95,922,000 related to the 2002 Restructuring. On an after-tax basis, these charges reduced net income by $61,390,000 during the fourth quarter of 2002.

    The Company's diluted and basic loss per share data include an impact of $0.22 and $0.13 per share during the third and fourth quarters of 2002, respectively, related to the 2002 Restructuring and Option Repurchase.

    The Company's pre-tax loss for the third quarter of 2003 includes the following charges: (i) a charge of $107,216,000 related to the 2003 Restructuring ($104,767,000 of Restructuring and related expenses and $2,449,000 related to an asset impairment) and (ii) a charge of $10,711,000 related to the Company's repurchase of its convertible subordinated debentures. On an after-tax basis, these charges reduced net income by $75,473,000 during the third quarter of 2003. The Company's pre-tax loss for the fourth quarter of 2003 includes a charge of $5,312,000 related to IPR&D. On an after-tax basis, these charges reduced net income by $3,400,000 during the fourth quarter of 2003.

    The Company's diluted and basic loss per share data include an impact of $0.15 and $0.01 per share during the third and fourth quarters of 2003, respectively, related to the charges described in item number four above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: March 8, 2004 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the follow persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004
/s/ Patricia A. House Patricia A. House	Vice Chairman and Vice President, Strategic Planning	March 10, 2004
/s/ C. Scott Hartz C. Scott Hartz	Director	March 9, 2004
/s/ James C. Gaither James C. Gaither	Director	March 9, 2004
/s/ Marc F. Racicot Marc F. Racicot	Director	March 9, 2004
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	March 9, 2004
/s/ Charles R. Schwab Charles R. Schwab	Director	March 9, 2004
/s/ George T. Shaheen George T. Shaheen	Director	March 8, 2004