Form 10-Q
period 2004-03-31
SIEBEL SYSTEMS INC
filed 2004-04-30
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of April 19, 2004, was 503,828,953.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2004

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,    March 31,
                                                                               2003          2004
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    583,532  $    659,685
   Short-term investments..............................................      1,439,674     1,473,242
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,023,206     2,132,927

   Accounts receivable, net............................................        259,834       231,097
   Deferred income taxes...............................................         61,742        59,786
   Prepaids and other..................................................         52,186        38,637
                                                                          ------------- -------------
          Total current assets.........................................      2,396,968     2,462,447

Property and equipment, net............................................        157,391       131,016
Goodwill...............................................................        140,957       144,795
Intangible assets, net.................................................         10,786        11,576
Other assets...........................................................         48,892        47,060
Deferred income taxes..................................................         95,866        94,866
                                                                          ------------- -------------
          Total assets.................................................   $  2,850,860  $  2,891,760
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     18,907  $     13,570
   Accrued expenses....................................................        333,270       303,080
   Restructuring obligations...........................................         53,676        46,346
   Deferred revenue....................................................        282,217       311,375
                                                                          ------------- -------------
          Total current liabilities....................................        688,070       674,371

Restructuring obligations, less current portion........................        104,405        98,697
Other long-term liabilities............................................          8,159         6,478
                                                                          ------------- -------------
          Total liabilities............................................        800,634       779,546
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     498,305 and 503,096 shares issued and outstanding, respectively...            498           503
  Additional paid-in capital...........................................      1,550,834     1,581,725
  Deferred compensation................................................         (1,479)       (1,235)
  Accumulated other comprehensive income...............................         58,650        57,846
  Retained earnings....................................................        441,723       473,375
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,050,226     2,112,214
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  2,850,860  $  2,891,760
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income
 (in thousands, except per share data; unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                    2003       2004
                                                                 ---------- ----------
Revenues:
   Software....................................................  $ 112,092  $ 126,799
   Professional services, maintenance and other................    220,663    202,488
                                                                 ---------- ----------
       Total revenues..........................................    332,755    329,287
                                                                 ---------- ----------
Cost of revenues:
   Software....................................................      4,721      3,207
   Professional services, maintenance and other................    125,512    107,925
                                                                 ---------- ----------
       Total cost of revenues..................................    130,233    111,132
                                                                 ---------- ----------
            Gross margin.......................................    202,522    218,155
                                                                 ---------- ----------
Operating expenses:
   Product development.........................................     79,271     72,024
   Sales and marketing.........................................    100,172     86,257
   General and administrative..................................     26,366     21,574
   Restructuring and related expenses..........................         --        598
                                                                 ---------- ----------
       Total operating expenses................................    205,809    180,453
                                                                 ---------- ----------
            Operating income (loss)............................     (3,287)    37,702
                                                                 ---------- ----------
Other income, net:
   Interest and other income, net..............................     15,397     12,075
   Interest expense............................................     (4,894)      (320)
                                                                 ---------- ----------
       Total other income, net.................................     10,503     11,755
                                                                 ---------- ----------
            Income before income taxes.........................      7,216     49,457
Income taxes...................................................      2,598     17,805
                                                                 ---------- ----------
            Net income.........................................  $   4,618  $  31,652
                                                                 ========== ==========

Diluted net income per share...................................  $    0.01  $    0.06
                                                                 ========== ==========
Basic net income per share.....................................  $    0.01  $    0.06
                                                                 ========== ==========

Shares used in diluted share computation.......................    511,391    546,401
                                                                 ========== ==========
Shares used in basic share computation.........................    487,254    501,128
                                                                 ========== ==========
Comprehensive income:
Net income.....................................................  $   4,618  $  31,652
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments....................      5,316     (3,844)
   Realized gain on marketable investments previously
      recognized in other comprehensive income.................     (1,547)    (1,872)
   Unrealized gain on investments, net.........................      2,422      4,912
                                                                 ---------- ----------
       Other comprehensive income (loss).......................      6,191       (804)
                                                                 ---------- ----------
            Total comprehensive income.........................  $  10,809  $  30,848
                                                                 ========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                                 2003         2004
                                                                            ------------- ------------
Cash flows from operating activities:
   Net income.............................................................. $      4,618  $    31,652
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization........................................       39,518       31,478
      Amortization of identifiable intangible assets.......................        1,959        1,710
      Compensation related to stock options, net...........................          505          195
      Provision for doubtful accounts and sales returns....................        3,779       (1,000)
      Tax benefit from exercise of stock options...........................           --        1,500
      Deferred income taxes................................................           55           --
      Write-down of cost-method investments to fair value..................          253        1,083
      Net realized gains on marketable investments.........................       (1,547)      (1,872)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................       37,338       30,234
         Prepaids and other................................................        7,959       14,305
         Accounts payable and accrued expenses.............................      (30,249)     (34,980)
         Restructuring obligations.........................................      (15,300)     (13,641)
         Deferred revenue..................................................       13,923       29,135
                                                                            ------------- ------------
           Net cash provided by operating activities.......................       62,811       89,799
                                                                            ------------- ------------
Cash flows from investing activities:
   Purchases of property and equipment, net................................       (9,255)        (225)
   Purchases of short-term investments.....................................     (531,759)    (413,446)
   Sales and maturities of short-term investments..........................      475,808      382,507
   Proceeds from sale of marketable equity securities......................          126           --
   Purchase consideration for acquired businesses, net of cash received....       (1,500)      (4,821)
   Other non-operating assets and non-marketable securities................        1,332            4
                                                                            ------------- ------------
           Net cash used in investing activities...........................      (65,248)     (35,981)
                                                                            ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................        5,266       29,379
   Repayments of capital lease obligations.................................       (3,256)      (3,278)
                                                                            ------------- ------------
           Net cash provided by financing activities.......................        2,010       26,101
                                                                            ------------- ------------
Effect of exchange rate fluctuations.......................................        5,304       (3,766)
                                                                            ------------- ------------
Change in cash and cash equivalents........................................        4,877       76,153
Cash and cash equivalents, beginning of period.............................      667,511      583,532
                                                                            ------------- ------------
Cash and cash equivalents, end of period................................... $    672,388  $   659,685
                                                                            ============= ============
Supplemental disclosures of non-cash activities:
   Fair value of common stock and stock options issued for acquisitions.... $      1,670  $        --
                                                                            ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of March 31, 2004 and the three months ended March 31, 2003 and 2004 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, based on the fair value of the stock options. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during any period presented.

  As of December 31, 2003 and March 31, 2004, the Company's deferred compensation balances primarily related to restricted stock awards issued in the fourth quarter of 2002 and the remaining unamortized portion of compensation expense associated with stock options granted by certain acquired companies and converted under the terms of the agreements between the Company and the companies acquired. The Company is amortizing the deferred compensation on a straight-line basis over the respective vesting periods, which is generally five years.

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

  As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in its statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on net income and net income per share data, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                             Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                             2003       2004
                                                                         ----------- ----------
Net income (loss):
  As reported..........................................................  $    4,618  $  31,652
                                                                         ----------- ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............         505        195
    In-the-money stock options.........................................      (4,097)    (4,503)
    Stock purchase rights under the Purchase Plan......................        (863)    (2,559)
                                                                         ----------- ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................      (4,455)    (6,867)
    Out-of-the-money stock options.....................................     (42,170)   (40,276)
    Stock options cancelled for no consideration.......................    (251,821)        --
    Stock options forfeited/cancelled in connection with terminations..      (9,166)        --
                                                                         ----------- ----------
       Total pro forma expense giving effect to SFAS 123...............    (307,612)   (47,143)
                                                                         ----------- ----------
  Pro forma giving effect to SFAS 123..................................  $ (302,994) $ (15,491)
                                                                         =========== ==========
Diluted net income (loss) per share:
  As reported..........................................................  $     0.01  $    0.06
                                                                         =========== ==========

  Pro forma giving effect to SFAS 123..................................  $    (0.62) $   (0.03)
                                                                         =========== ==========

Basic net income (loss) per share:
  As reported..........................................................  $     0.01  $    0.06
                                                                         =========== ==========

  Pro forma giving effect to SFAS 123..................................  $    (0.62) $   (0.03)
                                                                         =========== ==========

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of March 31, 2003 and 2004 were $8.01 and $11.53, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $303,157,000 and $40,276,000 of expense during the three months ended March 31, 2003 and 2004, respectively, related to: (i) the Company's CEO's stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.95 per share compared to a closing price of $11.53 per share as of March 31, 2004). These items represented 99% and 85% of the pro forma expense in the above table for the three months ended March 31, 2003 and 2004, respectively.

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

                                                                             Three Months Ended
                                                                                March 31,
                                                                          ---------------------
                                                                             2003       2004
                                                                          ----------- ---------
Risk-free interest rate................................................        1.93%     2.09%
Expected life (in years)...............................................         3.0        3.4
Expected volatility....................................................          65%       42%

  Using the Black-Scholes option valuation model, stock options granted during the three months ended March 31, 2003 and 2004 had weighted average fair values of $3.63 and $4.39 per share, respectively.

  The fair value of employees' stock purchase rights under the Company's employee stock purchase plans (the "Purchase Plan") was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                                             Three Months Ended
                                                                                March 31,
                                                                          ---------------------
                                                                             2003       2004
                                                                          ----------- ---------
Risk-free interest rate................................................        1.13%     1.00%
Expected life (in years)...............................................         0.5        0.5
Expected volatility....................................................          63%       46%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended March 31, 2003 and 2004 was $1.86 and $3.69 per share, respectively, including the 15% discount from the quoted market price.

  Restructuring Obligations

  In response to a deterioration of economic conditions, the Company initiated a Restructuring of its operations in July 2002, which the Company completed in December 2002 (the "2002 Restructuring"). The 2002 Restructuring was designed to better align the Company's operating structure with expected revenue levels. In connection with the 2002 Restructuring, the Company recorded restructuring and related expenses of $205,305,000.

  Due in part to the continued weakening in the global economy and reduced revenue expectations, the Company initiated a further restructuring of its operations in the second quarter of 2003, which the Company completed in September 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "2002 and 2003 Restructurings"). During 2003, the Company recorded restructuring and related expenses of $104,391,000 associated with the 2002 and 2003 Restructurings. This charge consisted of (i) $88,791,000 incurred in connection with the 2003 Restructuring, (ii) $14,891,000 incurred as a result of a change in estimate related to the 2002 Restructuring, and (iii) accretion expense of $709,000 associated with the 2003 Restructuring obligations.

  The 2002 and 2003 Restructurings included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

  The following table summarizes the restructuring and related expenses incurred during the three months ended March 31, 2004, and the remaining obligations related to the 2002 and 2003 Restructurings as of December 31, 2003 and March 31, 2004 (in thousands):

                                                                 Employee      Facility-
                                                              Termination     Related
                                                               Costs (1)     Costs (2)      Total
                                                             ------------ -------------- -----------
Restructuring obligations, December 31, 2003................ $     3,805  $     154,276  $  158,081

Restructuring and related expenses:
  Recognized related to changes in estimate.................          96           (101)         (5)
  Accretion related to the 2003 Restructuring (3)...........          --            603         603
                                                             ------------ -------------- -----------
     Total..................................................          96            502         598
Cash payments...............................................        (875)       (12,761)    (13,636)
                                                             ------------ -------------- -----------
Restructuring obligations, March 31, 2004................... $     3,026  $     142,017  $  145,043
                                                             ============ ==============
     Less: Restructuring obligations, short-term............                                 46,346
                                                                                         -----------
     Restructuring obligations, long-term...................                             $   98,697
                                                                                         ===========

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs. The remaining obligations as of March 31, 2004 relate to approximately 90 terminations that have yet to be completed, primarily due to regulatory requirements in certain countries and the Company's ongoing transition of certain product development positions overseas. The Company expects to complete the reduction of the remaining employees within the next six months.

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

  Commitments and Contingencies

  Legal Proceedings

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

  On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's shareholders, filed an action in the United States District Court for the Northern District of California against the Company and certain of its officers. This action alleges claims in connection with various public statements made by the Company and seeks damages together with interest and reimbursement of costs and expenses of litigation. A number of follow-on actions have been filed alleging substantially similar claims. The Company believes the allegations in this action are without merit and it intends to defend vigorously against these claims.

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

  Income and Payroll Taxes

  The Company's U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, the Company received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. There exists the possibility that the Company may receive an assessment related to the audit of its U.S. income tax returns that exceeds amounts provided for by the Company. Any such assessment could have a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

  Certain of the Company's U.S. and international payroll tax returns, primarily related to stock option exercises, are currently under examination by the applicable taxing authority. The Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to these payroll tax returns. There exists the possibility that the Company may receive an assessment related to the audit of its U.S. and international payroll tax returns that exceeds amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

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

  The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of March 31, 2004, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of March 31, 2004 are as follows (in thousands):

                                                         Capital     Operating
                                                        Leases      Leases
                                                      ---------- ------------
Nine months ending December 31, 2004................  $   9,127  $    56,396
Year ending December 31, 2005.......................      6,500       68,023
Year ending December 31, 2006.......................         --       67,432
Year ending December 31, 2007.......................         --       67,467
Year ending December 31, 2008.......................         --       67,350
Year ending December 31, 2009, and thereafter.......         --      388,253
                                                      ---------- ------------
     Total minimum lease payments...................     15,627  $   714,921
                                                                 ============
     Amounts representing interest..................       (730)
                                                      ----------
     Present value of minimum lease payments........     14,897
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)......     10,288
                                                      ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)....  $   4,609
                                                      ==========

  Operating lease commitments related to properties included in the 2002 and 2003 Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 2 for further discussion of the Restructuring obligations.

  Acquisitions, Goodwill and Intangible Assets

  Acquisitions

  In January 2004, the Company acquired all of the outstanding securities of Ineto Services, Inc. ("Ineto"), a provider of hosted call center services over the Internet, for a net cash payment of $4,821,000. The Company has integrated Ineto's hosted telephony service, which the Company re-branded as Contact OnDemand, with its Siebel CRM OnDemand product offering. The Company expects the acquisition of Ineto to further accelerate its penetration of the hosted CRM market and expand customer choice in this market.

  The Company allocated the purchase price of $4,821,000 to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values as follows (in thousands):

  Tangible assets:
   Accounts receivable and other current assets...  $      507
   Property and equipment.........................          40
   Other assets-long term.........................           5
                                                    -----------
        Total tangible assets.....................         552
                                                    -----------
Intangible assets:
   Customer relationships.........................       1,250
   Non-compete agreements.........................         750
   Acquired technology............................         500
   Goodwill.......................................       3,842
                                                    -----------
        Total intangible assets...................       6,342
                                                    -----------
Liabilities assumed:
   Accounts payable and other accrued liabilities.      (1,006)
   Deferred revenue...............................         (23)
   Deferred tax liability.........................      (1,000)
   Other liabilities-long term....................         (44)
                                                    -----------
        Total liabilities assumed.................      (2,073)
                                                    -----------
        Net assets acquired.......................  $    4,821
                                                    ===========

  The customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers. The non-compete agreements and acquired technology are being amortized over their estimated lives of two and three years, respectively, using the straight-line method. In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.

  The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $3,842,000 was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually. This amount is not expected to be deductible for tax purposes. The operating results of Ineto have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

  Goodwill

  The changes in the carrying amount of goodwill during the three months ended March 31, 2004 were as follows (in thousands):

  Balance as of December 31, 2003.....................  $   140,957
Purchase of Ineto...................................        3,842
Foreign currency fluctuation and other..............           (4)
                                                      ------------
Balance as of March 31, 2004........................  $   144,795
                                                      ============

  As required by SFAS 142, the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 annually on July 1 and more frequently upon the occurrence of certain events.

  Intangible Assets

  Intangible assets consist of the following (in thousands):

                                                        December 31,    March 31,
                                                          2003          2004
                                                      ------------  ------------
Gross assets:
   Acquired technology..............................  $     9,977   $    10,477
   Customer relationships...........................        6,700         7,950
   Non-compete agreements...........................           --           750
                                                      ------------  ------------
      Intangible assets, gross......................       16,677        19,177
                                                      ------------  ------------

Accumulated amortization:
   Acquired technology..............................       (5,549)       (6,621)
   Customer relationships...........................         (342)         (917)
   Non-compete agreements...........................           --           (63)
                                                      ------------  ------------
      Total accumulated amortization................       (5,891)       (7,601)
                                                      ------------  ------------
        Intangible assets, net......................  $    10,786   $    11,576
                                                      ============  ============

  The Company is amortizing its intangible assets as follows: (i) acquired technology is being amortized using the straight-line method over the estimated useful lives, which range from fourteen months to three years (generally three years); (ii) the customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers; and (iii) the non-compete agreements are being amortized using the straight-line method over their estimated lives of two years. Based on identified intangible assets recorded as of March 31, 2004 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                         Period
----------------------------------------------------
Nine months ending December 31, 2004................  $     5,128
Year ending December 31, 2005.......................        2,464
Year ending December 31, 2006.......................        1,425
Year ending December 31, 2007.......................          893
Year ending December 31, 2008.......................          889
Year ending December 31, 2009, and thereafter.......          777
                                                      ------------
     Total..........................................  $    11,576
                                                      ============

  Net Income per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                             2003       2004
                                                                          ----------  ---------
Shares used in basic net income per share computation..................     487,254    501,128
Effect of dilutive potential common shares resulting from stock
   options and common stock warrants...................................      23,978     45,197
Effect of dilutive potential common shares resulting from common
  stock subject to repurchase..........................................         159         76
                                                                          ----------  ---------
Shares used in diluted net income per share computation................     511,391    546,401
                                                                          ==========  =========

  The dilutive impact of the Company's stock options for the three months ended March 31, 2004 is calculated based on the average share price of the Company's common stock, using the treasury stock method. The average share price of the Company's common stock during the three months ended March 31, 2003 and 2004 was $8.57 and $13.23 per share, respectively. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                             2003       2004
                                                                          ----------  ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period....................................................      87,761     63,033
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures..................................      12,867         --
                                                                          ----------  ---------
Total common stock equivalents excluded from diluted net
  income per share computation.........................................     100,628     63,033
                                                                          ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $21.81 and $22.46 per share during the three months ended March 31, 2003 and 2004, respectively. The Company redeemed its $300,000,000 convertible subordinated debentures (the "Debentures") on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore are not potentially dilutive as of March 31, 2004.

  Segment and Geographic Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific business software applications. Substantially all revenues result from the license of the Company's customer relationship management ("CRM") software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

  The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for the three months ended March 31, 2003 and 2004 (in thousands):

                                                          March 31,
                                                  ----------------------
                                                     2003        2004
                                                  ----------- ----------
United States...................................  $  193,564  $ 196,774
Europe..........................................     104,665    101,264
Asia Pacific....................................      20,584     24,885
Canada and Latin America........................      13,942      6,364
                                                  ----------- ----------
                                                  $  332,755  $ 329,287
                                                  =========== ==========

  International software license revenues for the three months ended March 31, 2003 and 2004 were $57,354,000 and $57,223,000, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  The following is a summary of the Company's software license revenues, by CRM product, for the three months ended March 31, 2003 and 2004 (in thousands):

                                                             March 31,
                                                    ----------------------
                                                       2003        2004
Software license revenue by product:                ----------- ----------
   Sales, marketing and service automation........  $   87,509  $  95,712
   Analytics......................................      13,500     25,268
   Employee relationship management ("ERM").......       8,952      2,296
   UAN and business integration applications......       2,131      3,523
                                                    ----------- ----------
        Total.....................................  $  112,092  $ 126,799
                                                    =========== ==========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three months ended March 31, 2003 and 2004, software license revenues from Enterprise Licenses were $15,366,000 and $23,065,000, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

  Although the Company believes the above methodology of allocating revenue from its Enterprise Licenses is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the Company individually licensed each specific software solution. Further, the Company generally does not re-evaluate the allocation of its revenue from Enterprise Licenses based on actual deployment by its customers.

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three months ended March 31, 2003 and 2004 (in thousands):

                                                             March 31,
                                                    ----------------------
                                                       2003        2004
                                                    ----------- ----------
  Maintenance.....................................  $  108,522  $ 114,877
  Professional services and other.................     112,141     87,611
                                                    ----------- ----------
      Total.......................................  $  220,663  $ 202,488
                                                    =========== ==========

  No single customer accounted for 10% or more of total revenues during the three months ended March 31, 2003 and 2004.

  Subsequent Events

  Acquisition of Eontec Limited

  On April 20, 2004, the Company acquired all of the issued shares of Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions, for initial cash consideration of approximately $70,000,000. In the event certain revenue targets defined in the purchase agreement are met for the period from April 20, 2004 to March 31, 2005, the Company could be required to pay up to an additional $37,500,000 in cash to the former shareholders of Eontec and up to an additional $22,500,000 in cash to the former employees of Eontec who are employees of the Company at the time of payment. Any amounts paid by the Company to the Eontec shareholders will be recorded as additional purchase price and amounts paid to the former employees of Eontec will be recorded as compensation expense when earned.

  The Company believes that Eontec's existing technology and certain products and functionality under development by Eontec at the time of purchase will enhance the Company's current offerings in the retail banking market. With this purchase, the Company expands its solutions offering for banking to include branch teller and Internet banking systems, creating one of the first retail banking solutions that enables banks to increase branch profitability using an integrated suite of financial transactions, marketing, sales, service, and business intelligence capabilities. The Company expects that its solution will also offer a standards-based, service oriented architecture to handle a wide range of customer interactions through multiple channels, including the branch, call center, Internet and ATM.

  Because the Company purchased Eontec in such close proximity to the date of the filing of this quarterly report, the Company has not had an opportunity to determine the fair value of the assets acquired and liabilities assumed. Accordingly, it is not practicable to provide a purchase price allocation or the valuation of acquired intangible assets at this time. The Company is currently in the process of completing this analysis and expects to include the purchase price allocation in its quarterly report on Form 10-Q for the second quarter ending June 30, 2004. The operating results of Eontec will be included in the Company's consolidated financial statements from the date of purchase.

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

Executive Summary

Our consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including (i) a brief discussion of our business and products, (ii) key factors that impacted our performance, (iii) a summary of our operating results and certain key financial metrics, and (iv) our outlook for the second quarter of 2004, including certain risks that may impact our on-going operations. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section below entitled "Risk Factors", and our consolidated financial statements, which are included in Item 1 of this quarterly report.

Overview of Our Business and Products

We are a leading provider of business applications software for the customer relationship management, or CRM, market. Substantially all of our revenues are derived directly or indirectly from a perpetual license of our software products. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, customer support and/or professional services (e.g., training or implementation services). Payment terms for our customer arrangements are negotiated with the individual customer and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

Our CRM applications enable an organization to better manage its relationships with its customers, partners and employees. A substantial portion of our software license revenue is derived from our sales, marketing and service automation solutions, which provide organizations with an integrated approach to identifying, acquiring and retaining customers. For example, these applications: (i) provide sales organizations with a comprehensive view into the sales pipeline, enabling sales professionals to identify specific actions that will help them better manage opportunities to rapid closure, (ii) assist marketing organizations to increase campaign response rates and reduce customer-acquisition costs, and (iii) assist service organizations to reduce response times with customers, improving customer satisfaction.

We also provide CRM software solutions that help organizations manage their employee relationships, better analyze corporate and customer data, and lower the cost of integrating software applications. Specifically, our employee relationship management applications enable an organization to increase employee and organizational performance and improve employee satisfaction by aligning employee performance with corporate objectives and providing employees with the information resources they need to be successful. Our business intelligence (otherwise known as analytics) and integration software applications help organizations to more fully leverage the value of their corporate information. Specifically, our analytics applications make it possible to analyze large volumes of corporate data quickly and easily, while our integration applications allow organizations to share data and processes among different software applications.

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

Our Global Services Organization, which is comprised of our professional services and technical support organizations, provides: (i) implementation services (i.e., assistance with the integration of our software with the customers' other software and hardware applications), (ii) training services for our customers regarding how to use our software, and (iii) customer support services, otherwise known as maintenance, which include technical support for the related software product and future product updates.

Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and, accordingly, our professional services revenues vary directly with the levels of software license revenue generated in the preceding three to nine month period. Substantially all of our professional service arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license for a period of one year and is renewable at the option of the customer on an annual basis thereafter. Our maintenance revenues depend upon both our ability to generate additional software license revenue and annual renewals of maintenance agreements by our existing customer base.

Internal Controls and Corporate Governance

We have historically considered our internal controls over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal controls. For example, we substantially completed the documentation and testing of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, or SOX, as of December 31, 2003. In accordance with SOX, we will test our internal controls each year and, accordingly, we have begun our testing for 2004 and expect to complete this testing in the third or fourth quarter. Based on the testing of our internal controls performed to date, we believe that our internal controls are functioning as designed and provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States. With the work we have completed to date and planned, we believe that we are well-positioned for our auditors to issue their audit report on our internal controls at the end of 2004. In addition, we have formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, which helps ensure our internal controls over financial reporting are complete, accurate and appropriately documented.

In addition to maintaining robust internal controls, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of ethics for all of our employees and directors, which requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal controls. We have formed a Disclosure Committee, comprised primarily of senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is comprised solely of independent members of our Board of Directors. Please refer to the section entitled "Item 10. Directors and Executive Officers of the Registrant" of our Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of our policies regarding corporate governance and our code of ethics.

Operating Environment during the Three Months Ended March 31, 2004

For the better part of two and half years (from the first quarter of 2001 to third quarter of 2003), macro-economic conditions either deteriorated or stabilized at depressed levels, with the information technology industry in which we operate disproportionately impacted. Beginning in the latter part of 2003, many key economic indicators, such as the U.S. gross domestic product, or GDP, and certain labor statistics, began to show signs of strengthening. Economic conditions appeared to continue to strengthen in the first quarter of 2004, with improvement in many economic indicators such as the GDP, productivity, labor statistics and consumer confidence, among others. We believe capital spending--and more specifically information technology spending--continues to stabilize and may also be showing signs of strengthening. As an example, during the first quarter of 2004 we were able to grow our software license revenues, operating income and net income on a year-over-year basis for the first time since economic conditions began deteriorating at the beginning of 2001.

While corporations remain cautious in setting and executing on their capital spending budgets, due in part to continued concerns regarding potential terrorist attacks and further geopolitical conflicts, we believe that corporations are becoming more "cautiously optimistic." For example, recent surveys indicate a growing number of information technology executives plan to increase their company's spending on selective information technology in 2004. While it is still too early to determine if the improvement in information technology spending will continue, we are cautiously optimistic that our operating results may continue to improve both on a year-over-year basis and on a sequential quarterly basis.

Summary of Our Operating Results for 2004 and Certain Key Financial Metrics

During the first quarter of 2004, we continued to improve the majority of our operating metrics, including year-over-year increases in our software license revenues of 13% and net income of over 500%. In addition, we continued to improve our operating margin on a year-over-year basis, achieving an operating margin of 11.4% in the first quarter of 2004. We believe the majority of this improvement is due to the continued recovery in the economy discussed above and previous actions taken by management in 2002 and 2003, including the restructuring of our operations, reorganization of our worldwide sales organization and certain cost control initiatives. The following is a brief summary of our key financial metrics and operating results for the three months ended March 31, 2003 and 2004 (in thousands, except EPS, percentages and DSO):

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2003           2004
                                                        ------------   -------------
  Revenues:
   Software license.................................    $   112,092    $    126,799
   Maintenance......................................        108,522         114,877
   Professional services and other..................        112,141          87,611
                                                        ------------   -------------
        Total revenues..............................    $   332,755    $    329,287
                                                        ============   =============
   Annualized total revenue per employee............    $       226    $        269
                                                        ============   =============

  Other key operating statistics:
   Total cost and expenses..........................    $   336,042    $    291,585
   Operating income (loss)..........................    $    (3,287)   $     37,702
   Operating margin.................................             (1)%            11%
   Earnings per share, diluted ("EPS")..............    $      0.01    $       0.06
   Cash flows from operations.......................    $    62,811    $     89,799

                                                        December 31,     March 31,
                                                            2003           2004
                                                        ------------   -------------
  Other key financial statistics:
   Cash and short-term investments..................    $ 2,023,206    $  2,132,927
   Days sales outstanding ("DSO")...................             64              63
   Working capital..................................    $ 1,708,898    $  1,788,076
   Total stockholders' equity.......................    $ 2,050,226    $  2,112,214

  Software license revenues increased by 13% from $112.1 million for the three months ended March 31, 2003 to $126.8 million for the three months ended March 31, 2004, primarily due to: (i) a greater breadth of our products and the strength of our analytics products, UAN product and industry-specific versions of our products; (ii) an improving global economy; (iii) the realignment of our worldwide sales organization into three geographic operating units-the Americas, Europe Middle East and Africa ("EMEA"), and Asia Pacific; and (iv) an increase in the number of customer evaluations of CRM applications, with a conversion rate comparable to our historical win rates.

  Maintenance revenues increased by 6% from $108.5 million for the three months ended March 31, 2003 to $114.9 million for the three months ended March 31, 2004, primarily due to stable renewal rates among our existing customer base and maintenance agreements entered into in connection with new software licenses.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with a new software license, decreased by 22% from $112.1 million for the three months ended March 31, 2003 to $87.6 million for the three months ended March 31, 2004. Because these services are generally initiated and performed over a period of three to nine months subsequent to the signing of the software license, trends in our professional services and other revenues generally follow trends in our software license revenues by a comparable three to nine month period. Accordingly, the majority of this decrease is attributable to (i) the previous declines in our software license revenues that occurred in the first nine months of 2003; (ii) a decline in our professional services revenue in North America; and (iii) the effect of the transition to new leadership in our Global Services Organization.

  Due to the recent improvement of our software license revenues in the last six months (i.e., the fourth quarter of 2003 and first quarter of 2004), we believe our professional services and other revenues are stabilizing and may likely return to sequential quarterly growth in the second quarter of 2004. Returning our professional services revenues to sequential quarterly growth continues to be one of our primary goals for 2004.

  Total revenue per employee increased from $226,000 per employee during the three months ended March 31, 2003 to $269,000 per employee during the three months ended March 31, 2004. Total revenue per employee is calculated as total revenue for the quarter divided by average employees for the quarter, the result of which is multiplied by four (i.e., four quarters) to arrive at an annualized amount. This increase was primarily due to the continued improvement of the performance of our worldwide sales organization and reductions in our employee base in connection with the 2003 Restructuring.

  Total quarterly costs and expenses decreased by approximately $44.5 million, or 13%, from the first quarter of 2003 to the first quarter of 2004, primarily due to the 2003 Restructuring. Partially offsetting the cost savings from the 2003 Restructuring were increases in compensation expense from merit increases and incentive compensation.

  Operating margin increased from a negative 1%, or an operating loss of $3.3 million, during the first quarter of 2003 to an operating margin of 11%, or an operating income of $37.7 million, during the first quarter of 2004. We were able to improve our operating margin on a year-over-year basis due to improvement in our software license revenues and the reduction in quarterly expenses that resulted from the 2003 Restructuring.

  Earnings and EPS increased on a year-over-year basis by over 500%. Specifically, our net income increased from $4.6 million, or $.01 per share, during the three months ended March 31, 2003 to $31.7 million, or $.06 per share, during the three months ended March 31, 2004. This significant increase is a direct result of the improvement of the performance of our worldwide sales organization and the 2003 Restructuring.

  Cash and short-term investments increased by $109.7 million, or 5%, from $2,023.2 million as of December 31, 2003 to $2,132.9 million as of March 31, 2004, representing approximately 71% and 74% of total assets for each of these respective periods. The increase in cash and short-term investments was primarily due to our continued positive cash flows from operations ($89.8 million for the first quarter of 2004). Cash flows from operations continued to increase due primarily to positive earnings during the quarter, along with excellent collections from the growth in our fourth quarter license revenues and maintenance renewals.

  Deferred revenues, which tend to be seasonal based on calendar year end maintenance renewals, increased by $29.2 million, or 10%, from $282.2 million as of December 31, 2003 to $311.4 as of March 31, 2004, primarily due to stable renewal rates among our existing customer base and maintenance agreements entered into in connection with new software licenses.

  Credit and collections--Days sales outstanding ("DSO") was 64 days and 63 days as of December 31, 2003 and March 31, 2004, respectively. DSO was approximately eight days higher than it otherwise would have been as of March 31, 2004 due to the increase in deferred revenues discussed above. Average payment terms on our software license revenue transactions were 26 and 41 days for the three months ended March 31, 2003 and 2004, respectively.

  Working capital increased from $1,708.9 million as of December 31, 2003 to $1,788.1 million as of March 31, 2004, primarily due to our cash flows from operations. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further technology development and, when prudent, to selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $2,050.2 million as of December 31, 2003 to $2,112.2 million as of March 31, 2004, primarily due to our positive earnings for the quarter, which increased retained earnings, and proceeds from the exercise of stock options.

  Stock option overhang, which represents the number of stock options outstanding relative to shares of common stock outstanding, continued to decrease in the first quarter of 2004 from 29% as of December 31, 2003 to 27% as of March 31, 2004. The decrease was due primarily to forfeitures of stock options by employees upon termination, coupled with reduced levels of new stock option grants.

Outlook for the Second Quarter of 2004

We intend to continue to work to improve the above financial metrics, including returning our professional services and other revenues to sequential quarterly growth. For the second quarter of 2004, we currently anticipate that our total revenues will continue to increase sequentially from the first quarter to between $340 million and $365 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues-between $120 million and $140 million;

  maintenance revenues-between $112 million and $118 million; and

  professional services and other revenues-between $95 million to $107 million.

Our expectations regarding our revenues may be negatively impacted by many factors, including: (i) a deterioration in global economic conditions and/or information technology spending; (ii) additional terrorist attacks; (iii) geopolitical uncertainties, including continued hostilities involving the United States; (iv) corporate and consumer confidence in the economy; (v) continued intense competition, including new technological innovations within our industry; (vi) the uncertainty in the application software industry and resulting reductions in capital expenditures; (vii) the loss of key employees; and (viii) other factors described under "Risk Factors" below.

We expect "total costs and expenses" to increase in the second quarter of 2004 from the levels incurred in the first quarter of 2004, primarily due to: (i) increased expenditures resulting from our acquisition of Eontec Limited ("Eontec") in April 2004 (please refer to Note 7 to the accompanying unaudited consolidated financial statements for a further discussion of our acquisition of Eontec), and (ii) an increase in expenses that vary directly with revenue levels such as "cost of revenues" and commissions. Partially offsetting these increases, we expect to continue to realize cost savings from the 2003 Restructuring and additional reductions in depreciation expense from our cost control initiatives. As a result of the anticipated increase in our revenues coupled with our continued expense controls, we expect operating income and margin for the second quarter of 2004 to remain comparable to or increase from levels obtained in the first quarter of 2004. Our expectations regarding operating income are directly dependent upon our ability to continue to grow software license revenues and return our professional services and other revenues to sequential quarterly growth.

Uncertainty with respect to the timing and amount of our future revenues could significantly impact the above expectations and our future operations. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline, which may adversely and materially affect our business, financial condition and results of operations.

We expect other income, net to remain comparable in the second quarter of 2004 to levels obtained in the first quarter of 2004.

We currently expect our effective tax rate for the second quarter of 2004 to be approximately 36%. The estimated effective tax rate is based on current tax law and our expected annual income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets.

As discussed in Note 3 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three Months Ended March 31, 2003 and 2004

Revenues

Our total revenues during the first quarter of 2004 remained comparable with levels obtained in the first quarter of 2003, with a slight decrease of 1%, or $3.5 million, from $332.8 in the 2003 period to $329.3 million in the 2004 period. We were able to maintain our total revenues at nearly the same levels in 2003, primarily due to a 13%, or $14.7 million, year-over-year increase in our software license revenues. The growth of our software license revenues partially offset an 8%, or $18.2 million, year-over-year decrease in our professional services, maintenance and other revenues. As more fully described below, we believe our professional services, maintenance and other revenues decreased on year-over-year basis during the first quarter of 2004 due to previous declines in our software license revenues that occurred in the first nine months of 2003 (i.e., trends in these revenues generally lag software license revenues by up to nine months).

While our total revenues decreased slightly from the first quarter of 2003 to the first quarter of 2004, we continued to improve our total revenue per average employee, one of our key operating metrics. Specifically, our total revenue per average employee increased from $226,000 per employee in the first quarter of 2003 and $249,000 per employee for the full year 2003 to $269,000 per employee for the first quarter of 2004. This represents one of our best quarters, measured in terms of total revenue per employee, in the last three years and we expect this metric may continue to improve in the second quarter of 2004.

In order to provide a better understanding of the year-over-year changes in our total revenue, we have provided the following discussion of each of the individual components of our total revenues:

Software

The following table sets forth our software license revenues and certain key metrics related to our software license revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages and number of transactions):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Software license revenue metrics:
   Software license revenues................................... $ 112,092    $  126,799
   Percentage of total revenues................................      33.7%        38.5%
   Year-over-year change, absolute dollars.....................        --    $   14,707
   Year-over-year change, percentage...........................        --            13%

Other key software license metrics:
   Number of transactions equal to or greater than $5 million..         2             3
   Number of transactions between $1 and $5 million............        32            26
   Total number of transactions................................       397           306
   Average transaction size.................................... $     282    $      414

Software license revenues increased on a year-over-year basis by $14.7 million, or 13%, from the first quarter of 2003 to the first quarter of 2004, with significant increases in the majority of our product lines. Much of this growth was related to our newest product lines, analytics and business integration applications, which increased on a year-over-year basis by over 80% and 60%, respectively. Our sales, marketing and service automation products increased on a year-over-year basis by 9%, primarily due to the strength of our industry-specific versions of our products. The following is a summary of our software license revenues by CRM product for the three months ended March 31, 2003 and 2004 (in thousands):

                                                           March 31,
                                                    ----------------------
                                                       2003        2004
Software license revenue by product:                ----------- ----------
   Sales, marketing and service automation........  $   87,509  $  95,712
   Analytics......................................      13,500     25,268
   Employee relationship management ("ERM").......       8,952      2,296
   UAN and business integration applications......       2,131      3,523
                                                    ----------- ----------
        Total.....................................  $  112,092  $ 126,799
                                                    =========== ==========

We believe the increase in our software license revenues is due primarily to: (i) a greater breadth of our products; (ii) an improving global economy; (iii) the realignment of our worldwide sales organization into three geographic operating units-the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific; and (iv) an increase in the number of customer evaluations of CRM applications, with a conversion rate comparable to our historical win rates (i.e., we were able to maintain or increase our market share in the majority of our product categories).

In addition to increases in our software license revenues in terms of absolute dollars and as a percentage of total revenues, many of our key software license metrics (described in the above table) improved on a year-over-year basis. The following is a discussion of these key metrics:

  The number of our higher dollar value transactions increased, with the number of deals generating software license revenue equal to or greater than $5 million increasing from two in the first quarter of 2003 to three in the first quarter of 2004. Further, while the number of transactions generating software license revenue between $1 million and $5 million decreased on a year-over-year basis, a greater proportion of these transactions were in the $2 to $4 million range in 2004 compared to 2003.

  The average software license transaction size increased from $282,000 in the first quarter of 2003 to $414,000 in the first quarter of 2004 (our best performance in over two years). Much of this increase is due to a significant increase in the number of new customer engagements, which typically purchase higher quantities of our software in the initial purchase. Specifically, software license revenues from new customers or new projects at existing customers increased to 61% during the first quarter of 2004 compared to a range of 50% to 55% during each of the last three years.

  We believe this continued expansion of our customer base will provide us with a competitive advantage through increased future sales opportunities, particularly as corporate capital expenditures return to normalized levels.

  While the total number of transactions decreased from 397 to 306, the majority of the decrease related to our smallest orders (i.e., transactions with total license revenues of less than $50,000). These transactions have not historically accounted for a significant portion of our software license revenue. Further, the increase in our average software license transaction size more than offset the reduction in the number of software license transactions.

We market our products through our direct sales force and to a limited extent through distributors, primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 51% and 45% of software license revenues during the three months ended March 31, 2003 and 2004, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency did not have a significant impact on software license revenues, total revenues or net income for any period presented.

Professional Services, Maintenance and Other

Professional services, maintenance and other revenues are primarily comprised of professional services (i.e., implementation services and training) and maintenance (i.e., technical support and product updates). Also included in professional services, maintenance and other revenues for the first quarter of 2004 is revenue from our newest product offering, Siebel CRM OnDemand, which we introduced in the fourth quarter of 2003. The revenues derived from Siebel CRM OnDemand were not significant for the first quarter of 2004. Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and depend in large part upon our software license revenues in the immediate preceding periods. Our maintenance revenues depend upon both our software license revenues and renewals of maintenance agreements by our existing customer base.

Professional services, maintenance and other revenues decreased by $18.2 million, or 8%, from $220.7 million for the three months ended March 31, 2003 to $202.5 million for the three months ended March 31, 2004. This decrease was primarily due to a decline in revenues derived from our implementation and training services (i.e., professional services), partially offset by an increase in the installed base of customers receiving maintenance. In order to better understand the changes within our professional services, maintenance and other revenues, we have provided the following table, which sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Maintenance revenues:
   Absolute dollars............................................ $ 108,522    $  114,877
   Percentage of total revenues................................      32.6%        34.9%
   Year-over-year change, absolute dollars.....................        --    $    6,355
   Year-over-year change, percentage...........................        --             6%

Professional services and other revenues:
   Absolute dollars............................................ $ 112,141    $   87,611
   Percentage of total revenues................................      33.7%        26.6%
   Year-over-year change, absolute dollars.....................        --    $  (24,530)
   Year-over-year change, percentage...........................        --           (22)%

Our maintenance revenues increased by $6.4 million, or 6%, from $108.5 million in the first quarter of 2003 to $114.9 million in the first quarter of 2004. As a percentage of total revenues, maintenance revenues increased from 33% for the three months ended March 31, 2003 to 35% for the three months ended March 31, 2004. The increase in absolute dollars and the increase as a percentage of total revenues were due primarily to stable renewal rates among our existing customer base and new maintenance agreements associated with additional licenses of our software to new and existing customers.

While maintenance revenues have continued to increase on a year-over-year basis, professional services and other revenues decreased by $24.5 million, or 22%, from the first quarter of 2003 to the first quarter of 2004. As a percentage of total revenues, professional services revenues decreased from 34% in the 2003 period to 27% in the 2004 period. We believe this decline was primarily due to: (i) a lag effect, as discussed further below, related to our software license revenues; (ii) a decline of $2.2 million related to rebillable travel and entertainment ("T&E") expenses, which decreased in part due to lower demand for our professional services and resulting decline in the utilization of our professional services personnel; (iii) a decline in our professional services revenue in North America; and (iv) the effect of the transition to new leadership in our Global Services Organization.

While each of these factors impacted our professional services and other revenues, we believe the primary reason for the decrease in these revenues is a lag effect related to our software license revenues. Specifically, our implementation and training services are initiated and performed over a period of three to nine months subsequent to the initial software license and, as a result, our implementation and training services typically vary directly with the amount of software license revenues generated in the preceding three- to nine-month period. Accordingly, we believe the decrease in our professional services and other revenues is primarily the result of previous declines in our software license revenues that occurred in the first nine months of 2003.

We are optimistic that our professional services and other revenues will return to sequential quarterly growth in 2004, as we expect the impact of the recent increases in our software license revenues (i.e., the fourth quarter of 2003 and the first quarter of 2004) will begin to be realized in our professional services and other revenues in the second and third quarters of 2004 (i.e., trends in our software license revenues are typically realized within a three- to nine-month period).

Further, we have taken and will continue to take steps to improve the performance of our Global Services Organization and return our professional service revenues to positive sequential quarterly growth. We are committed to realizing the benefits of these efforts in an expansion of our professional services' margins, including further cost controls, if necessary, to achieve our gross margin goals. Despite our focus to grow our professional service revenues, we expect to balance our growth initiatives with our desire to manage our professional services organization to ensure that it does not compete with our implementation partners.

Cost of Revenues

Total cost of revenues decreased on a year-over-year basis from the first quarter of 2003 to the first quarter of 2004 by $19.1 million, or 15%, and decreased as a percentage of total revenues from 39% (a gross margin of 61%) in the 2003 period to 34% (a gross margin of 66%) during the 2004 period. The decline in total cost of revenues in terms of absolute dollars was due primarily to cost savings from the 2003 Restructuring, our cost controls and further reductions in our professional services staff commensurate with the decline in our professional services and other revenues. The decline of total cost of revenues as a percentage of total revenues was due to each of the above factors, along with an increase in the percentage of our total revenues derived from our higher margin software and maintenance revenues.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues:

Software

The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Cost of software license revenues:
   Absolute dollars............................................ $   4,721    $    3,207
   Percentage of software license revenues.....................       4.2%         2.5%
   Year-over-year change, absolute dollars.....................        --    $   (1,514)
   Year-over-year change, percentage...........................        --           (32)%

Cost of software license revenues includes amortization of acquired technology, third-party software royalties, and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

Cost of software license revenues decreased in absolute dollars and as a percentage of software license revenues from the first quarter of 2003 to the first quarter of 2004 primarily due to a reduction of $1.3 million from the cessation of amortization expense related to the technology acquired from Sales.com, Inc., which was written-off at the time of abandonment in July 2003.

Professional Services, Maintenance and Other

The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Cost of professional services, maintenance
  and other revenues:
   Absolute dollars............................................ $ 125,512    $  107,925
   Percentage of professional services, maintenance
      and other revenues.......................................        57%          53%
   Year-over-year change, absolute dollars.....................        --    $  (17,587)
   Year-over-year change, percentage...........................        --           (14)%

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other global services. These costs decreased from the first quarter of 2003 to the first quarter of 2004 by $17.6 million, or 14%, primarily as a result of the following:

  A net decrease of $5.7 million in personnel costs resulting from our reduction of personnel in response the decline in the demand for our professional services (average headcount in our Global Services Organization decreased from 2,410 in the first quarter of 2003 to 2,020 in the first quarter of 2004).

  A decrease of $3.0 million in outside consulting expenses resulting from our reduced use of outside consultants, commensurate with the decline in our implementation revenues and decline in utilization rates of our own personnel.

  A decrease of $2.2 million in rebillable T&E expenses due in part to lower demand for our professional services and resulting decline in the utilization of our professional services personnel.

  A decrease of $4.3 million in facility-related costs resulting from the consolidation of our facilities in connection with the 2003 Restructuring.

  A decrease of $3.4 million due to the further realization of savings from our cost control initiatives, including reductions in depreciation expense of $1.9 million and non-billable travel and entertainment expenditures of $1.5 million.

Partially offsetting these cost savings were increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 57% in the first quarter of 2003 to 53% in the first quarter of 2004, primarily due to: (i) a higher percentage of our professional services, maintenance and other revenues being derived from our higher-margin maintenance revenues in the 2004 period compared to the 2003 period; and (ii) our ability to reduce personnel, facility and other costs as described above. Primarily as a result of these factors, our gross margin related to our professional services maintenance and other revenues improved from 43% in the first quarter of 2003 to 47% in the first quarter of 2004. This year-over-year improvement in our gross margin was partially offset by a decline in the utilization rates of our professional services staff.

Operating Expenses

Product Development

The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Product development expense:
   Absolute dollars............................................ $  79,271    $   72,024
   Percentage of total revenues................................        24%          22%
   Year-over-year change, absolute dollars.....................        --    $   (7,247)
   Year-over-year change, percentage...........................        --            (9)%

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of software development tools and equipment. Product development expense decreased from the first quarter of 2003 to the first quarter of 2004 by $7.2 million, or 9%, primarily due to cost savings from our 2003 Restructuring and our cost control initiatives, including reductions in depreciation expense and discretionary expenditures such as travel and entertainment.

Specifically, we have reduced the average headcount in our product development organization from 1,610 in the first quarter of 2003 to 1,315 in first quarter of 2004, primarily as the result of the 2003 Restructuring, including the transition of a portion of our quality assurance and testing activities overseas to labor markets with lower cost structures. As a result, personnel costs included in product development expense decreased on a year-over-year basis by a net amount $4.4 million (a $5.4 million decrease in personnel costs, partially offset by an increase of $1 million related primarily to outside consultants performing our quality assurance and testing activities overseas).

In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of product development expense by $2.4 million in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of the consolidation of facilities in connection with the 2003 Restructuring. The remaining decrease in our product development expense is primarily due to the further realization of savings from our cost control initiatives, including reductions in depreciation expense of $1.8 million. Partially offsetting these cost savings were increases in product development expenditures from acquired companies and compensation costs from the renewal of merit increases and certain other incentive compensation.

Product development expense decreased as a percentage of total revenues from 24% in the first quarter of 2003 to 22% in the first quarter of 2004, primarily due to the reasons discussed in the preceding paragraphs. Despite the reductions in personnel in our product development organization, we anticipate that we will continue to devote substantial resources to develop new products and new versions of and additional modules for our existing products.

Sales and Marketing

The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Sales and marketing expense:
   Absolute dollars............................................ $ 100,172    $   86,257
   Percentage of total revenues................................        30%          26%
   Year-over-year change, absolute dollars.....................        --    $  (13,915)
   Year-over-year change, percentage...........................        --           (14)%

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is comprised primarily of costs associated with our sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses.

Sales and marketing expense decreased from the first quarter of 2003 to the first quarter of 2004 by $13.9 million, or 14% primarily due to cost savings from our 2003 Restructuring and our cost control initiatives, including reductions in depreciation expense and discretionary expenditures such as travel and entertainment.

Specifically, we have reduced the average headcount in our sales and marketing organizations from 1,260 in the first quarter of 2003 to 1,025 in first quarter of 2004, primarily as the result of the 2003 Restructuring. As a result, personnel costs included in sales and marketing expense decreased on a year-over-year basis by a net amount of $7.5 million. In addition, as a result of the consolidation of facilities in connection with the 2003 Restructuring, we have reduced the facility-related cost component of sales and marketing expense by $2.3 million in the first quarter of 2004 compared to the first quarter of 2003. The remaining decrease in our sales and marketing expense is primarily due to the further realization of savings from our cost control initiatives, including reductions in (i) depreciation expense of $2.4 million, (ii) marketing and advertising of $2.6 million and (iii) travel and entertainment of $1.2 million.

Partially offsetting these cost savings were: (i) an increase in compensation costs from the renewal of merit increases and certain other incentive compensation; and (ii) an increase in our sales commissions of $1.5 million resulting from an increase in our software license revenues.

Sales and marketing expense decreased as a percentage of total revenues from 30% in the first quarter of 2003 to 26% in the first quarter of 2004, primarily due to the reasons discussed in the preceding paragraphs.

General and Administrative

The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
General and administrative expense:
   Absolute dollars............................................ $  26,366    $   21,574
   Percentage of total revenues................................         8%           7%
   Year-over-year change, absolute dollars.....................        --    $   (4,792)
   Year-over-year change, percentage...........................        --           (18)%

General and administrative expense is comprised primarily of costs associated with our administrative personnel (finance, human resource and facility) and executive personnel and consists primarily of salaries and occupancy costs, along with bad debt expense. General and administrative expense decreased from the first quarter of 2003 to the first quarter of 2004 by $4.8 million, or 18%, primarily as a result of the following:

  A net decrease of $0.8 million in personnel costs resulting from the 2003 Restructuring (average headcount of our administrative organization decreased from 605 in the first quarter of 2003 to 540 in first quarter of 2004).

  A decrease of $1.0 million in facility-related costs resulting from the consolidation of our facilities in connection with the 2003 Restructuring.

  A decrease of $1.2 million in depreciation expense resulting from a further realization of savings from our cost control initiatives.

  A decrease of $4.3 million in bad debt expense resulting from continued improvement in our collection efforts, including further reductions in accounts receivable levels, an improved accounts receivable aging and the recovery of certain receivables previously written-off.

Partially offsetting these cost savings were: (i) an increase in compensation costs from the renewal of merit increases and certain other incentive compensation; and (ii) an increase of $2.0 million related to an increase in legal expenses (please refer to Note 3 to the accompanying unaudited consolidated financial statements for further discussion of legal proceedings).

General and administrative expense decreased as a percentage of total revenues from 8% in the first quarter of 2003 to 7% in the first quarter of 2004, primarily due to the reasons discussed in the preceding paragraphs.

Restructuring and Related Expenses

As further described in Note 2 to the accompanying unaudited financial statements, we completed two restructurings of our operations, the first of which was initiated in 2002 and completed in December 2002 (the "2002 Restructuring"), and the second of which we initiated in mid 2003 and completed in September 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "2002 and 2003 Restructurings").

The 2002 and 2003 Restructurings consisted primarily of the following key measures: (i) the reduction of our workforce across all functional areas, including reductions related to the consolidation of our management organization and sales force organization; (ii) the consolidation of additional facilities, including ceasing operations in certain geographic locations; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

Restructuring and related expenses of $598,000 for the first quarter of 2004 primarily represents interest expense associated with accreting these obligations to the then present value. We will continue to accrete our 2003 Restructuring obligations to the then present value and, accordingly, will recognize additional accretion expense as a Restructuring and related expense in future periods. We incurred no restructuring and related expenses during the first quarter of 2003.

Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a summary of our 2002 and 2003 Restructuring obligations, including a rollforward of these obligations from December 31, 2003 to March 31, 2004. We will continue to review the status of our obligations related to the 2002 and 2003 Restructurings quarterly and, if appropriate, record changes in estimates related to these obligations in current operations.

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for the three months ended March 31, 2003 and 2004 (in thousands, except percentages):

                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                    2003         2004
                                                                -----------  ------------
Operating income (loss)........................................ $  (3,287)   $   37,702
Operating margin...............................................      (1.0)%        11.4%

Operating income and margin have increased on a year-over-year basis primarily due to (i) the increase in our software license revenues, which are at higher margins than professional services, maintenance and other revenues, and (ii) the significant cost savings from the 2003 Restructuring, which we estimate to be approximately $40 million. With an increase in our operating margin from a negative operating margin of 1% in the first quarter of 2003 to an operating margin of 11% in the first quarter of 2004, we have made significant progress towards our mid-term goal of an operating margin of 15%. We intend to continue to build on this progress and work towards our target operating margin of 15% throughout the remainder of 2004.

Other Income, Net

For the three months ended March 31, 2003 and 2004, other income, net was comprised of the following (in thousands):

                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                                2003       2004
                                             ---------- ----------
Interest income............................. $  14,236  $  11,699
Interest expense............................    (4,894)      (320)
Net gains on marketable investments.........     1,547      1,872
Write-down of cost-method investments.......      (253)    (1,083)
Other, net..................................      (133)      (413)
                                             ---------- ----------
                                             $  10,503  $  11,755
                                             ========== ==========

Interest income represents earnings on our cash and short-term investments. Interest income decreased by $2.5 million from the three months ended March 31, 2003 to the three months ended March 31, 2004 primarily due to a decline in our cash and short-term investments from $2,220.8 million as of March 31, 2003 to $2,132.9 million as of March 31, 2004, along with a decline in interest rates. Cash and short-term investments decreased on a year-over-year basis due primarily to the redemption of our $300.0 million convertible subordinated debentures (the "Debentures") in accordance with their terms for $307.1 million on September 30, 2003, partially offset by an increase in cash flows from operations.

Primarily as a result of our redemption of the Debentures, interest expense decreased by $4.6 million from $4.9 million during the first quarter of 2003 to $320,000 during the first quarter of 2004. Interest expense for the first quarter of 2004 primarily represents interest associated with our capital lease obligations.

Net gains on marketable investments represent gains on the sale of certain short-term debt instruments. We hold several minority interests, included in other assets, in companies having operations or technology in areas within our strategic focus. Write-down of cost-method investments in the above table represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes

Income taxes totaled $2.6 million and $17.8 million for the three months ended March 31, 2003 and 2004, respectively. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 36% for all periods presented. As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our overall effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

As discussed in Note 3 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. We will reflect any revision in our estimates of our tax obligations as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased by 5% from $1,708.9 million as of December 31, 2003 to $1,788.1 million as of March 31, 2004. The increase was primarily due to our cash flows from operations of $89.8 million. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further developing our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. We continue to operate a cash-positive business and, accordingly, we have been able to eliminate substantially all of our long-term debt and maintain our cash and short-term investment balances at over $2.0 billion. Specifically, our cash, cash equivalents and short-term investments increased from $2,023.2 million as of December 31, 2003 to $2,132.9 million as of March 31, 2004, representing approximately 71% and 74% of total assets, respectively. In addition, our days sales outstanding in accounts receivable ("DSO") remained consistent with levels at December 31, 2003, with a DSO of 64 days as of December 31, 2003 and 63 days as of March 31, 2004.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during the first quarter of 2004 and do not currently anticipate repurchasing any of our common stock in the remainder of 2004.

Commitments

Our future fixed commitments have not changed significantly since December 31, 2003. Please refer to "Liquidity and Capital Resources" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of our future fixed commitments, including a five-year schedule of future cash payments under these obligations.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating activities, along with significant sources and uses in our investing and financing activities:

Operations

Net cash provided by operating activities increased from $62.8 million during the three months ended March 31, 2003 to $89.8 million for the three months ended March 31, 2004, primarily due to the increase in our net income from $4.6 million during the first quarter of 2003 to $31.7 million for the first quarter of 2004. During each of these periods, our cash flows from operations were primarily derived from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $51.2 million and $59.4 million in the 2003 and 2004 periods, respectively), partially offset by payments of accounts payable, accrued expenses and restructuring obligations (collectively representing cash outflows of $45.5 million and $48.6 million in the 2003 and 2004 periods, respectively).

As we settle our remaining Restructuring obligations ($145.0 million as of March 31, 2004), our future operating cash flows will be reduced from what it otherwise would have been in the period of settlement. We currently estimate that we will settle $46.3 million of these obligations in the next 12 months.

We currently anticipate that we will continue to operate a cash-positive business in the second quarter of 2004. Our ability to meet these expectations is directly dependent upon our ability to achieve positive earnings and maintain or increase the level of our software license revenues. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $65.2 million and $36.0 million for the three months ended March 31, 2003 and 2004, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments, with reinvestments of our cash into short-term investments in net amounts of $56.0 million and $30.9 million during the three months ended March 31, 2003 and 2004, respectively.

We also utilize our cash positions to invest in new property and equipment, with net purchases of property and equipment of $9.3 million and $0.2 million during the three months ended March 31, 2003 and 2004, respectively. Capital expenditures continued to decrease in the 2004 period primarily due to (i) the reduction of our employees from approximately 5,900 at the end of the first quarter of 2003 to approximately 4,800 at the end of the first quarter of 2004, resulting in a decrease in our information technology requirements for computers and other equipment; (ii) the consolidation of our data centers, resulting in a decrease in our information technology requirements for servers and other equipment; and (iii) the reduction in the number of offices we are occupying, which allowed us to reduce our purchases of tenant improvements, furniture and fixtures. In addition, in response to the weakening economy and as a part of our cost control initiatives, we have maintained our reduced capital expenditure levels in the first quarter of 2004.

We expect to continue to closely monitor our capital expenditures; however, we expect our quarterly capital expenditures to increase in the remainder of 2004 from levels incurred in the first quarter of 2004. Specifically, we expect capital expenditures to be between $20 and $30 million for all of 2004, as we increase our investment in hosted CRM infrastructure and increase our spending on information technology in order to meet the needs of an expanded workforce.

The remaining cash flows used in investing activities consisted of the acquisition of Ineto Services, Inc. ("Ineto"), a provider of hosted call center services over the Internet, for a net cash payment of $4.8 million. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of this acquisition.

Financing

Net cash provided by financing activities increased from $2.0 million during the three months ended March 31, 2003 to $26.1 million for the three months ended March 31, 2004 primarily as the result of an increase in the proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan ("ESPP"). Proceeds from exercise of stock options and our ESPP increased from $5.3 million in the first quarter of 2003 to $29.4 million in the first quarter of 2004 due primarily to the implementation of the Siebel Systems, Inc. 2003 Employee Stock Purchase Plan (the "2003 ESPP") on July 1, 2003. Under the terms of the 2003 ESPP, employees purchase shares in the first and third quarter of each year, as compared to purchases in the second and fourth quarters prior to the adoption of the 2003 ESPP. Our cash flow from financing activities were partially offset by our repayment of capital lease obligations, which amounted to $3.3 million in both the three months ended March 31, 2003 and 2004.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of March 31, 2004, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for detail of our future minimum lease payments under our operating leases as of March 31, 2004.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as "critical accounting estimates."

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

  Revenue recognition;
  Restructuring and related expenses;
  Impairment of long-lived assets;
  Provision for doubtful accounts;
  Acquired intangible assets;
  Stock-based compensation;
  Legal contingencies; and
  Income taxes.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2003 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Application of Critical Accounting Policies and Use of Estimates."

Employee Stock Options

Section I. Description of Plans

Since our inception, we have believed in broad-based employee stock ownership. Accordingly, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees other than officers and directors are made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

Substantially all stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of our employees participate in one of the above plans, thereby providing us the ability to meet our goal of long-term retention of our employees. Stock options granted under these plans expire no later than ten years from the grant date (2003 and 2004 grants expire six years from grant date) and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in "Item 11. Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2003 for further information concerning our policies and the Compensation Committee's policies regarding the use of stock options.

Section II. Summary of Stock Option Activity During 2004

As the following table shows, stock options outstanding decreased by 5.9 million, or 4%, during the three months ended March 31, 2004, primarily due to forfeitures upon terminations. Combined plan activity for the three months ended March 31, 2004 is summarized as follows:

                                                        Shares                       Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances, December 31, 2003.....................  192,295,796    143,902,815    $       13.20
     Repurchase of restricted stock................       70,000             --
     Options granted to employees..................   (1,096,350)     1,096,350    $       12.96
     Options granted to officers and directors.....     (600,000)       600,000    $       14.19
     Options exercised.............................           --     (3,205,844)   $        5.09
     Options forfeited/canceled upon termination...    4,381,318     (4,393,688)   $       18.01
                                                     ------------ --------------  ---------------
   Balances, March 31, 2004........................  195,050,764    137,999,633    $       13.23
                                                     ============ ==============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of March 31, 2004:

                            Options Outstanding             Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      71,701,850            3.9    $   5.17   51,531,126    $   3.97
Out-of-the-money  66,297,783            6.9    $  21.95   36,385,200    $  23.15
                 ------------  -------------  ----------  -----------  ----------
                 137,999,633            5.3    $  13.23   87,916,326    $  11.90
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below $11.53, the closing price of our common stock as of March 31, 2004, and out-of-the money stock options have exercise prices equal to or greater than $11.53.

Section III. Stock Option Dilution

Summary

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

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, we have maintained our adjusted compensation structure, which significantly reduced the number of stock options issued to new and existing employees. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested stock options. Any vested stock options of the terminated employee that are not exercised within three months from the termination date are forfeited at the expiration of the three months.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2002 and 2003 and the three months ended March 31, 2004, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                                  Three Months
                                                                          Year Ended December 31,    Ended
                                                                          -----------------------   March 31,
                                                                             2002         2003        2004
                                                                          ----------- ----------- ------------
Net options granted:
Total options granted..................................................       5,887     22,787        1,696
Less options forfeited/cancelled upon termination......................     (28,910)   (27,660)      (4,394)
                                                                          ----------- ----------- ------------
      Net options granted (forfeited)..................................     (23,023)    (4,873)      (2,698)
                                                                          =========== =========== ============
Dilution percentage (1)................................................          (5)%       (1)%         (1)%
                                                                          =========== =========== ============
Option overhang (2)....................................................          38%       29%         27%
                                                                          =========== =========== ============

  The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of stock options forfeited by employees terminating employment, divided by the total outstanding shares of common stock at the beginning of the year.

  Stock options outstanding relative to shares outstanding ("Stock Option Overhang") is calculated by dividing total stock options outstanding by the total outstanding shares of common stock at the end of each reporting period.

Distribution of Grants

We continue to believe in broad-based employee stock ownership. As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table represent our CEO and four most highly compensated executive officers for the respective year. For all 2004 periods presented in this quarterly report on Form 10-Q, Named Executive Officers represent our CEO and four most highly compensated executive officers for the year ended December 31, 2003, as disclosed in Item 11. "Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2003. Summarized below is the distribution of our stock options for the years ended December 31, 2002 and 2003 and the three months ended March 31, 2004:

                                                                                                  Three Months
                                                                          Year Ended December 31,    Ended
                                                                          -----------------------   March 31,
                                                                             2002         2003        2004
                                                                          ----------- ----------- ------------
Grants during the period as a percentage of total
  stock options granted:
      Named Executive Officers.........................................         3.4%      4.6%         -- %
      All other officers and directors as a group......................         0.3        3.3         35.4
                                                                          ----------- ----------- ------------
         Total for all officers and directors..........................         3.7        7.9         35.4
      All other employees as a group...................................        96.3       92.1         64.6
                                                                          ----------- ----------- ------------
         Total all grants..............................................       100.0%    100.0%      100.0%
                                                                          =========== =========== ============

All stock options granted in the first quarter of 2004 related to stock options issued to new employees upon commencement of employment, with the exception of an aggregate of 100,000 stock options granted to non-employee members of the board of directors, as described further below.

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

An alternative to the intrinsic value method of accounting for stock options is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). We have continued to follow the intrinsic value method of APB 25, as we believe the accounting for stock options under SFAS 123 could be extremely confusing to investors, and perhaps may even misinform our stockholders. Specifically, the expense associated with stock options under SFAS 123 has no relationship to: (i) the value realized by our employees, (ii) the potential dilution to our stockholders, or (iii) the cost incurred by us. In addition, we believe the use of option valuation models as required by SFAS 123 is highly subjective. The following is a discussion of each of these assertions:

Value Realized by Our Employees

It is our belief that our employees and most of our stockholders measure the "value" of stock options by subtracting the exercise price of the stock option from the current market price of our common stock, and would expect that, if we were to account for a stock option as an expense, that the expense would approximate that value. To the contrary, stock options that have a low exercise price relative to the market price of common stock, and therefore the most potential value, will carry the least amount of expense in the financial statements under SFAS 123. Conversely, stock options that have a high exercise price relative to the market price of common stock (i.e., they are "out-of-the-money"), and therefore the least potential value, will carry the largest expense in the financial statements.

Information relating to stock options that we granted in 2000 illustrate this significant disparity. In 2000, we granted stock options with weighted-average exercise prices of $62.42 per share. Employees have realized $8.8 million in value on these stock options; however, if we were to expense stock options in accordance with SFAS 123, we would be required to recognize nearly $1.6 billion of expense in our financial statements. In other words, we would be required to recognize a compensation expense that was over 180 times the compensation received by our employees. The amount "realized" represents the actual realized gains upon exercise of the stock options, plus the unrealized gains on stock options that remain outstanding as of March 31, 2004 (i.e., closing price as of March 31, 2004 of $11.53 less the applicable exercise price).

As this example illustrates, expensing stock options under SFAS 123 does not provide reliable or meaningful information as to the amount of compensation that may be realized by our employees. Accordingly, we believe that expensing stock options may obscure our required disclosures regarding executive equity compensation (disclosed in Section V below of this quarterly report) and confuse or misinform investors.

Potential Dilution to our Stockholders

We believe certain provisions of SFAS 123 may actually discourage a company's efforts to reduce dilution to its stockholders. For example, if we had followed the provisions of SFAS 123 in 2003, we would have faced the difficult decision to incur an expense of $251.8 million in order to accept the cancellation for no consideration of 26 million stock options by our CEO, representing potential dilution to our stockholders of 5%. We believe that the prospect of incurring significant charges such as this will discourage companies from taking actions that reduce dilution to stockholders.

In addition, SFAS 123 requires companies to recognize an expense for all stock options that vest, regardless as to whether the stock options are subsequently forfeited by the employee upon termination. For example, we would have recognized an aggregate of approximately $270 million of expense from 2001 to 2003 related to stock options that were subsequently forfeited upon termination, despite the fact that the stock options did not provide an equivalent monetary value in compensation to the employee or dilute existing stockholders.

Cost Incurred by Us

It has been our experience that the compensation expense under SFAS 123 has little relationship to the cost incurred by us. For example, in September 2002, we repurchased 28.1 million stock options for total consideration of $51.9 million, which we reflected as an expense in our financial statements. If we had followed the provisions of SFAS 123, we would have been required to reflect an additional $595.3 million of compensation expense in our financial statements in 2002. This would have been in addition to the approximately $400 million that would have been expensed under SFAS 123 in 1999 to 2001 related to these same stock options. In other words, our financial statements would reflect an aggregate "cost" to us in excess of $1 billion, when in reality we repurchased all of these stock options at cost of only $51.9 million. Accordingly, we believe that the expense required to be recognized under SFAS 123 has no bearing on the actual cost incurred by a corporation.

Valuation Models

In accordance with the fair value approach prescribed by SFAS 123, employee stock options are required to be valued at grant date using an option valuation model, such as the Black-Scholes or Binomial models. We believe there are limitations to the appropriateness of these option valuation models, including the fact that these option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and typically have shorter terms. In addition, in accordance with SFAS 123, we must use subjective assumptions, including expected stock price volatility and the expected remaining life as inputs to the Black-Scholes option valuation model. The number of subjective assumptions required is increased exponentially under the Binomial model. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models that are available to value stock options do not provide an appropriate measure of the fair value of stock-based awards to our employees.

Summary of Pro Forma Expense Under SFAS 123

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on the statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. For purposes of this reconciliation, we added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the pro forma stock-based employee compensation expense determined under SFAS 123. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on our net income, as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands):

                                                                           Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                             2003       2004
                                                                         ----------- ----------
Net income (loss):
  As reported..........................................................  $    4,618  $  31,652
                                                                         ----------- ----------
  Compensation expense related to:
    Stock options accounted for in accordance with APB 25..............         505        195
    In-the-money stock options.........................................      (4,097)    (4,503)
    Stock purchase rights under the Purchase Plan......................        (863)    (2,559)
                                                                         ----------- ----------
       Total pro forma expense related to "in the money" stock
         options and Purchase Plan.....................................      (4,455)    (6,867)
    Out-of-the-money stock options.....................................     (42,170)   (40,276)
    Stock options cancelled for no consideration.......................    (251,821)        --
    Stock options forfeited/cancelled in connection with terminations..      (9,166)        --
                                                                         ----------- ----------
       Total pro forma expense giving effect to SFAS 123...............    (307,612)   (47,143)
                                                                         ----------- ----------
  Pro forma giving effect to SFAS 123..................................  $ (302,994) $ (15,491)
                                                                         =========== ==========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of March 31, 2003 and 2004 were $8.01 and $11.53, respectively.

As the table above illustrates, total pro forma expense for stock options includes $303.2 million and $40.3 million of expense during the three months ended March 31, 2003 and 2004, respectively, related to: (i) our CEO's stock options that were cancelled for no consideration; (ii) stock options forfeited by employees upon termination for no consideration; and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.95 per share compared to a closing price of $11.53 per share as of March 31, 2004). These items represented 99% and 85% of the pro forma expense in the above table for the three months ended March 31, 2003 and 2004, respectively.

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

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

We did not grant any stock options to our Named Executive Officers during the three months ended March 31, 2004. The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2002 and 2003, and March 31, 2004:

                                                                                                  Three Months
                                                                          Year Ended December 31,    Ended
                                                                          -----------------------   March 31,
                                                                             2002         2003        2004
                                                                          ----------- ----------- ------------
Stock options held by Named Executive Officers
   as a percentage of:
      Total options outstanding........................................        29.3%     18.7%       19.2%
                                                                          =========== =========== ============
      Outstanding shares of common stock...............................        11.2%      5.4%        5.3%
                                                                          =========== =========== ============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the three months ended March 31, 2004 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of March 31, 2004:

                                                                         Number of
                                                                   Securities Underlying         Value of Unexercised
                                                                   Unexercised Options at       In-the-Money Options at
                                   Shares                            March 31, 2004 (2)            March 31, 2004 (3)
                                 Acquired on        Value       ---------------------------  ----------------------------
       Officer Name               Exercise      Realized (1)    Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------   ------------  ---------------   ------------  -------------  -------------  -------------
Thomas M. Siebel                         --    $          --     18,686,134             --   $162,802,766   $         --
R. David Schmaier                   250,000    $   2,260,938      1,518,217      1,154,643   $  3,798,034   $  1,509,502
Kenneth A. Goldman                       --    $          --      1,627,500      1,242,500   $         --   $    717,500
Edward Y. Abbo                       50,000    $     666,438        518,700        387,500   $  2,643,912   $    717,500
Steven M. Mankoff                    30,000    $     279,113        826,800        560,000   $  3,346,029   $    717,500

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of March 31, 2004.

  Based on the fair market value of our common stock as of March 31, 2004 ($11.53 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

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

  Initial Grants--Each new non-employee director will be granted an option to purchase 80,000 shares of our common stock as soon as practicable following such director's appointment to the Board of Directors.

  Annual Grants--Each non-employee director who has served on the Board of Directors for more than six months will be granted an option to purchase 20,000 shares of our common stock in January of each year.

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

During the three months ended March 31, 2004, we granted 20,000 stock options with an exercise price of $15.39 to each of our non-employee directors, including James C. Gaither, Marc F. Racicot, Eric E. Schmidt, Charles R. Schwab and George T. Shaheen. The exercise price per share was equal to the fair market value of common stock on the date of grant. The fair value of each of these stock options on the date of grant was approximately $106,000, or $5.31 per share, as determined using the Black-Scholes option valuation model. At the one year anniversary of each grant, 20% of the shares subject to such grant vest and become exercisable, with the remaining shares vesting thereafter in 16 equal quarterly installments upon the director's completion of each quarter of service on the Board of Directors. The term of these stock options was six years.

Section VI. Equity Compensation Plan Information

Information related to each of our stock option plans is summarized as follows:

                                                                    Number of Shares
                                       Number of       Weighted    Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise      Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding    Outstanding   Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by shareholders (1).....    50,270,795    $     7.40           84,435,646
   Not approved by shareholders (2).    86,718,044    $    16.66          123,960,389
   Acquired companies' plans (3)....     1,010,794    $     9.00                   --
                                      -------------    ----------  -------------------
                                       137,999,633    $    13.23          208,396,035
                                      =============                ===================

  Represents shares available under the 1996 Plan, which is used for grants to our officers and directors. The shares remaining available for future issuance amount also includes 13.3 million shares available under our 2003 Employee Stock Purchase Plan.

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

Our total revenue and operating results may vary significantly from quarter-to-quarter. The main factors that may affect these fluctuations are:

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

Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition or results of operations could be materially and adversely affected.

As a result of these and other factors, revenues for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. The reader should not rely on these comparisons as indications of future performance. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for business applications software and services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. For example weak global economic conditions in 2001, 2002 and 2003, significantly impacted capital spending, particularly information technology spending within the industries listed above, resulting in a decrease in our software license revenues in 2001, 2002 and 2003. Future decreases in demand for computer software caused, in part, by weakness of the global economy may result in a decrease in revenues, operating income and/or our growth rates.

Hostilities involving the United States and/or terrorist attacks could harm our business.

Our operations could be negatively impacted if there are additional terrorist attacks or hostilities involving the United States escalate. In the past, terrorist attacks, including attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. For example, the equity markets have reacted with significant declines in response to past terrorist actions. Further, as a result of past terrorist attacks and hostilities involving the United States, we believe many of our customers and potential customers were much more cautious in setting and spending against their capital expenditure budgets. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the global economy has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition or results of operations.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions and increased competition, our sales cycle has recently become longer than historical sales cycles.

An unfavorable government review of our income and payroll tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income, payroll and transaction taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for income taxes, and in the ordinary course of our business there may be transactions and calculations where the ultimate tax determination is uncertain. Further, the rules related to the remittance of certain payroll taxes are onerous and the compliance with these filing requirements is often difficult to determine.

Our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, we received notices from the IRS of proposed adjustments to these income tax returns. In addition, certain of our U.S. and international payroll tax returns, primarily related to stock option exercises, are currently under examination by the applicable taxing authority. While we believe that we have made adequate provisions related to the audits of these income and payroll tax returns, the final determination of our income and payroll tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

Specifically, we may receive an assessment related to the audit of our U.S. income and payroll tax returns or international payroll tax returns that exceeds amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

We do not have an adequate history with our Siebel CRM OnDemand subscription model to predict the rate of the conversion of our sales pipeline, customer subscription renewals and the impact these renewals will have on our revenue or operating results.

We began offering Siebel CRM OnDemand, a hosted software application delivered as an online service, in the fourth quarter of 2003. Siebel CRM OnDemand is offered on a subscription basis, rather than as a perpetual license. Siebel CRM OnDemand customers have no obligation to renew their service subscriptions after the expiration of the initial subscription period and in fact, some former customers of acquired businesses have elected not to renew their subscriptions. In addition, our customers may renew their service for fewer users. Because the fee structure for Siebel CRM OnDemand is based on the number of users, this could reduce our revenue generated from this service. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their inability to continue their operations and/or spending levels. If our customers do not renew their subscriptions for our service, our expectations regarding future revenues from this new product offering may be incorrect, which could adversely affect our business, financial condition or results of operations. Further, we do not have an adequate operating history related to this subscription model to effectively estimate expense assumptions and thus we may not be able to adequately predict profitability of this business. Further, for the remainder of 2004 we expect to invest significantly more in our Siebel CRM OnDemand business model than we expect to realize in revenues from this hosted service.

The market for Siebel CRM OnDemand and on-demand application services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business may be harmed.

The market for on-demand or "hosted" application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for CRM, in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, if the demand for our Siebel CRM OnDemand service does not materialize as expected, our ability to recover our investment in UpShot Corporation, referred to herein as UpShot, and Ineto Services, Inc., referred to herein as Ineto, may be impaired. As of March 31, 2004, we have approximately $62.5 million of goodwill and $8.9 million of amortizable intangibles related to UpShot and Ineto.

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

We may not successfully complete the integration of our recent acquisitions into our Siebel CRM OnDemand business model.

In order to expedite our entrance into the hosted CRM market, we acquired UpShot in November 2003 and Ineto in January 2004. The integration of these companies into a fully integrated Siebel OnDemand business model will take time and the remaining integration work may be difficult and time consuming, particularly in light of this being a new business model for us. The combined companies must successfully complete the integration of, among other things, certain product and service offerings, product development, sales and marketing, administrative and customer service functions, and management information systems. In addition, we must retain the key management, key employees, customers, distributors, vendors and other business partners of both companies in order to achieve certain desired synergies. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined businesses. If we do not successfully complete the integration of these operations in a timely manner, or at all, the combined companies may not realize the anticipated benefits of the acquisition to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We need to successfully integrate our other acquisitions.

Our business strategy includes pursuing opportunities to grow our business, internally and through selective acquisitions, investments, joint ventures and strategic alliances. For example, we recently completed two acquisitions: Ineto in January 2004 and Eontec Limited in April 2004. Please refer to Notes 4 and 7 to the accompanying unaudited consolidated financial statements for a further discussion of these acquisitions. Our ability to implement this business strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of this strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, financial condition or results of operations.

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of any acquisition or investment. We may not be able to successfully assimilate the additional personnel, customers, operations, acquired technology and products obtained in the acquisition of these companies into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

We may incur future restructuring charges, which may adversely impact our operations.

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

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through much of 2003, our revenues declined as a result of a deterioration of the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed the 2002 and 2003 Restructurings. The 2002 and 2003 Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if the recent growth of operations that occurred in the fourth quarter of 2003 and first quarter of 2004 continues, we may have to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options under APB 25 and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On March 31, 2004, the FASB issued a draft accounting pronouncement which, if implemented, will require us to expense all outstanding unvested stock options and grants of new stock options effective January 1, 2005. The final statement is expected to be issued in the third quarter of 2004. If we are required to change our accounting policy in accordance with this draft accounting pronouncement, we estimate that our quarterly earnings in 2005 could be reduced by up to approximately $35 million. This estimate is based solely on the expense associated with stock options outstanding as of March 31, 2004 and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate. This could affect our ability to retain existing employees, attract qualified candidates, and increase the cash compensation we would have to pay to them.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Capgemini, Deloitte Consulting, IBM Corporation and BearingPoint, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationship with these significant third-party systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as Hewlett-Packard, Microsoft and Sun Microsystems, among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

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

A majority of our software license revenues are attributable to sales of our sales, marketing and service automation products, particularly Siebel Sales, Siebel Service, Siebel Call Center, Siebel Interactive Selling and related products. We have also expanded our product offerings to include Siebel Analytics, Siebel Employee Relationship Management, Universal Application Network and Siebel CRM OnDemand. We expect that these applications, along with the related consulting, maintenance and training services, will continue to account for a majority of our future revenues. Factors adversely affecting the cost and pricing of, or demand for, these products, such as competition or technological change, could have a material adverse effect on our business, financial condition or results of operations.

Our software license revenue is dependent on our ability to enter into significant software license transactions with new and existing customers.

Our success depends on gaining new customers and maintaining relationships with our existing customers. In particular, if the number of software license transactions and/or the average size of these transactions decrease, our software license revenue may be negatively impacted. For example, during the first quarter of 2004 we were able to grow revenues on a year-over-year basis due primarily to a year-over-year increase in the number of transactions generating software license revenues greater than $5 million. Conversely, in periods when the number of transactions generating software license revenues greater than $5 million decreased, our total software license revenues also decreased (i.e., from 2001 to 2003). The failure to enter into these larger software license transactions and/or maintain or increase the number of software license transactions could have a material adverse effect on our business, financial condition or results of operations.

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

The following is a discussion of each of the individual competitive environments in which we operate:

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

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or the prospective customer's industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; Salesforce.com, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, which compete in a majority of our product lines.

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

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. in 2000, and 100,000 shares have been designated as Series A2 Junior Participating Preferred Stock, which was authorized in connection with a stockholders' rights plan that we implemented in 2003. Additional shares of preferred stock could be authorized or issued with voting, liquidation, dividend and other rights superior to those of the common stock.

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

The following table summarizes as of March 31, 2004, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount   Contract        Fair
                                           (Local Currency)   Amount     Value (US$)
                                           ---------------  ----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................    (AUD) 24,100   US$18,359  $        700

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................    (BRL) 23,172    US$7,589  $        (22)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................     (GBP) 2,400   EUR 3,573  $         12

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................     (CAD) 2,601    US$1,955  $         (6)

Japanese yen ("YEN") (contracts to
  pay YEN/receive US$).................... (YEN) 2,951,000   US$27,832  $        (22)

Korea won ("KRW") (contracts to pay
  KRW/receive US$)........................   (KRW) 709,200      US$591  $         --

Mexican peso ("MXN") (contracts
  to pay MXN/receive US$).................    (MXN) 29,500    US$2,624  $        (10)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................     (SGD) 2,125    US$1,285  $        (26)

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................    (CZK) 48,000   EUR 1,450  $         21

Euro ("EUR") (contracts to receive
  EUR/pay US$)............................   (EUR) 195,729  US$249,114  $     (8,873)

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................    (SEK) 12,836   EUR 1,405  $        (29)

Swiss franc ("CHF") (contracts to
  receive CHF/pay EUR)....................     (CHF) 4,140   EUR 2,650  $         34

The following table summarizes our short-term investments and the weighted average yields, as of March 31, 2004 (in thousands, except percentages):

                                                         Expected Maturity Date
                                     ------------------------------------------------------------------------
                                       2004      2005      2006      2007      2008   Thereafter     Total
                                     --------- --------- --------- --------- -------- ----------- -----------
US Treasury and Agency securities...  $67,584  $127,821  $166,837   $26,382   $6,685          --    $395,309
  Weighted average yield............     1.11%     1.44%     2.09%     2.45%    2.98%

Corporate bonds.....................  $51,999  $171,024  $276,903  $120,775  $26,598      13,267    $660,566
  Weighted average yield............     1.34%     1.57%     1.87%     2.46%    2.91%       3.50%

Asset-backed securities.............  $56,442  $147,140  $172,411   $30,572   $3,188      $7,614    $417,367
  Weighted average yield............     1.60%     1.78%     2.40%     2.38%    2.47%       2.25%
                                     --------- --------- --------- --------- -------- ----------- -----------
Total short-term investments........ $176,025  $445,985  $616,151  $177,729  $36,471     $20,881  $1,473,242
                                     ========= ========= ========= ========= ======== =========== ===========

As of March 31, 2004, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1,473.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2004, the fair value of the portfolio would decline by approximately $22.9 million.

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

Section 302

Attached as Exhibits 31 and 32 to this quarterly report are two separate forms of certifications of our CEO and CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The information contained below relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of March 31, 2004 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below under Section 404, our Disclosure Controls are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Exchange Act.

Our CEO and CFO note that during the three months ended March 31, 2004, there have been no changes in Internal Controls or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Section 404

Under Section 404, we are required to document all of our internal controls over business and financial processes and procedures that may affect our reported financial results. In addition, we will issue a report on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal controls over financial reporting are effective. In addition, our independent auditors will perform an audit of our internal controls and provide an assessment of those controls over financial reporting for the year ended December 31, 2004.

Responsibility for Disclosure and Internal Controls

Our management, including the CEO and CFO, has the responsibility of establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

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

Scope of Our Controls Evaluation Under Section 404

As of December 31, 2003, we have substantially completed the documentation and testing of our significant business and financial process and procedures, representing approximately 50 individual processes, which may materially impact our reported financial and operating results. In addition, our management and internal audit department have completed their review of these policies and procedures and our internal audit department has completed their testing of our compliance with and the adequacy of these policies and procedures as of December 31, 2003. In accordance with SOX, we will test our internal controls each year and, accordingly, we have begun our testing for 2004 and expect to complete this testing by the third or fourth quarter.

Our evaluation of our Disclosure Controls and our Internal Controls included a formal documentation and review of the controls' objectives and design, along with our controls' implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Among other matters, we sought in our evaluation to determine whether there were any control deficiencies (particularly "significant deficiencies" or "material weaknesses") in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for our controls evaluation generally and because "Item 5" in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the quarterly report. In professional auditing literature, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "significant deficiency" in the control structure exists when there is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected. A "material weakness" is defined in auditing literature as a particularly serious significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Part II. Other Information

Item 1. Legal Proceedings

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

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our shareholders, filed an action in the United States District Court for the Northern District of California against us and certain of our officers. This action alleges claims in connection with various public statements made by us and seeks damages together with interest and reimbursement of costs and expenses of litigation. A number of follow-on actions have been filed alleging substantially similar claims. We believe the allegations in this action are without merit and we intend to defend vigorously against these claims.

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

Item 6. Exhibits and Reports on Form 8-K

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
  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-03751), as amended.
  Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2000.
  Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
  Incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2003.
  Filed herewith.

(b) Reports on Form 8-K.

On January 5, 2004, the Registrant furnished a current report on Form 8-K reporting under Item 12 announcing preliminary results for the quarter ended December 31, 2003.

On January 16, 2004, the Registrant filed a current report on Form 8-K/A, amending a previous current report on Form 8-K, to report under Item 7 financial statements and financial information in connection with the acquisition of UpShot Corporation on November 3, 2003.

On January 21, 2004, the Registrant furnished a current report on Form 8-K reporting under Item 12 announcing final results for the quarter ended December 31, 2003.

Availability of this Report

We intend to make this quarterly report on Form 10-Q publicly available on our website (www.siebel.com) without charge immediately following our filing with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBEL SYSTEMS, INC.

(Registrant)

Dated: April 30, 2004

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer (Prinicipal Financial Officer)