Form 10-Q
period 2004-06-30
SIEBEL SYSTEMS INC
filed 2004-08-06
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of July 19, 2004, was 505,494,194.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2004

Part II. Other Information

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,    June 30,
                                                                               2003          2004
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    583,532  $    642,077
   Short-term investments..............................................      1,439,674     1,478,488
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,023,206     2,120,565

   Accounts receivable, net............................................        259,834       201,114
   Deferred income taxes...............................................         61,742        65,603
   Prepaids and other..................................................         52,186        55,771
                                                                          ------------- -------------
          Total current assets.........................................      2,396,968     2,443,053

Property and equipment, net............................................        157,391       111,949
Goodwill...............................................................        140,957       200,053
Intangible assets, net.................................................         10,786        26,844
Other assets...........................................................         42,406        39,048
Deferred income taxes..................................................         95,866        94,866
                                                                          ------------- -------------
          Total assets.................................................   $  2,844,374  $  2,915,813
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     18,907  $     31,354
   Accrued expenses....................................................        333,270       321,056
   Restructuring obligations...........................................         53,676        37,882
   Deferred revenue....................................................        282,217       314,474
                                                                          ------------- -------------
          Total current liabilities....................................        688,070       704,766

Restructuring obligations, less current portion........................         97,919        85,128
Other long-term liabilities............................................          8,159         4,768
                                                                          ------------- -------------
          Total liabilities............................................        794,148       794,662
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     498,305 and 505,022 shares issued and outstanding, respectively...            498           505
  Additional paid-in capital...........................................      1,550,834     1,600,253
  Deferred compensation................................................         (1,479)       (2,608)
  Accumulated other comprehensive income...............................         58,650        41,410
  Retained earnings....................................................        441,723       481,591
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,050,226     2,121,151
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  2,844,374  $  2,915,813
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,               June 30,
                                                                --------------------- ----------------------
                                                                   2003       2004        2003       2004
                                                                ---------- ---------- ----------- ----------
Revenues:
   Software...................................................  $ 109,894  $  94,829  $  221,986  $ 221,628
   Professional services, maintenance and other...............    223,405    206,230     444,068    408,718
                                                                ---------- ---------- ----------- ----------
       Total revenues.........................................    333,299    301,059     666,054    630,346
                                                                ---------- ---------- ----------- ----------
Cost of revenues:
   Software...................................................      4,268      2,837       8,989      6,044
   Professional services, maintenance and other...............    126,141    107,741     251,653    215,666
                                                                ---------- ---------- ----------- ----------
       Total cost of revenues.................................    130,409    110,578     260,642    221,710
                                                                ---------- ---------- ----------- ----------
            Gross margin......................................    202,890    190,481     405,412    408,636
                                                                ---------- ---------- ----------- ----------
Operating expenses:
   Product development........................................     75,474     75,537     154,745    147,561
   Sales and marketing........................................     93,876     78,409     194,048    164,666
   General and administrative.................................     28,175     27,512      54,541     49,086
   Restructuring and related expenses.........................        274     (1,006)        274       (408)
   Purchased in-process product development...................         --      6,000          --      6,000
                                                                ---------- ---------- ----------- ----------
       Total operating expenses...............................    197,799    186,452     403,608    366,905
                                                                ---------- ---------- ----------- ----------
            Operating income..................................      5,091      4,029       1,804     41,731
                                                                ---------- ---------- ----------- ----------
Other income, net:
   Interest and other income, net.............................     15,025     10,031      30,422     22,106
   Interest expense...........................................     (4,854)      (234)     (9,748)      (554)
                                                                ---------- ---------- ----------- ----------
       Total other income, net................................     10,171      9,797      20,674     21,552
                                                                ---------- ---------- ----------- ----------
            Income before income taxes........................     15,262     13,826      22,478     63,283
Income taxes..................................................      5,494      5,610       8,092     23,415
                                                                ---------- ---------- ----------- ----------
            Net income........................................  $   9,768  $   8,216  $   14,386  $  39,868
                                                                ========== ========== =========== ==========

Diluted net income per share..................................  $    0.02  $    0.02  $     0.03  $    0.07
                                                                ========== ========== =========== ==========
Basic net income per share....................................  $    0.02  $    0.02  $     0.03  $    0.08
                                                                ========== ========== =========== ==========

Shares used in diluted share computation......................    526,726    541,543     524,626    543,972
                                                                ========== ========== =========== ==========
Shares used in basic share computation........................    490,078    504,114     488,675    502,621
                                                                ========== ========== =========== ==========
Comprehensive income (loss):
Net income....................................................  $   9,768  $   8,216  $   14,386  $  39,868
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments...................     13,400     (2,815)     18,716     (6,659)
   Realized (gain) loss on marketable investments previously
      recognized in other comprehensive income................     (2,158)        22      (3,705)    (1,850)
   Unrealized gain (loss) on investments, net.................      4,759    (13,643)      7,181     (8,731)
                                                                ---------- ---------- ----------- ----------
       Other comprehensive income (loss)......................     16,001    (16,436)     22,192    (17,240)
                                                                ---------- ---------- ----------- ----------
            Total comprehensive income (loss).................  $  25,769  $  (8,220) $   36,578  $  22,628
                                                                ========== ========== =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                                 2003         2004
                                                                            ------------- ------------
Cash flows from operating activities:
   Net income.............................................................. $     14,386  $    39,868
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring.......        2,596           --
      Write-off of purchased in-process product development................           --        6,000
      Depreciation and amortization........................................       78,825       60,364
      Amortization of identifiable intangible assets.......................        3,950        4,255
      Compensation related to stock options, net...........................          980        2,108
      Provision for doubtful accounts and sales returns....................        5,828       (1,000)
      Tax benefit from exercise of stock options...........................           --        4,800
      Deferred income taxes................................................          (46)          16
      Write-down of cost-method investments to fair value..................          406        1,546
      Net realized gains on marketable investments.........................       (3,705)      (1,850)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................       55,369       62,191
         Prepaids and other................................................        9,175         (190)
         Accounts payable and accrued expenses.............................      (27,468)      (3,396)
         Restructuring obligations.........................................      (43,376)     (29,756)
         Deferred revenue..................................................       18,791       30,407
                                                                            ------------- ------------
           Net cash provided by operating activities.......................      115,711      175,363
                                                                            ------------- ------------
Cash flows from investing activities:
   Purchases of property and equipment, net................................      (10,514)      (5,075)
   Purchases of short-term investments.....................................   (1,118,484)    (865,170)
   Sales and maturities of short-term investments..........................      952,188      802,083
   Proceeds from sale of marketable equity securities......................        5,338           --
   Purchase consideration for acquired businesses, net of cash received....       (1,500)     (74,909)
   Other non-operating assets and non-marketable securities................       (9,666)          --
                                                                            ------------- ------------
           Net cash used in investing activities...........................     (182,638)    (143,071)
                                                                            ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................       35,757       41,260
   Repayments of capital lease obligations.................................       (6,380)      (6,605)
                                                                            ------------- ------------
           Net cash provided by financing activities.......................       29,377       34,655
                                                                            ------------- ------------
Effect of exchange rate fluctuations.......................................       13,455       (8,402)
                                                                            ------------- ------------
Change in cash and cash equivalents........................................      (24,095)      58,545
Cash and cash equivalents, beginning of period.............................      667,511      583,532
                                                                            ------------- ------------
Cash and cash equivalents, end of period................................... $    643,416  $   642,077
                                                                            ============= ============
Supplemental disclosures of non-cash activities:
   Fair value of common stock and stock options issued for acquisitions.... $      1,670  $        --
                                                                            ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of June 30, 2004 and the three and six months ended June 30, 2003 and 2004 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Use of Estimates

  The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during any period presented.

  An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

  As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation and in accordance with SFAS 123, the Company added back all stock-based compensation expense recorded in its statement of operations in accordance with APB 25 (primarily associated with restricted stock units), then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                        Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2003        2004         2003        2004
                                                                    ----------  ----------   ----------  ----------
Net income (loss):
  As reported.....................................................  $   9,768   $   8,216    $  14,386   $  39,868
                                                                    ----------  ----------   ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        475       1,913          980       2,108
    In-the-money stock options and restricted stock units.........     (7,118)     (6,884)     (13,412)    (11,096)
    Stock purchase rights under the Purchase Plan.................     (1,206)     (2,958)      (2,069)     (5,517)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................     (7,849)     (7,929)     (14,501)    (14,505)
                                                                    ----------  ----------   ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (38,896)    (37,726)     (77,407)    (78,056)
    Stock options cancelled for no consideration..................         --          --     (251,821)         --
    Stock options forfeited in connection with terminations.......     (7,826)         --      (18,454)       (237)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................    (46,722)    (37,726)    (347,682)    (78,293)
                                                                    ----------  ----------   ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (54,571)    (45,655)    (362,183)    (92,798)
                                                                    ----------  ----------   ----------  ----------
  Pro forma giving effect to SFAS 123.............................  $ (44,803)  $ (37,439)   $(347,797)  $ (52,930)
                                                                    ==========  ==========   ==========  ==========

Diluted net income (loss) per share:
  As reported.....................................................  $    0.02   $    0.02    $    0.03   $    0.07
                                                                    ==========  ==========   ==========  ==========
  Pro forma giving effect to SFAS 123.............................  $   (0.09)  $   (0.07)   $   (0.71)  $   (0.11)
                                                                    ==========  ==========   ==========  ==========

Basic net income (loss) per share:
  As reported.....................................................  $    0.02   $    0.02    $    0.03   $    0.08
                                                                    ==========  ==========   ==========  ==========
  Pro forma giving effect to SFAS 123.............................  $   (0.09)  $   (0.07)   $   (0.71)  $   (0.11)
                                                                    ==========  ==========   ==========  ==========

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of June 30, 2003 and 2004 were $9.48 and $10.69, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $46,722,000 and $347,682,000 of expense during the three and six months ended June 30, 2003, respectively, and $37,726,000 and $78,293,000 of expense during the three and six months ended June 30, 2004, respectively, related to (i) stock options that were cancelled by the Company's Chairman for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.88 per share compared to a closing price of $10.69 per share as of June 30, 2004). These items represented 86% and 96% of the pro forma expense for the three and six months ended June 30, 2003, respectively, and 83% and 84% of the pro forma expense for the three and six months ended June 30, 2004, respectively.

  The Company determined the assumptions used in computing the fair value of its stock options and stock purchase rights issued under its employee stock purchase plan (the "Purchase Plan") as follows:

  Expected Life

  The Company estimated the expected useful lives giving consideration to the vesting and purchase periods, contractual lives, expected employee turnover, the relationship between the exercise price and the fair market value of the Company's common stock, and past and expected employee exercise behavior, among other factors. In addition, in determining the appropriate expected life of its stock options, the Company has historically segregated its optionholders into several categories based on a variety of factors, including past and expected exercise patterns. For example, the Company segregates its stock option grants into the following categories: (i) CEO and members of its Board of Directors, (ii) officers, and (iii) non-officer employees. The Company determined these categories based in part on its belief that its CEO, officers and members of its Board of Directors tend to hold stock options for longer periods than its non-officer employees.

  During the three and six months ended June 30, 2004, the Company maintained or increased its expected life assumption, both on a year-over-year and sequential basis, related to stock options granted to its CEO, members of its Board of Directors, officers and newly hired non-officer employees (collectively approximately 60% of all stock options granted in the second quarter). Approximately 40% of all stock options granted during the second quarter of 2004 were granted to non-officer employees in connection with the Company's annual refresher grant to existing employees. The Company reduced its expected life assumption for these stock options from 3.25 years to 2.25 years (a decrease of one year), primarily due to a decrease of approximately two years in the weighted average vesting period of this option grant compared to previous grants, coupled with a reduction in the contractual life from six years to five years.

  Volatility

  The Company estimated expected volatility giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. In considering these factors, the Company notes that (i) the stock market in general, and its common stock in particular, have continued to become less volatile over the last two years (e.g., volatility of the Company's common stock declined to approximately 36% during the second quarter of 2004); (ii) implied volatility in traded options for the Company's common stock has continued to decrease during the second quarter of 2004 relative to previous periods; and (iii) 60% of the stock options granted during the second quarter of 2004 relate to stock options in which the Company maintained or increased the estimated average life.

  Risk-Free Interest Rate

  The Company estimated the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

  The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  ---------------------
                                         2003       2004       2003        2004
                                      ----------  --------  ----------  ---------
Risk-free interest rate.............      1.66%    3.23%      1.67%     2.98%
Expected life (in years)............       3.1       3.2         3.1        3.3
Expected volatility.................        46%      40%        47%       41%

  Using the Black-Scholes option valuation model, stock options granted during the three and six months ended June 30, 2003 had weighted average fair values of $2.86 and $2.90 per share, respectively, as compared to weighted average fair values of $3.28 and $3.43 per share during the three and six months ended June 30, 2004, respectively.

  The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  ---------------------
                                         2003       2004       2003        2004
                                      ----------  --------  ----------  ---------
Risk-free interest rate.............      1.13%    1.00%      1.13%     1.00%
Expected life (in years)............       0.5       0.5         0.5        0.5
Expected volatility.................        63%      46%        63%       46%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended June 30, 2003 was $2.23 per share, as compared to a weighted average fair value of $3.69 per share during both the three and six months ended June 30, 2004.

  Recent Accounting Pronouncements

  In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), including investments accounted for under the cost method.

  The recognition and measurement guidance in EITF 03-01 must be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  The Company adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003 and will adopt the disclosure requirements for cost method investments as of December 31, 2004. The Company does not expect the adoption of EITF 03-01 to have a material effect on its results of operations or cash flows. However, the Company may be required to present certain of its "available for sale" investments with stated maturities greater than 12 months as long-term assets rather than as current assets, beginning with the quarter ending September 30, 2004. As of June 30, 2004, the Company has an aggregate of $1,130,525,000 of available for sale investments that may be subject to presentation as long-term rather than as short-term investments.

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

  The following table summarizes the restructuring and related expenses incurred during the six months ended June 30, 2004, and the remaining obligations related to the 2002 and 2003 Restructurings as of December 31, 2003 and June 30, 2004 (in thousands):

                                                             Employee      Facility-
                                                            Termination     Related
                                                             Costs (1)     Costs (2)      Total
                                                           ------------ -------------- -----------
Restructuring obligations, December 31, 2003.............. $     3,805  $     147,790  $  151,595

Restructuring and related expenses:
  Recognized related to changes in estimate (3)...........      (1,478)          (101)     (1,579)
  Accretion related to the 2003 Restructuring (4).........          --          1,171       1,171
                                                           ------------ -------------- -----------
     Total (5)............................................      (1,478)         1,070        (408)
Cash payments.............................................      (1,544)       (26,633)    (28,177)
                                                           ------------ -------------- -----------
Restructuring obligations, June 30, 2004.................. $       783  $     122,227  $  123,010
                                                           ============ ==============
     Less: Restructuring obligations, short-term..........                                 37,882
                                                                                       -----------
     Restructuring obligations, long-term.................                             $   85,128
                                                                                       ===========

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs. The remaining obligations as of June 30, 2004 relate to less than 10 terminations that have yet to be completed, primarily due to regulatory requirements in certain countries and the Company's ongoing transition of certain product development positions overseas. The Company expects to complete the reduction of the remaining employees within the next six months.

    The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

    Due primarily to higher than expected voluntary terminations within positions included in our 2003 Restructuring, the Company reduced its remaining obligations for employee termination costs during the second quarter of 2004.

    These costs represent the accretion of the 2003 Restructuring obligations. The Company will continue to accrete its obligations related to the 2003 Restructuring to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

    During the three and six months ended June 30, 2004, the Company recognized a benefit in its statement of operations related to changes in its estimate of the 2003 Restructuring obligations, net of accretion expense. The following is a summary of the net restructuring benefit recognized during the first half of 2004:

                                                               First       Second         Total
                                                              Quarter      Quarter       for 2004
                                                           ------------ -------------- -----------
Restructuring and related expenses:
  Changes in estimate..................................... $        (5) $      (1,574) $   (1,579)
  Accretion...............................................         603            568       1,171
                                                           ------------ -------------- -----------
     Total Restructuring and related expenses............. $       598  $      (1,006) $     (408)
                                                           ============ ============== ===========

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

  Commitments and Contingencies

  Legal Proceedings

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the SEC Staff notified the Company and two of its officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. The Company and its officers have filed submissions with the SEC in response to the SEC notices and the Company believes that these submissions contain numerous meritorious defenses to these allegations. On June 29, 2004, the SEC filed a lawsuit against the Company and two of its officers alleging claims in connection with the statements described above. The Company believes the allegations in this action are without merit and it intends to defend vigorously against these claims.

  On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed an action in the United States District Court for the Northern District of California against the Company and certain of its officers. This action alleges claims in connection with various public statements made by the Company and seeks damages together with interest and reimbursement of costs and expenses of litigation. A number of follow-on actions have been filed alleging substantially similar claims. The Company believes the allegations in these actions are without merit and it intends to defend vigorously against these claims.

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

  Income, Payroll and Sales Tax Audits

  The Company's U.S. Federal income tax returns for 1998 through 2002 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, the Company received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

  Certain of the Company's U.S. payroll tax returns, primarily related to stock option exercises, are currently under examination by the IRS. While the final resolution of this ongoing examination is uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the IRS may propose with respect to the U.S. payroll tax returns. In addition, certain of the Company's international payroll tax returns had previously been the subject of audits by various international taxing authorities. These audits were completed during the six months ended June 30, 2004 with no material impact to the Company's financial statements.

  Certain of the Company's sales and use tax returns relating to the tax years 2000 through 2003 in various states in the U.S. and certain international sales and value added tax returns for the tax years 2002 through 2004 are currently under examination and/or review by the applicable taxing authorities. While the final resolutions of these ongoing examinations are uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to these tax returns.

  There exists the possibility that the Company may receive assessments related to the audits and/or reviews of its U.S. income tax returns, U.S. payroll tax returns, U.S. sales and use tax returns, and international sales and value added tax returns that exceed amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

  Indemnifications

  The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an "SLSA"). Each SLSA contains the key terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company's software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLSA generally limits the scope of, and remedies for, such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and the right to replace an infringing product.

  The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of June 30, 2004, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of June 30, 2004 are as follows (in thousands):

                                                       Capital    Operating
                                                        Leases      Leases
                                                      ---------- ------------
Six months ending December 31, 2004.................  $   5,582  $    39,057
Year ending December 31, 2005.......................      6,500       68,384
Year ending December 31, 2006.......................         --       68,130
Year ending December 31, 2007.......................         --       68,121
Year ending December 31, 2008.......................         --       67,977
Year ending December 31, 2009, and thereafter.......         --      388,325
                                                      ---------- ------------
     Total minimum lease payments...................     12,082  $   699,994
                                                                 ============
     Amounts representing interest..................       (512)
                                                      ----------
     Present value of minimum lease payments........     11,570
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)......      8,669
                                                      ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)....  $   2,901
                                                      ==========

  Operating lease commitments related to properties included in the 2002 and 2003 Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 2 for further discussion of the Company's restructuring obligations.

  Acquisitions, Goodwill and Intangible Assets

  The following is a summary of the Company's acquisitions during 2003 and 2004, each of which has been accounted for as a purchase:

  2004 Acquisitions

  Acquisition of Eontec Limited

  On April 20, 2004, the Company acquired all of the outstanding issued share capital of Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions, for initial cash consideration of $73,586,000 (the "Initial Consideration"). The Initial Consideration consists of the following: (i) the payment of cash consideration of $70,000,000 for all outstanding securities of Eontec and (ii) transaction costs of $3,586,000, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors. As of June 30, 2004, the Company had paid $72,689,000 of the Initial Consideration and expects to pay the remaining $897,000 in the third quarter of 2004.

  In the event certain revenue targets defined in the purchase agreement are met for the period from April 20, 2004 to March 31, 2005, the Company could be required to pay up to an additional $37,500,000 in cash to the former shareholders of Eontec and up to an additional $22,500,000 in cash to the former employees of Eontec who are employees of the Company at the time of payment. Any amounts paid by the Company to the Eontec shareholders will be recorded as an increase to goodwill and amounts paid to the former employees of Eontec will be recorded as compensation expense when earned.

  The Company believes that Eontec's technology and certain products and functionality under development by Eontec at the time of purchase will enhance the Company's current offerings in the retail banking market. With the acquisition of Eontec, the Company expanded its solutions offering for banking to include branch teller and Internet banking systems, creating one of the first retail banking solutions that enables banks to increase branch profitability using an integrated suite of financial transactions, marketing, sales, service and business intelligence capabilities. The Company expects that its fully integrated solution will also offer a standards-based, service-oriented architecture to handle a wide range of customer interactions through multiple channels, including the branch, call center, Internet and ATM.

  In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations" ("SFAS 141"), the Company allocated the Initial Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Consideration does not include the contingent earnout amounts described above. The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents................................ $   2,507
   Accounts receivable and other current assets.............     3,169
   Property and equipment...................................       473
                                                                    88
                                                             ----------
        Total tangible assets...............................     6,237
                                                             ----------
Intangible assets:
   Identifiable intangibles.................................    17,300
   Acquired in-process research and development ("IPR&D")...     6,000
   Goodwill.................................................    53,686
                                                             ----------
        Total intangible assets.............................    76,986
                                                             ----------
Liabilities assumed:
   Accounts payable and accrued liabilities.................    (5,795)
   Deferred revenue.........................................    (1,827)
   Deferred tax liability...................................    (2,912)
                                                             ----------
        Total liabilities assumed...........................   (10,534)
                                                             ----------
        Net assets acquired................................. $  72,689
                                                             ==========

  The purchase price allocation is preliminary and a final determination of the purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost. The items pending completion by the Company include an analysis of (i) estimated involuntary termination and related costs and (ii) certain commitments under customer contracts assumed in connection with the acquisition. The Company expects to finalize these matters by the end of 2004.

  In performing this preliminary purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Eontec's products, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Eontec and the associated estimated useful lives are as follows (in thousands, except for years):

                                                                            Wtd. Avg.     Range of
                                                                              Life          Lives
Intangible assets:                                             Amount      (in Years)    (in Years)
------------------------------------------------------------ ----------    ----------   ------------
Acquired technology......................................... $  10,700      5.0 years        5 years
Customer relationships......................................     4,100      4.5 years   3 to 6 years
Customer contracts..........................................     2,500      3.5 years   1 to 5 years
                                                             ----------
        Total intangible assets............................. $  17,300
                                                             ==========

  In addition to the identifiable intangible assets in the above table, the Company also purchased certain technologies under development, primarily related to Eontec's internet banking and teller products. The Company estimated the fair value of this in-process research and development ("IPR&D") to be $6,000,000, which the Company has reflected in "purchased in-process product development" expense in the accompanying statement of operations. The Company estimates that the technologies under development relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, at the date of acquisition. The Company expects to incur up to an additional $2,500,000 to complete this development, with completion expected in late 2004 or early 2005.

  The Company determined the fair values of each of the above identifiable intangible assets and the IPR&D using the "income" valuation approach and discount rates ranging from 23% to 25%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows. Further, the Company also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

  The acquired technology and customer contract intangible assets are currently being amortized over their estimated useful lives using the straight-line method and the customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

  The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $53,686,000 was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually. This amount is not expected to be deductible for tax purposes. The operating results of Eontec have been included in the Company's consolidated financial statements from the date of acquisition.

  The following table presents unaudited summarized combined results of operations of the Company and Eontec, on a pro forma basis, as though the companies had been combined as of January 1, 2003. Because the acquisition was completed near the beginning of the second quarter of 2004, the pro forma information for this period would not differ materially from the historical results of the Company and therefore has not been included below. The following amounts are in thousands, except per share amounts:

                                             Three Months   Six Months Ended June 30,
                                                 Ended      --------------------------
                                             June 30, 2003      2003          2004
                                             -------------  -------------  -----------
Total revenues.............................. $    338,194   $    672,213   $  632,847
Net income.................................. $      8,640   $      8,539   $   32,537
Diluted net income per share................ $       0.02   $       0.02   $     0.06

  The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2003, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of Eontec.

  Acquisition of Ineto Services

  On January 29, 2004, the Company acquired all of the outstanding shares of Ineto Services, Inc. ("Ineto"), a provider of hosted call center services over the Internet, for a cash payment of $4,841,000. The Company has integrated Ineto's hosted telephony service, which the Company re-branded as Contact OnDemand, with its Siebel CRM OnDemand product offering. The Company expects the acquisition of Ineto to further accelerate its penetration of the hosted CRM market and expand customer choice in this market.

  The Company allocated the purchase price of $4,841,000 to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values as follows (in thousands):

Tangible assets:
   Cash and cash equivalents................................ $      20
   Accounts receivable and other current assets.............       507
   Property and equipment...................................        40
   Other assets, long-term..................................         5
                                                             ----------
        Total tangible assets...............................       572
                                                             ----------
Intangible assets:
   Acquired technology......................................       500
   Customer relationships...................................     1,250
   Non-compete agreements...................................       750
   Goodwill.................................................     3,842
                                                             ----------
        Total intangible assets.............................     6,342
                                                             ----------
Liabilities assumed:
   Accounts payable and accrued liabilities.................    (1,006)
   Deferred revenue.........................................       (23)
   Deferred tax liability...................................    (1,000)
   Other liabilities, long-term.............................       (44)
                                                             ----------
        Total liabilities assumed...........................    (2,073)
                                                             ----------
        Net assets acquired................................. $   4,841
                                                             ==========

  The customer relationship intangible assets are being amortized over a period of six years based on the estimated customer attrition rates, currently estimated based on Ineto's historical attrition rate of approximately 30% per year of the remaining acquired customers. The non-compete and acquired technology intangible assets are being amortized over their estimated lives of two and three years, respectively, using the straight-line method. In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.

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

  2003 Acquisitions

  Acquisition of UpShot Corporation

  On November 3, 2003, the Company acquired all of the outstanding shares of UpShot Corporation ("UpShot"), a leading provider of a hosted CRM service, for initial cash consideration of $55,984,000 (the "Initial Purchase Price"). The Company expects the acquisition of UpShot to accelerate its penetration of the hosted CRM market and expand customer choice in this market. Further, the Company believes the acquisition of UpShot will allow it to capitalize on the expertise of the UpShot management team in the hosted CRM market and their ability to develop new products using the Company's existing technology.

  In the event certain revenue, revenue-related and product delivery targets defined in the merger agreement are met during 2004, the Company could be required to pay up to an additional $9,750,000 to the former holders of UpShot common stock and an additional $9,750,000 to the former employees of UpShot who are employees of the Company at the time of payment. All amounts paid by the Company to the UpShot shareholders will be recorded as an increase to goodwill and amounts paid to the former employees of UpShot will be recorded as compensation expense when earned.

  In accordance with the purchase method of accounting prescribed by SFAS 141, the Company allocated the Initial Purchase Price to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values, as follows: (i) $3,199,000 to tangible assets, (ii) $6,700,000 to a "customer relationship" intangible asset, (iii) $1,200,000 to an "acquired technology" intangible asset and (iv) $13,502,000 to assumed liabilities. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $58,387,000 was assigned to goodwill.

  The acquired technology intangible asset is currently being amortized over a period of 14 months using the straight-line method and the customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated based on UpShot's historical attrition rate of approximately 30% per year of the remaining acquired customers. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not expected to be deductible for tax purposes.

  The following table presents unaudited summarized combined results of operations of the Company and UpShot, on a pro forma basis, as though the companies had been combined as of January 1, 2002. The operating results of UpShot have been included in the Company's consolidated financial statements from the date of acquisition and, accordingly, pro forma results for the three and six months ended June 30, 2004 have not been presented. The following amounts are in thousands, except per share amounts:

                                             Three Months    Six Months
                                                 Ended          Ended
                                             June 30, 2003  June 30, 2003
                                             -------------  -------------
Total revenues.............................. $    334,939   $    669,169
Net income.................................. $      7,646   $     10,132
Diluted net income per share................ $       0.01   $       0.02

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

  Goodwill

  The changes in the carrying amount of goodwill during the six months ended June 30, 2004 were as follows (in thousands):

  Balance as of December 31, 2003............. $  140,957
Purchase of Ineto...........................      3,842
Purchase of Eontec..........................     53,686
Foreign currency fluctuation and other......      1,568
                                             -----------
Balance as of June 30, 2004................. $  200,053
                                             ===========

  As required by SFAS 142, the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 annually on July 1 and more frequently upon the occurrence of certain events.

  Intangible Assets

  Intangible assets as of December 31, 2003 and June 30, 2004, along with the weighted average lives as of June 30, 2004, are as follows (in thousands, except years):

                                                                         Wtd. Avg.
                                             December 31,    June 30,      Life
                                                 2003          2004      (in Years)
                                             ------------  ------------  ----------
Gross assets:
   Acquired technology.....................  $     9,977   $    21,426        3.9
   Customer relationships..................        6,700        12,171        5.5
   Customer contracts......................           --         2,642        3.5
   Non-compete agreements..................           --           750        2.0
                                             ------------  ------------
      Intangible assets, gross.............       16,677        36,989
                                             ------------  ------------

Accumulated amortization:
   Acquired technology.....................       (5,549)       (8,091)
   Customer relationships..................         (342)       (1,695)
   Customer contracts......................           --          (203)
   Non-compete agreements..................           --          (156)
                                             ------------  ------------
      Total accumulated amortization.......       (5,891)      (10,145)
                                             ------------  ------------
        Intangible assets, net.............  $    10,786   $    26,844
                                             ============  ============

  The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete intangible assets are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of June 30, 2004 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                    Period
-----------------------------------------------
Six months ending December 31, 2004............ $    5,622
Year ending December 31, 2005..................      6,395
Year ending December 31, 2006..................      5,013
Year ending December 31, 2007..................      3,995
Year ending December 31, 2008..................      3,749
Year ending December 31, 2009, and thereafter..      2,070
                                                -----------
     Total..................................... $   26,844
                                                ===========

  Net Income per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                 --------------------  ---------------------
                                                                    2003      2004        2003       2004
                                                                 ---------- ---------  ----------  ---------
Shares used in basic net income per share computation..........    490,078   504,114     488,675    502,621
Effect of dilutive potential common shares resulting
   from stock options and common stock warrants................     36,498    37,376      35,796     41,287
Effect of dilutive potential common shares resulting
  from common stock subject to repurchase......................        150        53         155         64
                                                                 ---------- ---------  ----------  ---------
Shares used in diluted net income per share computation........    526,726   541,543     524,626    543,972
                                                                 ========== =========  ==========  =========

  The dilutive impact of the Company's stock options is calculated using the treasury stock method, based on the average share price of the Company's common stock. The average share prices of the Company's common stock during the three and six months ended June 30, 2003 were $9.35 and $8.97 per share, respectively. The average share prices of the Company's common stock during the three and six months ended June 30, 2004 were $10.93 and $12.08 per share, respectively. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                 --------------------  ---------------------
                                                                    2003      2004        2003       2004
                                                                 ---------- ---------  ----------  ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period............................................     81,053    63,553      81,646     61,541
Weighted average shares issuable upon conversion of the
  convertible subordinated debentures..........................     12,867        --      12,867         --
                                                                 ---------- ---------  ----------  ---------
Total common stock equivalents excluded from diluted net
  income per share computation.................................     93,920    63,553      94,513     61,541
                                                                 ========== =========  ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $22.15 and $22.06 per share during the three and six months ended June 30, 2003, respectively, compared to weighted average exercise prices of $21.88 and $22.22 per share during the three and six months ended June 30, 2004, respectively. The Company redeemed its $300,000,000 convertible subordinated debentures (the "Debentures") on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore are not potentially dilutive as of June 30, 2004.

  Restricted Stock Units

  On May 5, 2004, the Company amended its 1996 Equity Incentive Plan and its 1998 Equity Incentive Plan (collectively, the "Plans") to allow the Company to issue restricted stock units ("RSUs"). RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. On May 5, 2004, the Company granted to its Chief Executive Officer, J. Michael Lawrie, an RSU for 350,000 shares of its common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment.

  The Company recorded $3,734,000 of deferred compensation in connection with the issuance of this RSU during the second quarter of 2004, which the Company is amortizing on a straight-line basis over the vesting period. The Company has reflected an aggregate of $1,778,000 of compensation expense associated with this RSU in the accompanying unaudited statement of operations during the three and six months ended June 30, 2004.

  Segment and Geographic Information

  The Company is principally engaged in the design, development, marketing and support of Siebel eBusiness Applications, its family of industry-specific business software applications. Substantially all revenues result from the license of the Company's customer relationship management ("CRM") software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

  The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for the three and six months ended June 30, 2003 and 2004 (in thousands):

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------  ---------------------
                                               2003        2004        2003       2004
                                            ----------- ----------  ---------- ----------
United States.............................  $  199,516  $ 186,417   $ 393,383  $ 383,191
Europe....................................     100,190     91,840     205,711    193,104
Asia Pacific..............................      22,893     15,912      42,777     40,797
Canada and Latin America..................      10,700      6,890      24,183     13,254
                                            ----------- ----------  ---------- ----------
                                            $  333,299  $ 301,059   $ 666,054  $ 630,346
                                            =========== ==========  ========== ==========

  International software license revenues for the three and six months ended June 30, 2003 were $49,823,000 and $106,875,000, respectively, representing 45% and 48% of software license revenues, respectively. International software license revenues for the three and six months ended June 30, 2004 were $34,539,000 and $91,762,000, respectively, representing 36% and 41% of software license revenues, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  The following is a summary of the Company's software license revenues, by CRM product, for the three and six months ended June 30, 2003 and 2004 (in thousands):

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
   Sales, marketing and service automation..  $   87,162  $  64,054   $ 174,671  $ 159,766
   Analytics................................      15,250     23,442      28,750     48,710
   Employee relationship management.........       3,251      1,289      12,203      3,585
   UAN and business integration.............       4,231      6,044       6,362      9,567
                                              ----------- ----------  ---------- ----------
        Total...............................  $  109,894  $  94,829   $ 221,986  $ 221,628
                                              =========== ==========  ========== ==========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three and six months ended June 30, 2003, software license revenues from Enterprise Licenses were $9,461,000 and $24,827,000, respectively. During the three and six months ended June 30, 2004, software license revenues from Enterprise Licenses were $13,972,000 and $37,037,000, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

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

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three and six months ended June 30, 2003 and 2004 (in thousands):

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
  Maintenance...............................  $  113,271  $ 114,414   $ 221,793  $ 229,291
  Professional services and other...........     110,134     91,816     222,275    179,427
                                              ----------- ----------  ---------- ----------
      Total.................................  $  223,405  $ 206,230   $ 444,068  $ 408,718
                                              =========== ==========  ========== ==========

  No single customer accounted for 10% or more of total revenues during the three and six months ended June 30, 2003 and 2004.

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

Executive Summary

Our consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including (i) a brief discussion of our business and products, (ii) key factors that impacted our performance in the first half of 2004, (iii) a summary of our operating results and certain key financial metrics for the first half of 2004, and (iv) our outlook for the third quarter of 2004, including certain risks that may impact our operations. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section below entitled "Risk Factors," and our consolidated financial statements, which are included in Item 1 of this quarterly report.

Overview of Our Business and Products

We are a leading provider of business applications software for the customer relationship management, or CRM, market. Substantially all of our revenues are derived directly or indirectly from perpetual licenses of our software products. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, customer support and/or professional services (e.g., training or implementation services). Payment terms for our customer arrangements are negotiated with the individual customer and determined based on a variety of factors, including the customer's credit standing and our history with the customer.

Our CRM applications enable an organization to better manage its relationships with its customers, partners and employees. A substantial portion of our software license revenue is derived from our sales, marketing and service automation solutions, which provide organizations with an integrated approach to identifying, acquiring and retaining customers. For example, these applications (i) provide sales organizations with a comprehensive view into the sales pipeline, enabling sales professionals to identify specific actions that will help them better manage opportunities to rapid closure; (ii) assist marketing organizations to increase campaign response rates and reduce customer-acquisition costs; and (iii) assist service organizations to reduce response times with customers, improving customer satisfaction.

We also provide CRM software solutions that help organizations better analyze corporate and customer data, lower the cost of integrating software applications and manage their employee relationships. Specifically, our business intelligence (otherwise known as analytics) and integration software applications help organizations to more fully leverage the value of their corporate information. In addition, our analytics applications assist organizations in analyzing large volumes of corporate data quickly and easily, while our integration applications allow organizations to share data and processes among different software applications. Our employee relationship management applications enable an organization to increase employee and organizational performance and improve employee satisfaction by aligning employee performance with corporate objectives and providing employees with the information resources they need to be successful.

In addition to licensing our CRM applications on a per-user basis, we introduced Siebel CRM OnDemand in the fourth quarter of 2003. Siebel CRM OnDemand is a hosted software solution that provides CRM functionality over the Internet. We provide Siebel CRM OnDemand to our customers for a monthly per-user subscription fee, with a typical contractual period of one year. Siebel CRM OnDemand allows our customers to implement CRM software solutions quickly, easily and cost effectively. Siebel CRM OnDemand integrates with our on-premise licensed suite of products, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

Our Global Services Organization, which is comprised of our professional services and technical support organizations, provides (i) implementation services (i.e., assistance with the integration of our software with the customers' other software and hardware applications), (ii) training services for our customers regarding how to use our software, and (iii) customer support services, otherwise known as maintenance, which include technical support for the related software products and future product updates.

Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and, accordingly, our professional services revenues vary directly with the levels of software license revenue generated in the preceding three- to nine-month period. Substantially all of our professional service arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license for a period of one year and is renewable at the option of the customer on an annual basis thereafter. Our maintenance revenues depend upon both our ability to generate additional software license revenue and annual renewals of maintenance agreements by our existing customer base.

Internal Controls and Corporate Governance

We consider our internal controls over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal controls. Further, we have formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, which helps ensure our internal controls over financial reporting are complete, accurate and appropriately documented. As of June 30, 2004, our Internal Controls Committee and internal audit department have completed their review and testing of many of the individual processes that make up our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and we believe that we are on schedule to complete the review of the remaining processes by the end of the year. Based on the testing performed to date, we believe that our internal controls are functioning as designed and provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States. With the work we have completed to date and planned, we believe that we are well-positioned for our independent auditors to issue their audit report on our internal controls at the end of 2004.

In addition to maintaining robust internal controls, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal controls. Further, our Disclosure Committee, comprised primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is comprised solely of independent members of our Board of Directors. Please refer to the section entitled "Item 10. Directors and Executive Officers of the Registrant" of our Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of our policies regarding corporate governance and our code of conduct.

Operating Environment during the Three and Six Months Ended June 30, 2004

From the first quarter of 2001 to the third quarter of 2003, macro-economic conditions have generally either deteriorated or stabilized at depressed levels, with the information technology industry in which we operate disproportionately impacted. Beginning in the latter part of 2003, many key economic indicators, such as the U.S. gross domestic product, or GDP, and certain labor statistics, began to show signs of strengthening. Many of these same economic indicators continued to show signs of strengthening, albeit at slower growth rates, in the first half of 2004. Capital spending—and more specifically information technology spending—also showed moderate strengthening in the first half of 2004. Spending on information technology, however, appears to continue to lag the overall improvement in macro-economic indicators and, in fact, may have declined in the second quarter of 2004. For example, based on a recent survey by the Institute of Supply Management, capital spending is up over 10% year to date in 2004, yet it dropped for two consecutive months during the second quarter of 2004 (i.e., May and June).

We experienced a similar trend within our operations in the first half of 2004, with growth in the first quarter and declines in the second quarter. Despite recent improvements in macro-economic conditions, we believe many of our customers remain cautious in completing their software purchases. We attribute much of our customers' cautiousness to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment (i.e., continued concerns regarding future terrorist attacks and geopolitical conflicts). Further, we have recently experienced an increase in the number of approvals required by our customers prior to their execution of a software license and service agreement, possibly due to our customers' efforts regarding the Sarbanes-Oxley Act of 2002. Both of these factors have led to a lengthening of our sales cycle. For example, our sales cycle increased sequentially in the second quarter compared to that of the first quarter of 2004. Accordingly, the length of our sales cycle exceeded the length we previously anticipated, notwithstanding the recent improvements in the economy discussed above.

In addition to the lengthening of our sales cycle, many of our customers and potential customers continue to restrict their software procurement to well-defined current needs. Accordingly, the number of our larger software transactions (i.e., transactions greater than $1 million) and our average transaction size were both negatively impacted in the second quarter of 2004. We believe the reduction in transaction size primarily results from our customers' cost control initiatives. We believe this trend has also impacted the broader technology and software sectors, as a number of companies in these sectors did not meet their expectations for the second quarter of 2004. Despite these trends in our operating environment, we also recognize that our performance did not meet our previously established guidance due in part to slower than expected closure rates and our execution against our goals. Accordingly, we are actively working to improve our execution and overall operating performance, as discussed further below under the section entitled "Focus on Future Improvement in Our Operating Performance."

Summary of Our Operating Results for 2004 and Certain Key Financial Metrics

Despite the setback in our quest to return software license and total revenues to sequential and year-over-year growth, we continued to improve many of our other key operating metrics during the three and six months ended June 30, 2004. The following is a brief summary of our key financial metrics and operating results for the three and six months ended June 30, 2003 and 2004 (in thousands, except EPS, percentages and DSO):

                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       ---------------------------   -------------------------
                                                           2003           2004           2003         2004
                                                       ------------   ------------   -----------  ------------
  Revenues:
   Software license.................................   $   109,894    $    94,829    $  221,986   $   221,628
   Maintenance......................................       113,271        114,414       221,793       229,291
   Professional services and other..................       110,134         91,816       222,275       179,427
                                                       ------------   ------------   -----------  ------------
        Total revenues..............................   $   333,299    $   301,059    $  666,054   $   630,346
                                                       ============   ============   ===========  ============
   Annualized total revenue per employee............   $       233    $       249    $      230   $       259
                                                       ============   ============   ===========  ============

  Other key operating statistics:
   Total costs and expenses.........................   $   328,208    $   297,030    $  664,250   $   588,615
   Operating income.................................   $     5,091    $     4,029    $    1,804   $    41,731
   Operating margin.................................             2%             1%           --%            7%
   Earnings per share, diluted ("EPS")..............   $      0.02    $      0.02    $     0.03   $      0.07
   Cash flows from operations.......................   $    52,900    $    85,564    $  115,711   $   175,363

                                                       December 31,     March 31,      June 30,
                                                           2003           2004           2004
                                                       ------------    ------------   -----------
  Balance sheet statistics:
   Cash and short-term investments..................   $ 2,023,206     $ 2,132,927    $ 2,120,565
   Deferred revenue.................................   $   282,217     $   311,375    $   314,474
   Days sales outstanding ("DSO")...................            64              63             60
   Working capital..................................   $ 1,708,898     $ 1,788,076    $ 1,738,287
   Total stockholders' equity.......................   $ 2,050,226     $ 2,112,214    $ 2,121,151

  Software license revenues decreased by 14% from $109.9 million for the three months ended June 30, 2003 to $94.8 million for the three months ended June 30, 2004, primarily due to unexpected delays in purchasing decisions by certain prospects and customers near the end of the quarter. Most of these transactions remain active opportunities. In addition, we recognize that our performance did not meet our previously established guidance. Accordingly, we are focused on improving our revenue generation capability, including building and managing a strong pipeline necessary to drive revenue growth.

  Software license revenues for the six months ended June 30, 2004 were comparable with levels for the six months ended June 30, 2003, with revenues of $222.0 million and $221.6 million for the six months ended June 30, 2003 and 2004, respectively. Software revenues remained comparable primarily because our relatively stronger performance in the first quarter of 2004 offset our performance in the second quarter of 2004.

  Maintenance revenues increased by 1% from $113.3 million for the three months ended June 30, 2003 to $114.4 million for the three months ended June 30, 2004, and increased by 3% from $221.8 million for the six months ended June 30, 2003 to $229.3 million for the six months ended June 30, 2004. Maintenance revenues have increased modestly primarily due to stable renewal rates among our existing customer base and maintenance agreements entered into in connection with new software licenses.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, decreased by 17% from $110.1 million for the three months ended June 30, 2003 to $91.8 million for the three months ended June 30, 2004, and decreased by 19% from $222.3 million for the six months ended June 30, 2003 to $179.4 million for the six months ended June 30, 2004. Trends in our professional services and other revenues generally follow trends in our software license revenues by a comparable three- to nine-month period because these services are generally initiated and performed over a similar period subsequent to the signing of the software license.

  Specifically, we believe that trends in our implementation and training service revenues will generally correlate with trends in our software license revenues for the trailing nine month period prior to the start of each quarter. Accordingly, we believe a majority of the year-over-year declines in our professional services and other revenues are due to previous declines in our software license revenues. For example, software license revenues for the trailing nine months ended December 31, 2003, which we believe would be a reasonable indicator, albeit not a perfect indicator, of our professional services and other revenues for the six months ended June 30, 2004, declined on year-over-year basis by 19%. As indicated above, our professional services and other revenues also declined by 19% on a year-over-year basis during the six months ended June 30, 2004.

  Annualized total revenue per employee increased from $233,000 and $230,000 per employee during the three and six months ended June 30, 2003, respectively, to $249,000 and $259,000 per employee during the three and six months ended June 30, 2004, respectively. The increases in each of these periods were primarily due to reductions in our employee base in connection with the 2003 Restructuring and our ongoing attention to our cost structure. As we improve the performance of our worldwide sales organization, we anticipate that our annualized total revenue per employee will also improve.

  Our 2003 Restructuring and cost control initiatives reduced total expenses by approximately $35.9 million, or 11%, and approximately $81.0 million, or 12%, during the three and six months ended June 30, 2004, respectively, as compared to the respective periods in 2003. Partially offsetting these cost savings were increases in expenses from (i) legal and professional fees of $1.7 million and $3.7 million, respectively and (ii) compensation expense due to merit increases.

  Operating income was $5.1 million, with an operating margin of 1.5%, during the second quarter of 2003 compared to $4.0 million, with an operating margin of 1.3%, during the second quarter of 2004. Operating income increased from $1.8 million, with an operating margin of 0.3%, during the six months ended June 30, 2003 to $41.7 million, with an operating margin of 6.6%, during the six months ended June 30, 2004. Operating income for the three and six months ended June 30, 2004 includes a $6.0 million charge related to purchased in-process product development obtained in our acquisition of Eontec Limited ("Eontec") on April 20, 2004. Despite declines in our total revenues, we were able to maintain our operating margin on a year-over-year basis during the second quarter of 2004, and improve our operating margin on a year-over-year basis for the year-to-date period in 2004, primarily due to the reduction in quarterly expenses that resulted from the 2003 Restructuring and our ongoing attention to our cost structure.

  Cash and short-term investments increased by $97.4 million, or 5%, from $2,023.2 million as of December 31, 2003 to $2,120.6 million as of June 30, 2004, representing approximately 71% and 73% of total assets for each of these respective periods. The increase in cash and short-term investments was primarily due to our continued positive cash flows from operations ($175.4 million for the first half of 2004), partially offset by acquisition-related expenditures of $74.9 million (primarily related to our acquisition of Eontec on April 20, 2004).

  Accounts receivable—Days sales outstanding ("DSO") decreased from 64 days as of December 31, 2003 to 60 days as of June 30, 2004, primarily due to continued strong collections.

  Deferred revenues increased by $32.3 million, or 11%, from $282.2 million as of December 31, 2003 to $314.5 million as of June 30, 2004, primarily due to stable renewal rates among our existing customer base and new maintenance agreements entered into in connection with software licenses.

  Working capital increased from $1,708.9 million as of December 31, 2003 to $1,738.3 million as of June 30, 2004. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further technology development and, when prudent, to selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $2,050.2 million as of December 31, 2003 to $2,121.2 million as of June 30, 2004, primarily due to our positive net earnings for the six months ended June 30, 2004, which increased retained earnings, and proceeds from the exercise of stock options.

  Stock option overhang, which represents the number of stock options outstanding relative to the number of shares of common stock outstanding, continued to decrease in the first six months of 2004 from 29% as of December 31, 2003 to 27% as of June 30, 2004. The decrease was due primarily to forfeitures of stock options by employees upon termination, coupled with reduced levels of new stock option grants.

Focus on Future Improvement in Our Operating Performance

Our goals begin and end with our recognition that we run our business for the benefit of our stockholders. We acknowledge that we did not perform as well as we had expected in the second quarter of 2004, and we are committed to improving both our financial performance and our return to stockholders. We have been reviewing and continue to review our business thoroughly and are prepared to take actions to improve our performance and capabilities, with our primary focus in the following three areas: (i) revenue generation, (ii) financial structure, and (iii) leadership.

Revenue Generation

We are focused on improving our revenue generation capability, including building and managing as strong a pipeline as necessary to achieve revenue growth. We have taken steps to improve our efficiency and effectiveness in managing our pipeline, not just for the third and fourth quarters of 2004, but to provide for strong pipeline development for future quarters as well, thereby improving the visibility and predictability of our business across all geographies, products and customer verticals, and over time. We also are focused on the following areas, among others, that we believe will enable the growth of our revenues:

  Small and medium-sized business initiative - We believe that the small and medium-sized business ("SMB") market presents a significant opportunity for us. We intend to invest further in this market opportunity to drive our top-line revenue growth.

  Our plan to capitalize on this opportunity involves realigning our current OnDemand organization to allow for greater penetration in the SMB market. At the same time, we intend to augment and refocus our enterprise offering for this market, including adding new sales specialists and reassigning certain existing resources to be dedicated exclusively to this opportunity. We believe this structure will allow us to serve our customers with greater efficiency and to increase our value to our customers by providing them with a suite of products and services tailored to their specific business needs.

  Accelerate new growth initiatives - In addition to our SMB and OnDemand initiative discussed above, we have and will continue to invest in key growth areas. The following is a brief discussion of these growth areas:

  New markets - We have and will continue to leverage our leadership in a particular market to enter new and related markets. For example, with the acquisition of Eontec on April 20, 2004, we believe we were able to leverage our leadership in an established market—financial services—to enter a large, growing vertical market opportunity in retail banking and branch transformation. We will continue to selectively evaluate acquisition opportunities to supplement and complement our internal product and market development initiatives.

  Analytics - Analytics has continued to be one of our most important product offerings and a growth driver for us, and is important both as a complement to our core sales, marketing and service offerings as well as a broader business intelligence platform. We will continue to make investments in this product offering and in our related sales, marketing and service capabilities, including increased allocation of personnel and other resources.

  Universal Application Network, or UAN - As one of our newest offerings, UAN continues to be well received by our existing and new customers. UAN represents an important opportunity to capitalize on an increasing demand for better integration and utilization of existing and new systems.

  Global Services Organization - We believe our services business has stabilized and is poised for growth. We expect to continue to introduce new services that complement our software offerings and are designed to accelerate and magnify the business value achieved by our customers from using our software. At the same time, we plan to redeploy and add resources to ensure we address these opportunities while maintaining our utilization and margins. We are also evaluating ways to add to our recurring revenue businesses by evaluating and investing, where appropriate, in other outsourced services and recurring revenue offerings originated in-house or delivered with partners.

  Better aligning our selling model - We believe we can better align our selling model to capture even greater revenue opportunities. Specifically, we believe that our revenue opportunities can be segmented into those greater than $1 million and those less than $1 million, which are greater in number. These smaller opportunities include expansion of existing deployments of our software, additional modules of our software, and new customer engagements.

  In order to better address both the greater than $1 million and smaller opportunities, we intend to increase our investments and talent levels to enable us to capture the revenue opportunities from large deployments of our software, which is particularly important with our recent shipment of Siebel 7.7, our most advanced product to date. In addition, we will be investing in building selling capabilities that allow us to identify and respond to smaller transactions, which we believe represent significant revenue opportunities for us.

  Investing in critical customer facing positions - We are adding and redeploying resources to critical customer facing, revenue-driving field sales, field services and vertical market focused organizations. We also intend to add and redeploy resources to product development initiatives in support of our critical customer requirements. We will continue to take the necessary steps to increase the scope and size of our worldwide sales pipeline.

Financial Structure

We continue to examine our financial structure in order to maximize profitability and returns for stockholders. Specifically, we are evaluating where we deploy our resources to ensure that these resources are deployed effectively and in a manner designed to reduce our costs. We are in the process of identifying measures that we believe will allow us to obtain significant cost reductions from the second quarter of 2004 (up to $15.0 million) and thereby allow us to improve our profitability and redeploy resources to higher growth areas. Some of these measures include:

  continuing to reduce discretionary spending including, for example, travel and entertainment;

  further consolidating our facilities, further driving down future facilities and related expenses;

  further limiting and closely monitoring net capital expenditures, which total only $5.1 million year-to-date in 2004 against year-to-date depreciation of $50.4 million in 2004;

  further streamlining our information technology spending;

  further utilizing outsourced services where appropriate and cost effective; and

  redeploying or, if appropriate, eliminating duplicative activities, extraneous layers of management or unproductive resources.

While we continue to evaluate and streamline our operations, particularly in non-revenue generating areas, we intend to continue to selectively invest in product development and customer facing field sales and service capabilities world-wide.

Leadership

We intend to improve our overall leadership capability to ensure that we have the right team in place to capture the market opportunities. We are in the process of adding additional senior leadership talent in critical customer facing areas such as global vertical industry initiatives and professional services. To that end, we have recently appointed Mr. Bruce Cleveland as Senior Vice President and General Manger of our newly formed OnDemand/SMB unit and Ms. Eileen McPartland as Senior Vice President, Global Services. Mr. Cleveland has over 22 years in the high-tech industry, including senior technical and marketing management positions at AT&T and Oracle, and served with us in various management positions, including Senior Vice President, Marketing from 1996 to 2002. Ms. McPartland has over 20 years in various professional services leadership roles, including positions with Ariba, Accenture and SAP. We have also hired an executive in our manufacturing and automotive product vertical. We intend to continue to expand our leadership capabilities throughout our organization.

Summary

In summary, despite the decline in our revenue in the second quarter of 2004, we believe that demand for our products and services remains strong. Our management team is focused on investing to drive revenues from the opportunities we identified above and in helping our customers realize value from their investments in our products and services. We will make our investments in revenue driving initiatives in a fiscally prudent manner and will re-examine our cost structure for additional savings to ensure that we continue to drive improvements in profitability. We will continue to add to our leadership team to ensure that we can successfully capture the opportunities ahead.

While there have been gaps in our execution, we are working to fill these gaps quickly. We believe the above actions are necessary and sufficient to return our operations to growth, to improve financial performance and profitability, and ultimately to drive stockholder value and return.

Outlook

Our outlook is based solely on our current expectations, which are based, in part, on our review of our current sales pipeline, recent surveys among information technology executives, and current economic indicators. We are cautiously optimistic that our operating results may improve on a sequential quarterly basis in the second half of 2004. For the third quarter of 2004, we currently anticipate that our total revenues will be between $295 million and $330 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues—between $90 million and $115 million;

  maintenance revenues—between $113 million and $119 million; and

  professional services and other revenues—between $90 million and $104 million.

Our expectations regarding our revenues may be negatively impacted by many factors, including (i) a deterioration in global economic conditions and/or information technology spending; (ii) a continued lengthening of our sales cycle and/or reduction in our sales pipeline; (iii) additional terrorist attacks or threats of terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) corporate and consumer confidence in the economy; (vi) continued intense competition, including new technological innovations within our industry; (vii) the uncertainty in the application software industry and resulting reductions in capital expenditures; (viii) the loss of key employees and attrition in general; and (ix) other factors including those described under "Risk Factors" below.

Prior to any restructuring-related charges that we may incur related to our re-evaluation of our financial structure discussed above, we expect "total costs and expenses" to decrease in the third quarter of 2004 from the levels incurred in the second quarter of 2004 by up to $15.0 million, primarily due to continued cost savings from the 2003 Restructuring, additional cost savings from the cost control initiatives described previously and additional reductions in depreciation expense. We expect increases in expenses that vary directly with revenue levels, such as "cost of revenues" and commissions, will partially offset these cost savings. Based on our expectations of increased revenue levels and modest declines in total costs and expenses, we currently expect operating income and margin for the third quarter of 2004 to increase from levels achieved in the second quarter of 2004. Our expectations regarding operating income are prior to any restructuring-related charges and depend on our ability to return our software license and professional services revenues to sequential quarterly growth.

Uncertainty with respect to the timing and amount of our future revenues could significantly impact the above expectations and our future operations. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline, which may adversely and materially affect our business, financial condition or results of operations.

As discussed in more detail above, we are taking steps to improve our financial performance, including re-evaluating our current expenditure levels. We have identified several areas where we believe we may more efficiently invest our resources and, accordingly, we may further restructure operations in the second half of 2004, including selective reductions of certain non-revenue generating personnel and further consolidation of our facilities. We have not yet completed this analysis and, accordingly, we have not yet determined the total restructuring charge associated with these restructuring efforts. We do not, however, expect that the charge associated with these restructuring efforts will exceed $15.0 million.

We expect other income, net to remain comparable in the third quarter of 2004 to levels obtained in the second quarter of 2004.

We currently expect our effective tax rate for the third quarter of 2004 to be approximately 37%. The estimated effective tax rate is based on current tax law and our expected annual income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets. Further, our projected effective income tax rate for the remainder of 2004 does not take into account a new election that is available under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions of tax deductions attributable to employee stock option compensation. We have not yet determined the impact that this election would have on our effective tax rate and operating results.

As discussed in Note 3 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2002 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2003 and 2004

Revenues

Our total revenues decreased from $333.3 million and $666.1 million during the three and six months ended June 30, 2003, respectively, to $301.1 million and $630.3 million during the three and six months ended June 30, 2004, respectively, representing year-over-year declines of 10% and 5%, respectively. Our total revenues decreased during the second quarter of 2004 from the second quarter of 2003 due to a $15.1 million decrease in our software license revenues and a $17.2 million decrease in our professional services and other revenues. The declines in our total revenues for the year-to-date period were primarily due to decreases within our professional services and other revenues, as software license revenues remained at comparable levels.

Our performance during the first half of 2004, particularly our performance during the second quarter of 2004, was not acceptable to us and did not meet our previously established guidance. As discussed in more detail under the above section entitled "Focus on Future Improvement in Our Operating Performance," we are taking steps to improve our performance, including actively working to improve our revenue generation capability. We are cautiously optimistic that we will be able to realize the benefits of these efforts both in the short-term (e.g., sequential growth in total revenues) and, more importantly, in the long-term (e.g., increasing rates of growth both on a sequential and year-over-year basis).

In order to provide a better understanding of the year-over-year changes and underlying trends in our revenues, we have provided the following discussion of each of the individual components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                         Three Months Ended June 30,                Six Months Ended June 30,
                                  ----------------------------------------  -----------------------------------------
                                     2003       2004       Change     %        2003       2004       Change      %
                                  ---------  ----------  ---------- ------  ---------- ----------  ---------- -------
Software license revenues........ $109,894    $ 94,829   $ (15,065)  (14)%   $221,986   $221,628    $   (358)     --%
Percentage of total revenues.....       33%         32%                            33%        35%

Software license revenues decreased by $15.1 million, or 14%, from the three months ended June 30, 2003 to the three months ended June 30, 2004, primarily due to unexpected delays in purchasing decisions by certain prospects and customers near the end of the second quarter as described further below. Most of these transactions remain active opportunities for us going forward. Software license revenues for the six months ended June 30, 2004 were comparable with levels for the six months ended June 30, 2003, primarily due to our relatively stronger performance in the first quarter of 2004, which offset our performance in the second quarter of 2004.

The year-over-year decrease in our software license revenues during the second quarter of 2004 related primarily to the underperformance of our sales, marketing and service automation product lines, which declined 27% from the respective period in the prior year. Partially offsetting this decline were year-over-year increases in our newest product lines, analytics and business integration applications, which increased by 54% and 43%, respectively. Software license revenues remained comparable during the six months ended June 30, 2004 versus the respective period in 2003, primarily due to year-over-year increases in our analytics and business integration applications product lines of 69% and 50%, respectively, which offset declines in our employee relationship management and sales, marketing and service automation product lines of 71% and 9%, respectively. The following is a summary of our software license revenues by CRM product for the three and six months ended June 30, 2003 and 2004 (in thousands):

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
   Sales, marketing and service automation..  $   87,162  $  64,054   $ 174,671  $ 159,766
   Analytics................................      15,250     23,442      28,750     48,710
   Employee relationship management.........       3,251      1,289      12,203      3,585
   UAN and business integration.............       4,231      6,044       6,362      9,567
                                              ----------- ----------  ---------- ----------
        Total...............................  $  109,894  $  94,829   $ 221,986  $ 221,628
                                              =========== ==========  ========== ==========

We believe the primary challenges we faced in the second quarter of 2004—challenges that we are addressing—include (i) the continued cautiousness on the part of our prospects and customers in setting and executing on their capital spending budgets, (ii) a lengthening of our customers' evaluation and approval time to complete a software purchase, (iii) further reductions of the size of orders by our customers, and (iv) intense competitive dynamics in the CRM application market.

We attribute much of our customers' cautiousness to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment in which we operate (e.g., continued concerns regarding future terrorist attacks and geopolitical conflicts). Further, we have recently experienced an increase in the number of approvals required by our customers prior to their execution of a software license agreement, possibly due to their efforts regarding the Sarbanes-Oxley Act of 2002. Both of these factors have led to a lengthening of our sales cycle. For example, our average sales cycle increased sequentially in the second quarter compared to that of the first quarter of 2004.

In addition to the lengthening of our sales cycle, many of our customers and potential customers continue to restrict their software procurement to well-defined current needs. For example, fewer of our customers are purchasing software for all divisions/segment of their enterprise, but instead are focusing their current purchasing decisions on a particular division or segment of their business, with the CRM needs of the remaining segments to be addressed at some point in the future. Accordingly, not only are our sales cycles lengthening, but the number of individual sales cycles is increasing (i.e., what has historically been a single multi-million dollar transaction has now become a series of smaller transactions, each with its own sales cycle). As a result, both our larger software transactions (i.e., transactions greater than $1 million) and our average transaction size declined in the second quarter of 2004. We attribute these declines primarily to our customers' cost control initiatives.

While we continue to see an increase in the competitive dynamics in the CRM application market, we believe the increased competition has had only a modest impact on our sales pipeline. For example, while competition within the CRM industry has intensified, based on our review of market share data among the top four software vendors in the CRM marketplace, we believe that we have maintained our market share at levels comparable to our historical levels in the majority of the product categories in which we operate. Accordingly, we believe that we continue to be a technology leader in the CRM applications' market.

Because our software license revenues are recognized in close proximity to the license of our software and because our professional services and maintenance revenues are recognized as the services are performed (typically three to nine months for professional services and 12 months for maintenance after the licensing of our software), the above factors impacted our software license revenues sooner and to a greater extent than they impacted our professional services and other revenues. Accordingly, our software license revenues as a percentage of total revenues declined on a year-over-year basis in the second quarter of 2004 from 33% in second quarter of 2003 to 32% in second quarter of 2004. Due to our relatively stronger performance in the first quarter of 2004, software license revenues as a percentage of total revenues increased on a year-over-year basis during the six months ended June 30, 2004 from 33% in the 2003 period to 35% in the 2004 period.

To provide further insight into current trends within our software license revenues, we have included the following summary of certain key operating metrics that we use to track our software license revenues:

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                  June 30,
                                                             ------------------------  ----------------------
Other key software license metrics:                             2003         2004         2003        2004
----------------------------------------------------------   -----------  -----------  ----------  ----------
Transactions equal to or greater than $5 million..........            2            3           4           6
Transactions between $1 million and $5 million............           25           12          57          38
Total number of transactions..............................          319          299         716         605
Average transaction size (in thousands)...................   $      344   $      317   $     310   $     366

We believe the declines in these metrics occurred primarily for the reasons discussed above. Despite the decreases in the majority of these metrics, our customers continue to increase the deployment of previous purchases of our software, which is evidenced by the increase in the number of deployed users from approximately 2.2 million as of December 31, 2003 to approximately 2.6 million as of June 30, 2004. In addition, we believe our leadership position in the CRM application market and our corresponding customer base provide us with a solid foundation to improve our performance. Further, we continue to build on this customer base—software license revenues from new customers or new projects at existing customers increased to approximately 60% of total software license revenues during both the three and six months ended June 30, 2004, compared to a range of 50% to 55% during each of the last three years. We believe increases in our customer base may provide increased future sales opportunities when and if corporate capital expenditures return to normalized levels.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 45% and 48% of software license revenues during the three and six months ended June 30, 2003, respectively, and 36% and 41% during the three and six months ended June 30, 2004, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

Professional Services, Maintenance and Other

Professional services, maintenance and other revenues are primarily comprised of implementation services and training services (i.e., professional services) and technical support and product updates (i.e., maintenance). Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and depend in large part upon our software license revenues in the immediate preceding periods. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed.

Our maintenance revenues depend upon both our software license revenues and renewals of maintenance agreements by our existing customer base. Our customers typically pre-pay maintenance for the first year in connection with a new software license and may renew on an annual basis thereafter. We reflect the prepayment of the maintenance contract in deferred revenue and recognize the revenue ratably over the term of the maintenance contract based on the number of days the contract is outstanding in each period.

Also included in professional services, maintenance and other revenues for the three and six months ended June 30, 2004 is revenue from our newest service offering, Siebel CRM OnDemand, which we introduced in the fourth quarter of 2003. Our customers typically pre-pay for this subscription service, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding in each period. While the revenues derived from Siebel CRM OnDemand were not significant for the three and six months ended June 30, 2004, we believe that Siebel CRM OnDemand represents a significant growth opportunity for us. For example, revenues from Siebel CRM OnDemand continued to show significant growth during the second quarter of 2004, with sequential quarterly growth of over 30% from the first quarter of 2004. In addition, the average number of users per transaction has more than doubled from the number in the first quarter of 2004. We intend to continue to devote an increasing amount of our resources to this important service offering.

Professional services, maintenance and other revenues decreased in aggregate by $17.2 million, or 8%, from $223.4 million for the three months ended June 30, 2003 to $206.2 million for the three months ended June 30, 2004, and decreased by $35.4 million, or 8%, from $444.1 million for the six months ended June 30, 2003 to $408.7 million for the six months ended June 30, 2004. This decrease was primarily due to a decline in revenues derived from our implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance.

In order to better understand the changes within our professional services, maintenance and other revenues, we have provided the following table, which sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                        Three Months Ended June 30,                Six Months Ended June 30,
                                  -----------------------------------------  -----------------------------------------
                                    2003        2004        Change     %        2003       2004       Change      %
                                  ---------   ---------   ---------- ------  ---------- ----------  ---------- -------
Maintenance:
Absolute dollars................. $113,271    $114,414    $   1,143      1%  $221,793   $229,291    $   7,498      3%
Percentage of total revenues.....       34%         38%                            33%        36%

Professional services and other:
Absolute dollars................. $110,134    $ 91,816    $ (18,318)  (17)%  $222,275   $179,427    $ (42,848)  (19)%
Percentage of total revenues.....       33%         30%                            34%        29%

Our maintenance revenues, both in absolute dollars and as a percentage of total revenues, increased during the three and six months ended June 30, 2004 from the respective periods in 2003 primarily due to (i) stable renewal rates among our existing customer base, which were nearly 90% in the first half of 2004, and (ii) new maintenance agreements associated with additional licenses of our software to new and existing customers.

While maintenance revenues have continued to increase on a year-over-year basis, professional services and other revenues, both in absolute dollars and as a percentage of total revenues, decreased during the three and six months ended June 30, 2004 from the respective periods in 2003, primarily due to (i) a lag effect, as discussed further below, related to our software license revenues; (ii) declines of $1.1 million and $3.3 million in our rebillable travel and entertainment ("T&E") expenses during the three and six months ended June 30, 2004, respectively, primarily due to lower demand for our professional services; (iii) a decline in our professional services revenue in North America; and (iv) the effect of the transition to new leadership in our Global Services Organization.

While each of these factors impacted our professional services and other revenues, we believe the primary reason for the decrease in our professional services revenues is a lag effect related to our software license revenues. Specifically, our implementation and training services are initiated and performed over a period of three to nine months subsequent to the initial software license and, as a result, our implementation and training services typically vary directly with the amount of software license revenues generated in the preceding three- to nine-month period. Accordingly, we believe a majority of the year-over-year declines in our professional services and other revenues is due to previous declines in our software license revenues. For example, software license revenues for the trailing nine months ended December 31, 2003, which we believe would be a reasonable indicator, albeit not a perfect indicator, of our professional services and other revenues for the six months ended June 30, 2004, declined on year-over-year basis by 19%. As indicated above, our professional services and other revenues also declined by 19% on a year-over-year basis during the six months ended June 30, 2004.

We have taken and will continue to take steps to improve the performance of our Global Services Organization in order to return our professional service revenues to positive sequential quarterly growth. We are beginning to realize the benefit of these efforts with modest sequential quarterly growth in the second quarter of 2004 and an improved backlog of professional services contracts as we begin the third quarter of 2004. We are committed to realizing the benefits of these efforts in an expansion of our professional services' margins, including further cost controls, if necessary, to achieve our gross margin goals. Despite our focus to grow our professional service revenues, we expect to balance our growth initiatives with our desire to manage our professional services organization to ensure that it does not compete with our implementation partners.

Cost of Revenues

Total cost of revenues decreased by $19.8 million, or 15%, from $130.4 million during the three months ended June 30, 2003 to $110.6 million during the three months ended June 30, 2004 and decreased as a percentage of total revenues from 39% (a gross margin of 61%) in the 2003 period to 37% (a gross margin of 63%) during the 2004 period. Total cost of revenues decreased by $38.9 million, or 15%, from $260.6 million during the six months ended June 30, 2003 to $221.7 million during the six months ended June 30, 2004 and decreased as a percentage of total revenues from 39% (a gross margin of 61%) in the 2003 period to 35% (a gross margin of 65%) during the 2004 period.

The decline of our total cost of revenues, both in absolute dollars and as a percentage of total revenues, during each of these periods was primarily due to cost savings from the 2003 Restructuring, our cost control initiatives and further reductions in our professional services staff commensurate with the decline in our professional services and other revenues.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues:

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                    -----------------------------------------  -----------------------------------------
                                       2003        2004       Change      %       2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
Cost of software license revenues.. $  4,268    $  2,837    $  (1,431)  (34)%  $  8,989   $  6,044    $  (2,945)   (33)%
Percentage of software
   license revenues................        4%          3%                             4%         3%

Cost of software license revenues decreased from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 primarily due to (i) a reduction of $1.3 million and $2.7 million, respectively, from the cessation of amortization expense related to the technology acquired from Sales.com, Inc., which was written-off at the time of abandonment in July 2003, and (ii) reductions in third-party royalties resulting from reductions in software license revenues and a shift to products with lower royalties. Partially offsetting these declines were increases in amortization expense of $0.4 million associated with technology acquired in connection with our acquisition of Eontec on April 20, 2004.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other global services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                              Three Months Ended June 30,                Six Months Ended June 30,
                                       -----------------------------------------  -----------------------------------------
                                          2003        2004       Change      %       2003       2004       Change      %
                                       ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
Cost of professional services,
   maintenance, and other revenues...  $ 126,141   $ 107,741   $ (18,400)  (15)%  $ 251,653  $ 215,666   $ (35,987)   (14)%
Percentage of professional services
   maintenance, and other revenues...         56%         52%                            57%        53%

The following is a summary of the year-over-year changes of our cost of professional services, maintenance and other revenues during the three and six months ended June 30, 2004 from the respective period in 2003 (in thousands):

                                                              Year-Over-Year Change
                                                             ------------------------
                                                             Three Months  Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
Cost component:                                                  2004         2004
----------------------------------------------------------   -----------  -----------
Personnel-related costs (compensation, benefits, etc.)....   $   (5,754)  $  (10,351)
Outside consulting costs..................................       (1,126)      (4,612)
Facility-related costs (rent, maintenance, etc.)..........       (3,664)      (7,968)
Depreciation expense......................................       (5,757)      (7,636)
Rebillable T&E expenses...................................       (1,051)      (3,258)
Non-billable T&E expenses.................................       (2,188)      (3,711)
Amortization of intangibles...............................        1,465        2,443
Training and other costs, net.............................         (325)        (894)
                                                             -----------  -----------
          Total year-over-year change.....................   $  (18,400)  $  (35,987)
                                                             ===========  ===========

We were able to reduce our cost of professional services, maintenance and other revenues on a year-over-year basis during the three and six months ended June 30, 2004 primarily due to the 2003 Restructuring, our cost control initiatives and further cost reductions in response to declines in the demand for our professional services (i.e., implementation and training services). For example, personnel-related costs have declined as a result of our reduction of average headcount in our Global Services Organization from 2,320 and 2,365 in the three and six months ended June 30, 2003, respectively, to 1,945 and 1,980 in the three and six months ended June 30, 2004, respectively. We also reduced our use of third-party consultants commensurate with the decline in our implementation revenues and declines in the utilization rates of our personnel. Finally, we consolidated several of our facilities in connection with the 2003 Restructuring, resulting in reductions in the facility-related component of our cost of professional services, maintenance and other revenues.

In addition to the savings from the 2003 Restructuring, we have reduced our discretionary spending in areas such as (i) capital expenditures, resulting in declines in depreciation expense; (ii) non-billable T&E and rebillable T&E, both of which declined primarily due to reductions in professional services personnel commensurate with the declines in our professional services revenues; and (iii) training and other costs commensurate with the declines in our training revenues.

Partially offsetting the above cost savings were year-over-year increases during the three and six months ended June 30, 2004 related to (i) increases of $1.5 million and $2.4 million during the three and six months ended June 30, 2004, respectively, due to additional amortization expense of intangible assets obtained in our acquisitions of Eontec and UpShot Corporation ("UpShot"), and (ii) increases in compensation costs associated with additional personnel obtained in our acquisitions of Eontec and UpShot and associated with the renewal of merit increases and certain incentive compensation.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 56% and 57% during the three and six months ended June 30, 2003, respectively, to 52% and 53% during the three and six months ended June 30, 2004, respectively, primarily due to (i) a higher percentage of our professional services, maintenance and other revenues being derived from our higher-margin maintenance revenues in the 2004 periods compared to the 2003 periods and (ii) our ability to reduce personnel, facility and other costs as discussed above. Primarily as a result of these factors, our gross margin related to our professional services, maintenance and other revenues improved from 44% and 43% during the three and six months ended June 30, 2003, respectively, to 48% and 47% during the three and six months ended June 30, 2004, respectively. This year-over-year improvement in our gross margin was partially offset by a decline in the utilization rates of our professional services staff, which occurred primarily in the first quarter of 2004, and amortization expense associated with intangible assets obtained in our acquisitions of Eontec and UpShot.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of software development tools and equipment. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                    -----------------------------------------  -----------------------------------------
                                       2003        2004       Change      %       2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
Product development expense........ $  75,474   $  75,537   $       63    --%  $ 154,745  $ 147,561   $  (7,184)    (5)%
Percentage of total revenues.......        23%         25%                            23%        23%

The following is a summary of the year-over-year changes of our product development expenses during the three and six months ended June 30, 2004 from the respective period in 2003 (in thousands):

                                                              Year-Over-Year Change
                                                             ------------------------
                                                             Three Months  Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
Cost component:                                                  2004         2004
----------------------------------------------------------   -----------  -----------
Personnel-related costs (compensation, benefits, etc.)....   $   (2,299)  $   (6,107)
Facility-related costs (rent, maintenance, etc.)..........       (2,355)      (4,731)
Depreciation expense......................................         (694)      (2,535)
Outside consulting costs..................................        4,659        5,625
Other, net................................................          752          564
                                                             -----------  -----------
          Total year-over-year change.....................   $       63   $   (7,184)
                                                             ===========  ===========

Our personnel-related costs decreased on a year-over-year basis during both the three and six months ended June 30, 2004 primarily due to reductions of product development headcount in connection with the 2003 Restructuring, including the transition of a number of these positions overseas to labor markets with lower cost structures. Specifically, the average headcount in our product development organization decreased from 1,565 and 1,590 in the three and six months ended June 30, 2003, respectively, to 1,320 and 1,315 in the three and six months ended June 30, 2004, respectively. In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of product development expense, primarily as a result of the consolidation of facilities in connection with the 2003 Restructuring. We have continued to reduce our discretionary spending in areas such as capital expenditures, resulting in declines in our depreciation expense.

While we have reduced the personnel, facility and depreciation components of our product development expense, we recognize that our continued development of new products and new versions of and additional modules for our existing products is critical to our revenue growth initiatives. Accordingly, we have reinvested a significant portion of the above cost savings in the following areas: (i) outside consultants performing a portion of our quality assurance and testing activities in overseas labor markets with lower cost structures, (ii) additional personnel obtained in acquired companies (e.g., personnel obtained in our acquisitions of Eontec and UpShot), and (iii) increased investments in our personnel through the renewal of merit increases and certain other incentive compensation. We expect to continue to devote substantial resources related to our product development efforts.

As a percentage of total revenues, product development expense increased from 23% during the three months ended June 30, 2003 to 25% during the three months ended June 30, 2004, primarily due to our continued investment in product development despite declines in our revenues. Product development expense as a percentage of total revenues remained comparable during the six months ended June 30, 2004 (23% in both the 2003 and 2004 periods), primarily due to the 2003 Restructuring and our continued attention to our cost structure.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is comprised primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) T&E expenses; and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                    -----------------------------------------  -----------------------------------------
                                       2003        2004       Change      %       2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
Sales and marketing expense........ $  93,876   $  78,409   $ (15,467)  (16)%  $ 194,048  $ 164,666   $ (29,382)   (15)%
Percentage of total revenues.......        28%         26%                            29%        26%

The following is a summary of the year-over-year changes of our sales and marketing expenses during the three and six months ended June 30, 2004 from the respective period in 2003 (in thousands):

                                                              Year-Over-Year Change
                                                             ------------------------
                                                             Three Months  Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
Cost component:                                                  2004         2004
----------------------------------------------------------   -----------  -----------
Personnel-related costs (compensation, benefits, etc.)....   $   (6,928)  $  (13,457)
Facility-related costs (rent, maintenance, etc.)..........       (1,855)      (4,140)
Depreciation expense......................................       (1,551)      (3,980)
Marketing and advertising.................................       (2,031)      (4,602)
T&E expenses..............................................         (989)      (2,224)
Sales commissions.........................................       (2,184)        (640)
Other, net................................................           71         (339)
                                                             -----------  -----------
          Total year-over-year change.....................   $  (15,467)  $  (29,382)
                                                             ===========  ===========

Our personnel-related costs decreased on a year-over-year basis during both the three and six months ended June 30, 2004 primarily due to reductions of sales and marketing headcount in connection with the 2003 Restructuring. Specifically, the average headcount in our sales and marketing organizations decreased from 1,250 in both the three and six months ended June 30, 2003 to 1,025 in both the three and six months ended June 30, 2004. These savings related to personnel-related costs include the impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation. In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of sales and marketing expense, primarily as a result of the consolidation of facilities in connection with the 2003 Restructuring.

We have also achieved aggregate decreases of $4.6 million and $10.8 million related to depreciation expense, marketing and advertising expenses, and T&E expenses during the three and six months ended June 30, 2004, respectively, primarily due to the further realization of savings from our cost control initiatives. Our sales commission expense declined by $2.2 million and $0.6 million during the three and six months ended June 30, 2004, respectively, due to a decrease in our software license revenues.

Sales and marketing expense decreased as a percentage of total revenues from 28% and 29% for the three and six months ended June 30, 2003, respectively, to 26% for both the three and six months ended June 30, 2004, primarily due to the 2003 Restructuring and our continued attention to our cost structure.

General and Administrative

General and administrative expense is comprised primarily of costs associated with our executive and administrative personnel (finance, human resource and facility) and consists primarily of salaries and occupancy costs, along with bad debt expense. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                    -----------------------------------------  -----------------------------------------
                                       2003        2004       Change      %       2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
General and adminstrative expense.. $  28,175   $  27,512   $    (663)   (2)%  $  54,541  $  49,086   $  (5,455)   (10)%
Percentage of total revenues.......         8%          9%                             8%         8%

The following is a summary of the year-over-year changes of our general and administrative expenses during the three and six months ended June 30, 2004 from the respective period in 2003 (in thousands):

                                                              Year-Over-Year Change
                                                             ------------------------
                                                             Three Months  Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
Cost component:                                                  2004         2004
----------------------------------------------------------   -----------  -----------
Facility-related costs (rent, maintenance, etc.)..........   $   (1,053)  $   (2,026)
Depreciation expense......................................       (1,902)      (3,148)
Personnel-related costs (compensation, benefits, etc.)....          150         (190)
Bad debt expense..........................................       (2,500)      (6,827)
Compensation related to restricted stock units............        1,778        1,778
Legal expense.............................................        1,692        3,701
Professional services and other costs, net................        1,172        1,257
                                                             -----------  -----------
          Total year-over-year change.....................   $     (663)  $   (5,455)
                                                             ===========  ===========

Our facility-related costs decreased on a year-over-year basis during both the three and six months ended June 30, 2004 primarily due the consolidation of facilities in connection with the 2003 Restructuring. We have also continued to reduce our discretionary spending in areas such as capital expenditures, resulting in declines in our depreciation expense. Personnel-related costs remained relatively flat on a year-over-year basis during both the three and six months ended June 30, 2004, primarily due to the renewal of merit increases and certain incentive compensation, which was offset by a reduction in the average headcount in our administrative organization (primarily associated with the 2003 Restructuring) from 590 and 595 in the three and six months ended June 30, 2003, respectively, to 545 and 555 in the three and six months ended June 30, 2004, respectively.

Bad debt expense decreased by $2.5 million and $6.8 million during the three and six months ended June 30, 2004, respectively, primarily due to the continued improvement in our collection efforts, including further reductions in accounts receivable levels, an improved accounts receivable aging and the recovery of certain receivables previously written-off.

Partially offsetting these cost savings were (i) increases in compensation costs of $1.8 million for both the three and six months ended June 30, 2004 associated with the issuance of restricted stock units to our new Chief Executive Officer in connection with his commencement of employment on May 3, 2004; (ii) increases of $1.7 million and $3.7 million during the three and six months ended June 30, 2004, respectively, related to increases in legal expenses (please refer to Note 3 to the accompanying unaudited consolidated financial statements for further discussion of legal proceedings); and (iii) increases in professional services and certain other costs of approximately $1.2 million during both the three and six months ended June 30, 2004, a significant portion of which was associated with our compliance with SOX.

Restructuring and Related Expenses

As further described in Note 2 to the accompanying unaudited financial statements, we completed two restructurings of our operations, the first of which was initiated in 2002 and completed in December 2002 (the "2002 Restructuring"), and the second of which we initiated in mid-2003 and completed in September 2003 (the "2003 Restructuring" and collectively with the 2002 Restructuring, the "2002 and 2003 Restructurings").

The 2002 and 2003 Restructurings consisted primarily of the following key measures: (i) the reduction of our workforce across all functional areas, including reductions related to the consolidation of our management organization and sales organization; (ii) the consolidation of excess facilities, including ceasing operations in certain geographic locations; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions overseas to labor markets with lower cost structures.

The following table summarizes the restructuring and related expenses incurred during the six months ended June 30, 2004, and the remaining obligations related to the 2002 and 2003 Restructurings as of December 31, 2003 and June 30, 2004 (in thousands):

                                                             Employee      Facility-
                                                            Termination     Related
                                                             Costs (1)     Costs (2)      Total
                                                           ------------ -------------- -----------
Restructuring obligations, December 31, 2003.............. $     3,805  $     147,790  $  151,595

Restructuring and related expenses:
  Recognized related to changes in estimate (3)...........      (1,478)          (101)     (1,579)
  Accretion related to the 2003 Restructuring (4).........          --          1,171       1,171
                                                           ------------ -------------- -----------
     Total (5)............................................      (1,478)         1,070        (408)
Cash payments.............................................      (1,544)       (26,633)    (28,177)
                                                           ------------ -------------- -----------
Restructuring obligations, June 30, 2004.................. $       783  $     122,227  $  123,010
                                                           ============ ==============
     Less: Restructuring obligations, short-term..........                                 37,882
                                                                                       -----------
     Restructuring obligations, long-term.................                             $   85,128
                                                                                       ===========

  The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated employment termination costs. The remaining obligations as of June 30, 2004 relate to less than 10 terminations that have yet to be completed, primarily due to regulatory requirements in certain countries and our ongoing transition of certain product development positions overseas. We expect to complete the reduction of the remaining employees within the next six months.

  The costs associated with our facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

  Due primarily to higher than expected voluntary terminations within positions included in our 2003 Restructuring, we reduced our remaining obligations for employee termination costs during the second quarter of 2004. Substantially all of the reduction of our restructuring obligations occurred in the second quarter of 2004.

  These costs represent the accretion of the 2003 Restructuring obligations ($0.6 million and $1.2 million during the three and six months ended June 30, 2004, respectively). We will continue to accrete our obligations related to the 2003 Restructuring to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

  During the three and six months ended June 30, 2004, we recognized a benefit to our statement of operations related to changes in estimate of the 2003 Restructuring obligations, net of accretion expense. The following is a summary of the net restructuring benefit recognized during the first half of 2004:

                                                               First       Second         Total
                                                              Quarter      Quarter       for 2004
                                                           ------------ -------------- -----------
Restructuring and related expenses:
  Changes in estimate..................................... $        (5) $      (1,574) $   (1,579)
  Accretion...............................................         603            568       1,171
                                                           ------------ -------------- -----------
     Total Restructuring and related expenses............. $       598  $      (1,006) $     (408)
                                                           ============ ============== ===========

We incurred net restructuring and related expenses of $274,000 during the three and six months ended June 30, 2003, consisting of (i) $10.3 million associated with the 2003 Restructuring and (ii) a reversal of $10.0 million of our restructuring obligations, which occurred due to higher than anticipated sublease income at certain facilities included in our 2002 Restructuring.

The total restructuring charge and related cash outlay are based on management's current estimates, which may change materially if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring activities quarterly and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a further discussion of our 2002 and 2003 Restructurings.

As discussed in more detail under the above section entitled "Focus on Future Improvement in Our Operating Performance," we are taking steps to improve our financial performance, including re-evaluating our current expenditure levels. We have identified several areas where we believe we may more efficiently invest our resources and, accordingly, we may further restructure operations in the second half of 2004, including selective reductions of certain non-revenue generating personnel and further consolidation of our facilities. We have not yet completed this analysis and, accordingly, we have not yet determined the total restructuring charge associated with these restructuring efforts. We do not, however, expect that the charge associated with these restructuring efforts will exceed $15.0 million.

Purchased In-Process Product Development

On April 20, 2004, we acquired Eontec, a global provider of multichannel retail banking solutions. We believe that Eontec's technology and certain products and functionality under development, commonly referred to as IPR&D, by Eontec at the time of purchase will enhance our current offerings in the retail banking market. We estimated the fair value of this IPR&D, primarily related to Eontec's Internet banking and teller products, to be approximately $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying statement of operations for the both three and six months ended June 30, 2004.

We estimated that the IPR&D relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, at the date of acquisition and we expect to incur up to an additional $2.5 million to complete this development, with completion expected in late 2004 or early 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 25%. The discount rate was selected based in part on our weighted average cost of capital and determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows.

Further, we also considered the relevant market sizes and growth factors of the technologies, our intended use of the products, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technology. We also gave consideration to the technologies' stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project. The value assigned reflects the relative value and contribution of the IPR&D.

Given the uncertainties of the commercialization process, we cannot give assurances that deviations from our estimates will not occur. Accordingly, there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of the technology and growing competitive pressures. There can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. In addition, we will periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan may include the reallocation of resources among various alternative development projects.

Operating Income and Operating Margin

The following table sets forth our operating income and operating margin for the three and six months ended June 30, 2003 and 2004 (in thousands, except percentages):

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                    -----------------------------------------  -----------------------------------------
                                       2003        2004       Change      %       2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- -------
Operating income................... $   5,091   $   4,029   $  (1,062)  (21)%  $   1,804  $  41,731   $   39,927  2,213%
Operating margin...................       1.5%        1.3%                           0.3%       6.6%

Operating income decreased on a year-over-year basis during the three months ended June 30, 2004 due primarily to reductions in our revenues and an in-process product development expense of $6.0 million associated with our acquisition of Eontec, partially offset by cost savings from the 2003 Restructuring and our continued attention to cost controls. Operating income and margin have increased on a year-over-year basis during the six months ended June 30, 2004 due primarily to cost savings from the 2003 Restructuring and our cost control initiatives, partially offset by declines in our revenues and an in-process product development expense of $6.0 million associated with our acquisition of Eontec.

Other Income, Net

For the three and six months ended June 30, 2003 and 2004, other income, net was comprised of the following (in thousands):

                                                Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                               ---------------------  ---------------------
                                                  2003       2004        2003       2004
                                               ---------- ----------  ---------- ----------
Interest income............................... $  13,475  $  11,152   $  27,711  $  22,851
Interest expense..............................    (4,854)      (234)     (9,748)      (554)
Net gains (losses) on marketable investments..     2,158        (22)      3,705      1,850
Write-down of cost-method investments.........      (153)      (463)       (406)    (1,546)
Other, net....................................      (455)      (636)       (588)    (1,049)
                                               ---------- ----------  ---------- ----------
                                               $  10,171  $   9,797   $  20,674  $  21,552
                                               ========== ==========  ========== ==========

Interest income represents earnings on our cash and short-term investments. During the three and six months ended June 30, 2004, interest income decreased on a year-over-year basis by $2.3 million and $4.9 million, respectively, primarily due to a decline in our cash and short-term investments from $2,301.8 million as of June 30, 2003 to $2,120.6 million as of June 30, 2004, along with a decline in interest rates. Cash and short-term investments decreased on a year-over-year basis due primarily to the redemption of our $300.0 million convertible subordinated debentures (the "Debentures") in accordance with their terms for $307.1 million on September 30, 2003, partially offset by an increase in cash flows from operations.

The decrease in interest expense is primarily due to our redemption of the Debentures. Interest expense for the three and six months ended June 30, 2004 primarily represents interest associated with our capital lease obligations. Net gains and losses on marketable investments represent realized gains or losses recognized upon the sale of certain short-term debt instruments. We hold several minority interests, included in other assets, in companies having operations or technology in areas within our strategic focus. Write-down of cost-method investments in the above table represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes

Income taxes totaled $5.5 million and $5.6 million for the three months ended June 30, 2003 and 2004, respectively, and $8.1 million and $23.4 million for the six months ended June 30, 2003 and 2004, respectively. Income taxes as a percentage of pretax income (the "Effective Rate") increased from 36% for both the three and six months ended June 30, 2003 to 41% and 37% for the three and six months ended June 30, 2004, respectively, primarily due to a higher percentage of our income being derived from geographical locations with higher effective tax rates.

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our Effective Rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

As discussed in Note 3 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2002 are currently under examination by the IRS. During 2003 and 2004, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. We will reflect any revision in our estimates of our tax obligations as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $1,708.9 million as of December 31, 2003 to $1,738.3 million as of June 30, 2004, primarily due to our positive earnings during the six months ended June 30, 2004. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further developing our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. We continue to operate a cash-positive business and, accordingly, we have been able to eliminate substantially all of our long-term debt and maintain our cash and short-term investment balances at over $2.0 billion. Specifically, our cash, cash equivalents and short-term investments increased from $2,023.2 million as of December 31, 2003 to $2,120.6 million as of June 30, 2004, representing approximately 71% and 73% of total assets, respectively. In addition, our days sales outstanding in accounts receivable ("DSO") declined from 64 days as of December 31, 2003 to 60 days as of June 30, 2004.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during the first half of 2004 and do not currently anticipate repurchasing any of our common stock in the remainder of 2004.

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

Operations

Net cash provided by operating activities increased from $115.7 million during the six months ended June 30, 2003 to $175.4 million for the six months ended June 30, 2004, primarily due to the increase in our net income from $14.4 million during the six months ended June 30, 2003 to $39.9 million for the six months ended June 30, 2004, along with collections on accounts receivable and prepayment of maintenance (i.e., increases in deferred revenue). During each of these periods, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $74.2 million and $92.6 million in the 2003 and 2004 periods, respectively), partially offset by payments of accounts payable, accrued expenses and restructuring obligations (collectively representing cash outflows of $70.8 million and $33.2 million in the 2003 and 2004 periods, respectively).

As we settle our remaining restructuring obligations ($123.0 million as of June 30, 2004), our future operating cash flows will be reduced from what it otherwise would have been in the period of settlement. We currently estimate that we will settle $37.9 million of these obligations in the next 12 months.

We currently anticipate that we will continue to operate a cash-positive business in the third quarter of 2004. Our ability to meet these expectations depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $182.6 million and $143.1 million for the six months ended June 30, 2003 and 2004, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments, with reinvestments of our cash into short-term investments in net amounts of $166.3 million and $63.1 million during the six months ended June 30, 2003 and 2004, respectively.

We also utilize our cash position to invest in new property and equipment, with net purchases of property and equipment of $10.5 million and $5.1 million during the six months ended June 30, 2003 and 2004, respectively. Capital expenditures continued to decrease in the 2004 period primarily due to (i) the reduction of our employees from approximately 5,590 at the end of the second quarter of 2003 to approximately 4,865 at the end of the second quarter of 2004, leading to a decrease in our information technology requirements for computers and other equipment; (ii) the consolidation of our data centers, resulting in a decrease in our information technology requirements for servers and other equipment; and (iii) the reduction in the number of offices we are occupying, which allowed us to reduce our purchases of tenant improvements, furniture and fixtures.

In addition, in response to the weakening economy and as a part of our cost control initiatives, we maintained our reduced capital expenditure levels in the first half of 2004. While we intend to continue to closely monitor our capital expenditures, we expect that our capital expenditures will increase in the second half of 2004 from levels incurred in the first half of 2004 as we increase our investment in information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts, (iii) the replacement of certain older computer and information technology infrastructure, and (iv) the needs of an expanded workforce. Specifically, we expect our total capital expenditures to be between $15 million and $20 million for the year ending December 31, 2004.

The remaining cash flows used in investing activities for the six months ended June 30, 2004 consisted primarily of the acquisitions of Ineto Services, Inc. for net cash consideration of $4.8 million and Eontec for net cash consideration of approximately $70.2 million. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of these acquisitions.

Financing

Net cash provided by financing activities increased from $29.4 million during the six months ended June 30, 2003 to $34.7 million for the six months ended June 30, 2004 primarily as the result of an increase in the proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). Our cash flows from financing activities were partially offset by our repayment of capital lease obligations, with payments of $6.4 million and $6.6 million during the six months ended June 30, 2003 and 2004, respectively.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases, expiring between 2004 and 2022, for most U.S. and international sales and support offices and certain equipment in the normal course of business. While these arrangements are often referred to as a form of off-balance sheet financing, these arrangements are not considered off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for detail of our future minimum lease payments under our operating leases as of June 30, 2004.

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

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

Critical Accounting Policies

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates:

  Revenue recognition,
  Restructuring and related expenses,
  Impairment of long-lived assets,
  Provision for doubtful accounts,
  Acquired intangible assets,
  Stock-based compensation,
  Legal contingencies, and
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

Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), including investments accounted for under the cost method.

The recognition and measurement guidance in EITF 03-01 must be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  We adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003 and will adopt the disclosure requirements for cost method investments for our annual financial statements as of December 31, 2004. We do not expect the adoption of EITF 03-01 to have a material effect on our results of operations or cash flows. However, we may be required to present certain of our "available for sale" investments with stated maturities greater than 12 months as long-term assets rather than as current assets, beginning with the quarter ending September 30, 2004. As of June 30, 2004, we have an aggregate of $1,130.5 million of available for sale investments that may be subject to presentation as long-term rather than as short-term investments.

Employee Stock Options

Section I. Description of Plans

Since our inception, we have believed in broad-based employee stock ownership. Accordingly, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan" and collectively with the 1996 Plan, the "Plans"). Stock options granted to executive officers, key employees and non-employee directors are made under the 1996 Plan and stock options granted to employees, other than officers and directors are made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

On May 5, 2004, we amended the Plans to allow us to issue restricted stock units ("RSUs"). RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder is generally not entitled to the underlying shares of common stock until the RSU vests.

Substantially all stock-based compensation grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Substantially all of our employees participate in one of the above plans, thereby providing us the ability to meet our goal of long- term retention of our employees. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over five years. Please refer to the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" appearing in "Item 11. Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2003 for further information concerning our policies and the Compensation Committee's policies regarding the use of stock-based compensation.

Section II. Summary of Stock Option Activity During 2004

As the following table shows, stock options outstanding decreased by 6.2 million, or 4%, during the six months ended June 30, 2004, primarily due to forfeitures upon terminations. Combined activity under the Plans for the six months ended June 30, 2004 is summarized as follows:

                                                        Shares                       Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances as of December 31, 2003................  192,295,796    143,902,815    $       13.20
     Issuances of restricted stock units, net......     (280,000)            --
     Options granted to employees..................   (4,569,250)     4,569,250    $       11.01
     Options granted to officers and directors.....   (3,212,000)     3,212,000    $       11.14
     Options exercised.............................           --     (5,131,112)   $        5.49
     Options forfeited/canceled upon termination...    8,810,182     (8,828,230)   $       18.08
                                                     ------------ --------------  ---------------
   Balances as of June 30, 2004....................  193,044,728    137,724,723    $       13.04
                                                     ============ ==============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of June 30, 2004:

                           Options Outstanding              Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares     Life (Years)     Price     of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      74,171,232            3.7    $   5.47   52,598,441    $   4.11
Out-of-the-money  63,553,491            6.5    $  21.88   37,912,266    $  23.09
                 ------------  -------------  ----------  -----------  ----------
                 137,724,723            5.0    $  13.04   90,510,707    $  12.06
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below $10.69, the closing price of our common stock as of June 30, 2004, and out-of-the money stock options have exercise prices equal to or greater than $10.69.

Section III. Dilution

Summary

Historically, equity ownership has been an important component of total compensation for our employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. We have granted restricted stock awards or RSUs to existing or new employees, and we will likely continue to do so in the future. In addition, we have on occasion assumed stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is typically scheduled to occur by the end of the second quarter of each year).

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, effective January 1, 2003 we adjusted our equity guidelines to reduce the size of stock option grants to new and existing employees. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time. We maintained our adjusted guidelines in 2004 for new employees and further reduced the size of our renewal grants to existing employees from 17.8 million stock options granted in 2003 to 3.6 million stock options granted during the first half of 2004. Stock options granted in 2004 to existing employees, other than officers and board of directors, vest in full on December 31, 2004 and have a contractual life of five years.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested equity instruments, unless the applicable agreement provides otherwise. Any vested equity instruments that are not exercised within three months from the termination date are forfeited at the expiration of the three months, unless the applicable agreement provides otherwise.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2002 and 2003 and the six months ended June 30, 2004, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                              Six Months
                                                   Year Ended December 31,      Ended
                                                   -----------------------     June 30,
                                                       2002        2003          2004
                                                   -----------  ----------   -----------
Net options granted:
Stock options granted...........................       5,887      22,787         7,781
Stock options forfeited upon termination........     (28,910)    (27,660)       (8,828)
                                                   -----------  ----------   -----------
      Net granted (forfeited)...................     (23,023)     (4,873)       (1,047)
                                                   ===========  ==========   ===========
Dilution percentage (1).........................        (4.9)%      (1.0)%        (0.2)%
                                                   ===========  ==========   ===========
Option overhang (2).............................          38%        29%          27%
                                                   ===========  ==========   ===========

  The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the year, net of forfeitures by employees terminating employment, divided by the total outstanding shares of common stock at the beginning of the respective period.

  Stock option overhang is calculated by dividing total stock options outstanding by the total outstanding shares of common stock at the end of each period.

Distribution of Grants

We continue to believe in broad-based employee stock ownership. As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table for 2002 and 2003 represent our CEO and the four most highly compensated executive officers for the respective year. For all 2004 periods presented in this Quarterly Report on Form 10-Q, Named Executive Officers represent our then-CEO (Thomas M. Siebel) and the four most highly compensated executive officers, as disclosed in Item 11 "Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, we have also included our recently appointed CEO, J. Michael Lawrie, as a Named Executive Officer for all 2004 periods.

Summarized below is the distribution of our stock options for the years ended December 31, 2002 and 2003 and the six months ended June 30, 2004:

                                                                                 Six Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------    June 30,
                                                          2002         2003         2004
                                                       ----------  -----------   -----------
Grants during the period as a percentage of
  total granted:
      Named Executive Officers.....................         3.4%        4.6%       30.8%
      All other officers and directors as a group..         0.3          3.3         10.5
                                                       ----------  -----------   -----------
         Total for all officers and directors......         3.7          7.9         41.3
      All other employees as a group...............        96.3         92.1         58.7
                                                       ----------  -----------   -----------
         Total all grants..........................       100.0%      100.0%      100.0%
                                                       ==========  ===========   ===========

During the six months ended June 30, 2004, stock options granted to both our Named Executive Officers and "all other officers and directors as a group" increased significantly compared to our historical percentages for these same grant categories primarily due to grants upon commencement of employment. Specifically, grants to Named Executive Officers include an aggregate of 2.0 million stock options granted to our new CEO, J. Michael Lawrie, upon his commencement of employment and grants to "all other officers and directors as a group" include 0.5 million stock options granted to our new President, EMEA Sales upon his commencement of employment. These two grants represented 32% of all stock options granted during the six months ended June 30, 2004.

Section IV. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, deferred compensation is only recorded if the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years.

An alternative to the intrinsic value method of accounting for stock options is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). We have continued to follow the intrinsic value method of APB 25, as we believe the accounting for stock options under SFAS 123 could be extremely confusing to investors, and perhaps may even misinform our stockholders. Specifically, we believe the expense associated with stock options under SFAS 123 has no relationship to (i) the value realized by our employees; (ii) the potential dilution to our stockholders; or (iii) the cost incurred by us. In addition, we believe the use of option valuation models as required by SFAS 123 is highly subjective. Each of these assertions are discussed more fully in our Form 10-K for the year ended December 31, 2003 and our Form 10-Q for the three months ended March 31, 2004.

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on our statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. For purposes of this reconciliation and in accordance with SFAS 123, we added back all stock-based compensation expense recorded in our statement of operations in accordance with APB 25, then deducted the pro forma stock-based employee compensation expense determined under SFAS 123. This pro forma effect on earnings represents the amortization of the deferred compensation that is computed using the Black-Scholes option valuation model at the date of the stock option grant. Summarized below are the pro forma effects on our net income as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands):

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2003        2004         2003        2004
                                                                    ----------  ----------   ----------  ----------
Net income (loss):
  As reported.....................................................  $   9,768   $   8,216    $  14,386   $  39,868
                                                                    ----------  ----------   ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        475       1,913          980       2,108
    In-the-money stock options and restricted stock units.........     (7,118)     (6,884)     (13,412)    (11,096)
    Stock purchase rights under the Purchase Plan.................     (1,206)     (2,958)      (2,069)     (5,517)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................     (7,849)     (7,929)     (14,501)    (14,505)
                                                                    ----------  ----------   ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (38,896)    (37,726)     (77,407)    (78,056)
    Stock options cancelled for no consideration..................         --          --     (251,821)         --
    Stock options forfeited in connection with terminations.......     (7,826)         --      (18,454)       (237)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................    (46,722)    (37,726)    (347,682)    (78,293)
                                                                    ----------  ----------   ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (54,571)    (45,655)    (362,183)    (92,798)
                                                                    ----------  ----------   ----------  ----------
  Pro forma giving effect to SFAS 123.............................  $ (44,803)  $ (37,439)   $(347,797)  $ (52,930)
                                                                    ==========  ==========   ==========  ==========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of June 30, 2003 and 2004 were $9.48 and $10.69, respectively.

As the table above illustrates, total pro forma expense for stock options includes $46.7 million and $347.7 million of expense during the three and six months ended June 30, 2003, respectively, and $37.7 million and $78.3 million of expense during the three and six months ended June 30, 2004, respectively, related to (i) stock options that were cancelled by our Chairman for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.88 per share compared to a closing price of $10.69 per share as of June 30, 2004). These items represented 86% and 96% of the pro forma expense for the three and six months ended June 30, 2003, respectively, and 83% and 84% of the pro forma expense for the three and six months ended June 30, 2004, respectively.

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

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the six months ended June 30, 2004:

                                                                                    Potential Realizable Value
                         Number of     Percent of                                   at Assumed Annual Rates of
                         Securities   Total Options                                  Stock Price Appreciation     Aggregate
                         Underlying    Granted to       Exercise or                  for the Option Term (4)    Black-Scholes
                          Options       Employees       Base Price     Expiration   --------------------------  Value on Date
     Officer Name       Granted (1)    in 2004 (2)     ($/Share) (3)      Date           5%            10%       of Grant (5)
----------------------  ------------  --------------  --------------  ------------  ------------  ------------  --------------
Thomas M. Siebel                 --              --%  $          --            --   $        --   $        --   $         --
J. Michael Lawrie (6)     2,000,000            25.7%  $       10.38    05/04/2010   $ 7,060,385   $16,017,606   $  7,503,600
R. David Schmaier           100,000             1.3%  $       10.38    05/04/2010   $   353,019   $   800,880   $    361,500
Kenneth A. Goldman          100,000             1.3%  $       10.38    05/04/2010   $   353,019   $   800,880   $    361,500
Edward Y. Abbo              100,000             1.3%  $       10.38    05/04/2010   $   353,019   $   800,880   $    361,500
Steven M. Mankoff           100,000             1.3%  $       10.38    05/04/2010   $   353,019   $   800,880   $    361,500

  Stock options vest 20% on May 5, 2005, and at a rate of 5% for each quarter of service thereafter, and have a term of six years. The stock option granted to Mr. Lawrie incorporates accelerated vesting and extended exercise provisions upon a termination without cause and/or a change of control. Please refer to Mr. Lawrie's offer letter, a copy of which is filed as Exhibit 10.3 to this quarterly report, for further information.

  Based on an aggregate of 7.8 million shares subject to stock options granted to employees pursuant to our 1996 and 1998 Plans during the six months ended June 30, 2004, including grants to the Named Executive Officers.

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

  Represents the aggregate fair value of the stock options on the date of grant (ranging from $3.62 to $3.75 per share), as calculated using the Black-Scholes option valuation model. The fair value does not represent our prediction of our stock price performance, and historically has had little to no relationship to the value that is actually realized. Please refer to Section IV above for a discussion of the limitations of SFAS 123.

  Mr. Lawrie commenced employment on May 3, 2004 and was appointed our CEO effective May 4, 2004.

In addition to the above grants of stock options, on May 5, 2004 we granted Mr. Lawrie an RSU for 350,000 shares of our common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment. In the event that Mr. Lawrie is terminated without cause or in the event of a change of control (each as defined in Mr. Lawrie's offer letter, which is filed as Exhibit 10.3 to this quarterly report) within the first two years of Mr. Lawrie's employment, all unvested shares will immediately vest in full.

We recorded $3.7 million of deferred compensation in connection with the issuance of this RSU during the second quarter of 2004, which we are amortizing on a straight-line basis over the vesting period. We have reflected an aggregate of $1.8 million of compensation expense associated with this RSU in the accompanying unaudited statement of operations during the three and six months ended June 30, 2004.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2002 and 2003, and June 30, 2004:

                                                            December 31,
                                                       ----------------------    June 30,
                                                          2002        2003         2004
                                                       ----------  ----------   -----------
Stock options held by Named Executive
   Officers as a percentage of:
      Total options outstanding....................        29.3%      18.7%       21.0%
                                                       ==========  ==========   ===========
      Outstanding shares of common stock...........        11.2%       5.4%        5.7%
                                                       ==========  ==========   ===========

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the six months ended June 30, 2004 and the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2004:

                                                           Number of
                                                     Securities Underlying        Value of Unexercised
                                                     Unexercised Options at      In-the-Money Options at
                         Shares                         June 30, 2004 (2)           June 30, 2004 (3)
                       Acquired on      Value      --------------------------  ----------------------------
    Officer Name        Exercise     Realized (1)  Exercisable  Unexercisable   Exercisable   Unexercisable
---------------------  -----------  -------------  -----------  -------------  -------------  -------------
Thomas M. Siebel               --   $         --   18,686,134             --   $145,237,800   $         --
J. Michael Lawrie (4)          --   $         --           --      2,000,000   $         --   $    420,000
R. David Schmaier         250,000   $  2,260,938    1,675,003      1,097,857   $  3,511,959   $    930,288
Kenneth A. Goldman             --   $         --    1,885,000      1,085,000   $     96,500   $    407,000
Edward Y. Abbo             96,200   $  1,172,732      535,000        425,000   $  1,915,300   $    407,000
Steven M. Mankoff          30,000   $    279,113      906,800        580,000   $  2,975,537   $    407,000

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of June 30, 2004.

  Based on the fair market value of our common stock as of June 30, 2004 ($10.69 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Lawrie commenced employment on May 3, 2004 and was appointed our CEO effective May 4, 2004.

Director Stock-Based Compensation

Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but are eligible for reimbursement for certain expenses incurred in attending Board of Directors' and committee meetings. Historically, our non-employee directors have received discretionary periodic stock option grants under the 1996 Plan for service on our Board of Directors. In May 2003, after considering the criteria relating to awarding stock options and general market conditions, our Board of Directors approved the following formal guidelines relating to the grant of stock options to our non-employee directors:

  Initial Grants—Each new non-employee director will be granted an option to purchase 80,000 shares of our common stock as soon as practicable following such director's appointment to the Board of Directors.

  Annual Grants—Each non-employee director who has served on the Board of Directors for more than six months will be granted an option to purchase 20,000 shares of our common stock in January of each year.

We do not intend for stock options granted to non-employee directors to qualify as incentive stock options under the Internal Revenue Code. We believe that these option grant guidelines will motivate and reward our non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the Nasdaq National Market applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing guidelines, from time to time, including prior to any stock option grant made to any non-employee director, the Compensation Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance by us and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

During the six months ended June 30, 2004, we granted 20,000 stock options with an exercise price of $15.39 to each of our non-employee directors, including James C. Gaither, Marc F. Racicot, Eric E. Schmidt, Charles R. Schwab and George T. Shaheen. The fair value of each of these stock options on the date of grant was approximately $106,000, or $5.31 per share, as determined using the Black-Scholes option valuation model. In addition, we granted 80,000 stock options with an exercise price of $12.15 per share to John W. White upon his appointment to the Board of Directors. The fair value of these stock options on the date of grant was approximately $351,000, or $4.39 per share, as determined using the Black-Scholes option valuation model.

The exercise price per share of each of the stock options granted to our Board of Director members during the six months ended June 30, 2004 per share was equal to the fair market value of common stock on the date of grant. Each of these stock options vest 20% on the one-year anniversary of the date of grant, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

Section VI. Equity Compensation Plan Information

Information related to each of our stock option plans is summarized as follows:

                                                                    Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise      Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding   Outstanding    Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  --------------------
 Equity compensation plans:
   Approved by shareholders (1).....    51,549,613    $     7.48            82,000,646
   Not approved by shareholders (2).    85,194,258    $    16.46           124,389,353
   Acquired companies' plans (3)....       980,852    $     9.07                    --
                                      -------------    ----------  --------------------
                                       137,724,723    $    13.04           206,389,999
                                      =============                ====================

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

One or more of the foregoing factors, as well as other factors, may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding and other factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our quarterly operating results may fluctuate.

Our total revenue and operating results may vary significantly from quarter-to-quarter. Some of the main factors that may affect these fluctuations are:

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

Each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to the customer's budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition or results of operations could be materially and adversely affected.

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

We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A slowdown in the global economy, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. A variation in the pipeline or in the conversion rate of the pipeline into contracts, or our inability to timely respond to a variation in the conversion of the pipeline into contracts in a timely manner, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for business applications software and services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economy and the economic and business conditions within these industries. For example, weak global economic conditions in 2001, 2002 and 2003 significantly impacted capital spending, particularly information technology spending within the industries listed above, resulting in a decrease in our software license revenues in 2001, 2002 and 2003. Future decreases in demand for computer software caused, in part, by weakness of the global economy may result in a decrease in revenues, operating income and/or our growth rates.

Hostilities involving the United States and/or terrorist attacks could harm our business.

Our operations could be negatively impacted if there are additional terrorist attacks or threats of terrorist attacks, or if hostilities involving the United States escalate. In the past, terrorist attacks, including attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. For example, the equity markets have reacted with significant declines in response to past terrorist actions. Further, as a result of past terrorist attacks and hostilities involving the United States, we believe many of our customers and potential customers were much more cautious in setting and spending against their capital expenditure budgets. Subsequent terrorist acts and/or the threat of future terrorist attacks or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost of our product to the customer is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors, over many of which we have little or no control, that may cause significant delays. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions and increased competition, our sales cycle has recently become longer than historical sales cycles. For example, our average sales cycle increased sequentially in the second quarter of 2004 compared to that of the first quarter of 2004.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably SOX. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of December 31, 2004 as required by Section 404 of SOX, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Our U.S. Federal income tax returns for 1998 through 2002 are currently under examination by the IRS. During 2003 and 2004, we received notices from the IRS of proposed adjustments to these income tax returns. In addition, certain of our U.S. payroll tax returns, primarily related to stock option exercises, U.S. sales and use tax returns, and international sales and value added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these income, payroll, sales and use, and sales and value added tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income, U.S. payroll, U.S. sales and use tax returns, or our international sales and value added tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Because of our limited history with our Siebel CRM OnDemand subscription model, we cannot predict with any degree of certainty the rate of the conversion of our sales pipeline, customer subscription renewals and the impact these renewals will have on our revenue or operating results.

We began offering Siebel CRM OnDemand, a hosted software application delivered as an online service, in the fourth quarter of 2003. Siebel CRM OnDemand is offered on a subscription basis, rather than as a perpetual license. Siebel CRM OnDemand customers have no obligation to renew their service subscriptions after the expiration of the initial subscription period, which is typically 12 months. Some former customers of acquired businesses have elected not to renew their subscriptions. In addition, our customers may elect to renew their service for fewer users. Because the fee structure for Siebel CRM OnDemand is based on the number of users, this could reduce our revenue generated from this service. We have limited historical data with respect to rates of customer subscription renewals, so we cannot predict with any degree of certainty customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their inability to continue their operations and/or spending levels. If our customers do not renew their subscriptions for our service, or if they renew our service for fewer users, our expectations regarding future revenues from this new product offering may be incorrect, which could adversely affect our business, financial condition or results of operations. Further, because of our limited operating history related to this subscription model, we cannot effectively estimate expense assumptions and thus we may not be able to adequately predict profitability of this business. Further, for the remainder of 2004, we expect to invest more in our Siebel CRM OnDemand business than we expect to realize in revenues from this business.

The market for Siebel CRM OnDemand and on-demand application services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business may be harmed.

The market for on-demand or "hosted" application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for CRM in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, if the demand for our Siebel CRM OnDemand service does not materialize as expected, our ability to recover our investment in UpShot Corporation, referred to herein as UpShot, and Ineto Services, Inc., referred to herein as Ineto, may be impaired. As of June 30, 2004, we have approximately $62.5 million of goodwill and $7.8 million of amortizable intangibles related to UpShot and Ineto.

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

We may not successfully complete the integration of our recent acquisitions into our Siebel CRM OnDemand business.

In order to expedite our entrance into the hosted CRM market, we acquired UpShot in November 2003 and Ineto in January 2004. The integration of these companies into a fully integrated Siebel OnDemand business will take time and the remaining integration work may be difficult and time consuming, particularly in light of this being a new business model for us. The combined companies must successfully complete the integration of, among other things, certain product and service offerings; product development, sales and marketing, administrative and customer service functions; and management information systems. In addition, we must retain the key management, employees, customers, distributors, vendors and other business partners of both companies in order to achieve certain desired synergies. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined businesses. If we do not successfully complete the integration of these operations in a timely manner, or at all, the combined companies may not realize the anticipated benefits of the acquisition to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We need to successfully integrate our other acquisitions.

Our business strategy includes pursuing opportunities to grow our business, internally and through selective acquisitions, investments, joint ventures and strategic alliances. For example, we recently completed two acquisitions: Ineto in January 2004 and Eontec Limited in April 2004. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of these acquisitions. Our ability to implement this business strategy depends, in part, on our success in making such acquisitions, investments, joint ventures and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of this strategy may impose significant strains on our management, operating systems, and financial and other resources. Failure to manage this strategy, or unexpected difficulties encountered during the implementation of this strategy, could have an adverse effect on our business, financial condition or results of operations.

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of any such acquisition. We may not be able to successfully assimilate the additional personnel, customers, operations, acquired technology and products obtained in the acquisition of these companies into our business. In particular, we will need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

We may incur future restructuring charges, which may adversely impact our operations.

During 2002 and 2003, we completed a restructuring of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities (collectively the "2002 and 2003 Restructurings"). As part of the 2002 and 2003 Restructurings, we ceased to use certain of our leased facilities. As a result of removing these facilities from our operations, we must negotiate certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we consolidate additional facilities in the future, which is currently under consideration for the second half of 2004, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We also cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our business may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through much of 2003, our revenues declined as a result of a deterioration of the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed the 2002 and 2003 Restructurings. The 2002 and 2003 Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if our operations return to positive growth we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition or results of operations.

Rapid change will require us to manage the size of our employee base.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, global services staff, technical and sales support staff. Although we currently invest sufficient resources in our direct sales force, global services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, global services, technical and sales support personnel. We may not be able to expand our direct sales force, global services staff, and technical and sales support staff as necessary to support our operations.

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

We currently account for stock options under APB 25 and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On March 31, 2004, the FASB issued a draft accounting pronouncement which, if implemented, will require us to expense stock options in our statement of operations effective January 1, 2005. The draft accounting pronouncement applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. The final statement is expected to be issued in the third quarter of 2004.

If we are required to change our accounting policy in accordance with this draft accounting pronouncement, we estimate that our earnings in 2005 could be reduced by up to approximately $35 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of June 30, 2004 and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Capgemini, Deloitte Consulting, IBM and BearingPoint, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationships with these significant systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as Hewlett-Packard, Microsoft and Sun Microsystems, among others. Failure to maintain existing relationships on terms equally favorable to us, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

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

If existing customers have difficulty deploying Siebel eBusiness Applications or for any other reason are not satisfied with Siebel eBusiness Applications, our business, financial condition or results of operations could be materially and adversely affected. Many of our customers purchase and implement our products in phases. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our products concurrently.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. In particular, if the number of software license transactions and/or the average size of these transactions decrease, our software license revenue may be negatively impacted. For example, during the six months ended June 30, 2004, the number of transactions generating software license revenues greater than $1 million declined from 61 transactions in the six months ended June 30, 2003 to 44 transactions in the six months ended June 30, 2004, accounting for a significant portion of the decline in our total revenues. The failure to enter into these larger software license transactions and/or maintain or increase the number of software license transactions could have a material adverse effect on our business, financial condition or results of operations.

Our distribution channels may create additional risks.

We have a number of relationships with resellers that assist us in obtaining broad market coverage. We have generally avoided exclusive relationships with resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts. Failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs, and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or enhancements to Siebel eBusiness Applications that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products or enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to Siebel eBusiness Applications are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to compete effectively in the Internet-related products and services market.

Siebel eBusiness Applications and Siebel CRM OnDemand communicate through public and private networks over the Internet. The success of our products and services may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. Additionally, expansion in the sales of our products and services depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by "viruses," "worms," and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our products and services would be significantly reduced, which would harm our business. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and services and the introduction of new products and services.

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease-of-use, accessibility, quality of service and potential tax or other government regulation remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and services and the distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

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

Our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long term total cost of ownership, which includes the cost of the license and the related professional services, such as implementation, training and technical support. With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success depends on our ability to adequately communicate the relative capabilities of our products, the total cost of ownership of the various alternative solutions (i.e., versus the cost of only the license), and the total return on investment of each of the various alternatives.

The following is a discussion of each of the individual competitive environments in which we operate:

Internal Development

Many of our customers and potential customers have in the past attempted to develop sales, marketing, customer service and employee relationship information systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. To compete successfully, our products must conform to the customer's information technology standards, scale to meet the needs of growing enterprises, operate globally and cost less than the result of an internal development effort. We may not be able to compete effectively against these internal development efforts.

Custom System Integration Projects

We also face competition from systems integrators engaged by companies to build custom applications. The introduction of a systems integrator typically increases the likelihood of success for the customer. To successfully compete in this area, we must demonstrate and provide to the customer the cost savings and advantages of a configurable, upgradable and commercially supported product developed by a dedicated professional software organization.

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

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or a particular industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Interact Commerce Corporation; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; Salesforce.com, Inc.; SAS Institute, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, which compete in a majority of our product lines.

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

There are many factors that may increase competition in the business systems market, including (i) entry of new competitors, (ii) alliances among existing competitors, (iii) alliances between our competitors and systems integrators, (iv) consolidation in the software industry or among systems integrators, and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations. We may not be able to compete successfully against current and future competitors or competitive pressures faced by us may materially and adversely affect our business, financial condition or results of operations.

Industry consolidation may lead to stronger competitors, which may harm our operating results.

Many leading companies in the market for business applications software have been the subject of mergers, acquisitions and divestitures during the last several years. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing business applications software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.

If we do not maintain our relationships with third-party vendors, interruptions in the supply of our products may result.

We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Portions of our products incorporate software that was developed and is maintained by third-party software developers. Although we believe there are other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The inability to replace, or any significant delay in the replacement of, functionality provided by third-party software in our products could materially and adversely reduce our business, financial condition or results of operations.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel. Our key employees have not entered into employment agreements with us. The loss of one or more of our senior management personnel could have a material adverse effect on our business, operating results and financial condition. In recent years, we have had members of our senior management announce their retirement or departure from our company. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our ongoing operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices.

We have restructured, and may in the future restructure, our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes and other internal considerations. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our business and operating results.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel eBusiness Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business, or (iii) we fail to meet our support obligations.

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their proprietary rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (i) be time-consuming to defend, (ii) result in costly litigation, (iii) divert management's attention and resources, (iv) cause product shipment delays, and (v) require us to pay monetary damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, financial condition or results of operations.

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

Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays, and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition or results of operations. In situations where direct sales or purchases are denominated in foreign currency, any fluctuation in the exchange rate may adversely affect our business, financial condition or results of operations. Generally, we manage our foreign currency exchange rate risk by entering into contracts to sell or purchase foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability. In certain instances, we have not hedged foreign currency receivables and payables when the forward contracts in the relevant currency were not readily available or were not cost-effective.

Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors and entities affiliated with us together beneficially own a significant portion of the outstanding shares of our common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Our stock price may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in June 1996. The trading price of our common stock is subject to significant fluctuations in response to (i) variations in quarterly operating results; (ii) the gain or loss of significant orders; (iii) changes in earning estimates by analysts; (iv) changes in our revenue and/or earnings expectations as announced in our earnings call; (v) announcements of technological innovations or new products by us or our competitors; (vi) changes in the domestic and international economic, political and business conditions; (vii) general conditions in the software and computer industries; (viii) the recent lack of confidence in corporate governance and accounting practices; and (ix) other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Provisions in our charter documents may prevent, discourage or delay certain corporate actions.

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc. in 2000, and 100,000 shares have been designated as Series A2 Junior Participating Preferred Stock, which were authorized in connection with a stockholders' rights plan that we implemented in 2003. Additional shares of preferred stock could be authorized or issued with voting, liquidation, dividend and other rights superior to those of the common stock.

The rights of the holders of common stock will be subject to and may be adversely affected by the rights of the holders of any preferred stock that has already been authorized or issued, or that may be issued in the future. The issuance of the Series A2 Junior Participating Preferred Stock or the authorization of additional classes of preferred stock by our Board of Directors in the future, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting common stock. In addition, the following factors could also delay or make more difficult a merger, tender offer or proxy contest: (i) our classified Board of Directors, (ii) certain provisions of our certificate of incorporation, (iii) certain provisions of our bylaws, and (iv) certain provisions of Delaware law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The tables below provide information about our derivative financial instruments and other financial instruments that are subject to market risk. The first table includes our foreign currency contracts used to minimize the impact of changes in currency rates on existing foreign currency receivables, payables and intercompany balances, which are subject to exchange rate risk. The second table includes our available-for-sale short-term investments, which are subject to interest rate risk.

We manage our foreign currency exchange rate risk by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. When the foreign currency asset or liability is extinguished, the contract is liquidated, and the resulting gain or loss on the contract mitigates the exchange rate risk of the associated asset or liability.

The following table summarizes as of June 30, 2004 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount    Contract        Fair
                                           (Local Currency)    Amount      Value (US$)
                                           ----------------  -----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................     (AUD) 21,287    US$14,678  $        (71)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 25,072     US$7,580  $       (109)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................      (GBP) 6,970   EUR 10,374  $        (45)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................        (CAD) 660       US$423  $         64

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)....................  (JPY) 2,686,000    US$24,045  $       (913)

Korean won ("KRW") (contracts to pay
  KRW/receive US$)........................     (KRW) 84,000        US$64  $          9

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$).................     (MXN) 29,850     US$2,537  $        (18)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................      (SGD) 1,687       US$979  $          8

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................     (CZK) 45,500    EUR 1,417  $          8

Euros ("EUR") (contracts to receive
  EUR/pay US$)............................    (EUR) 155,474   US$185,118  $      3,889

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................     (SEK) 10,000    EUR 1,088  $          6

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)....................      (CHF) 2,984    EUR 1,931  $         49

The following table summarizes our short-term investments and the weighted average yields as of June 30, 2004 (in thousands, except percentages):

                                                         Expected Maturity Date
                                     ------------------------------------------------------------------------
                                       2004      2005      2006      2007      2008   Thereafter     Total
                                     --------- --------- --------- --------- -------- ----------- -----------
US Treasury and Agency securities...  $68,663  $120,788  $242,933   $30,596   $1,480       2,007    $466,467
  Weighted average yield............     1.38%     2.17%     2.80%     2.78%    3.50%       3.90%

Corporate bonds.....................  $48,804  $158,780  $275,762  $157,659  $24,195      14,038    $679,238
  Weighted average yield............     1.65%     2.45%     2.78%     2.62%    3.70%       4.58%

Asset-backed securities.............  $36,395  $139,427   $90,639   $49,934   $4,644     $11,744    $332,783
  Weighted average yield............     1.68%     2.52%     3.09%     3.36%    2.83%       3.48%
                                     --------- --------- --------- --------- -------- ----------- -----------
Total short-term investments........ $153,862  $418,995  $609,334  $238,189  $30,319     $27,789  $1,478,488
                                     ========= ========= ========= ========= ======== =========== ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2004, the fair value of the above investments would decline by approximately $21.1 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 4. Controls and Procedures

We have historically made our internal controls over financial reporting a high priority and we continue to do so. Our Internal Controls Committee, comprised primarily of senior financial and legal personnel, assists us in ensuring that our internal controls over financial reporting are complete, accurate and appropriately documented. In addition, our internal audit department reviews and tests our internal controls in order to ensure that the internal controls are designed appropriately and are operating as designed. The Sarbanes-Oxley Act of 2002 ("SOX") and resulting rules adopted by the Securities and Exchange Commission ("SEC") served as a catalyst for us to formalize many of our processes, controls and procedures that we have instituted to ensure proper financial reporting. The following is a summary of the procedures that we have undertaken with respect to Section 302 of SOX ("Section 302") and Section 404 of SOX ("Section 404").

Section 302

Attached as Exhibits 31 and 32 to this quarterly report are two separate forms of certifications of our CEO and CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of SOX (the "Section 302 Certifications"). The information contained below relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of June 30, 2004 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below under Section 404, our Disclosure Controls are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Exchange Act.

Our CEO and CFO note that during the three and six months ended June 30, 2004, there have been no changes in our Internal Controls or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Controls over financial reporting a high priority, and will strive to improve our Internal Controls and take corrective action if we discover any deficiencies in our Internal Controls.

Section 404

Under Section 404, we are required to document all of our internal controls over business and financial processes and procedures that may affect our reported financial results. In addition, we will issue a report on the effectiveness of our internal controls over financial reporting, including a statement as to whether or not such controls are effective. In addition, our independent auditors will perform an audit of our internal controls over financial reporting and provide an assessment of those controls as of December 31, 2004.

Responsibility for Disclosure and Internal Controls

Our management, including our CEO and CFO, has the responsibility of establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation Under Section 404

As of December 31, 2003, we had substantially completed the documentation and testing of our significant business and financial process and procedures, representing approximately 50 individual processes, which may materially impact our reported financial and operating results. In accordance with SOX, we will test our internal controls each year and, accordingly, we have begun our testing for 2004 and expect to complete this testing by the fourth quarter. As of June 30, 2004, our management and internal audit department have completed their review and testing of many of our individual processes and we believe we are on schedule to complete this testing by the end of the year. In addition, our auditors have begun their test work, which we also believe will be completed in accordance with the requirements of SOX. To date, we have found no material weaknesses, as defined in the professional accounting literature and described below, with our internal control structure.

Our evaluation of our Disclosure Controls and our Internal Controls included a formal documentation and review of the controls' objectives and designs, along with our controls' implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Among other matters, we sought in our evaluation to determine whether there were any control deficiencies (particularly "significant deficiencies" or "material weaknesses") in our Internal Controls, and whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for our controls evaluation generally and because Item 5 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the quarterly report. In professional auditing literature, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "significant deficiency" in the control structure exists when there is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected. A "material weakness" is defined in auditing literature as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Part II. Other Information

Item 1. Legal Proceedings

On May 6, 2003, the Enforcement Division staff ("Staff") of the SEC contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the SEC Staff notified us and two of our officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. We, along with our officers, have filed submissions with the SEC in response to the SEC notices and we believe that these submissions contain numerous meritorious defenses to these allegations. On June 29, 2004, the SEC filed a lawsuit against us and two of our officers alleging claims in connection with the statements described above. We believe the allegations in this action are without merit and we intend to defend vigorously against these claims.

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California against us and certain of our officers. This action alleges claims in connection with various public statements made by us and seeks damages together with interest and reimbursement of costs and expenses of litigation. A number of follow-on actions have been filed alleging substantially similar claims. We believe the allegations in these actions are without merit and we intend to defend vigorously against these claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on June 23, 2004. At the annual meeting, our stockholders (i) elected each of the persons below to serve as a director until the 2007 Annual Meeting of Stockholders or until their successor is elected, (ii) ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2004, and (iii) rejected a stockholder proposal that requested that we adopt a policy that the cost of future employee and director stock options be recognized in our annual income statement (the "Stock Option Expensing Proposal"). The following sets forth a summary of each of the proposals and the results of the voting at the annual meeting.

Proposal 1—Election of Directors

Our Nominating and Corporate Governance Committee reviewed the qualifications of C. Scott Hartz, Charles R. Schwab, George T. Shaheen, and John W. White to serve as members of our Board of Directors, and unanimously recommended that each nominee be submitted to our stockholders for election to the Board of Directors until the 2007 Annual Meeting of Stockholders or until their successor is elected. The other directors whose terms of office continued after the meeting are Thomas M. Siebel, James C. Gaither, Marc F. Racicot, Patricia A. House, J. Michael Lawrie, and Eric E. Schmidt, Ph.D. The votes for and withheld from such nominees were as follows:

           Name                   For          Withheld
--------------------------   -------------  ---------------
C. Scott Hartz                422,155,055       14,363,088
Charles R. Schwab             397,527,651       38,990,492
George T. Shaheen             422,134,820       14,383,323
John W. White                 422,913,294       13,604,849

Proposal 2—Ratification of Selection of Independent Auditors

Our Audit Committee and Board of Directors selected KPMG LLP as our independent auditors for the year ending December 31, 2004, and directed that management submit the selection of independent auditors for ratification by our stockholders at the annual meeting. KPMG LLP has audited our financial statements since our inception in 1993. Our stockholders ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2004, with 419,491,324 votes "For," 14,914,283 votes "Against," and 2,112,536 votes of "Abstain." There were no "broker non-votes."

In addition to the above proposals submitted to our stockholders by our Board of Directors, the Stock Option Expensing Proposal was also submitted for our stockholders' consideration by one of our stockholders. The following is a summary of the Stock Option Expensing Proposal and the results of the voting at the annual meeting:

Proposal 3—Stock Option Expensing Proposal

The United Brotherhood of Carpenters Pension Fund, beneficial owner of 8,200 shares, or less than 0.002%, of our common stock, submitted the Stock Option Expensing Proposal to be voted on by our stockholders at the annual meeting. The Stock Option Expensing Proposal requested that we adopt a policy that the cost of future employee and director stock options be recognized in our annual income statement.

Our stockholders rejected this proposal with approximately 51% of the votes cast against, which consisted of 133,745,562 votes "Against" and 31,096,310 votes of "Abstain." Abstentions were treated as shares present and entitled to vote, so an abstention had the same effect as a vote "Against" the proposal. There were 158,699,707 votes "For" and 112,976,564 "broker non-votes."

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description of Document
2.1	Share Purchase Agreement dated as of April 20, 2004, by and among Siebel Systems Ireland Holdings Limited, Eontec Limited, the Selling Shareholders and Bernard Horn, as Shareholders' Agent. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (2)
3.2	Amended and Restated Bylaws of the Registrant. (3)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (4)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (5)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (6)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (7)
4.6	Rights Agreement dated as of January 29, 2003, between the Registrant and Mellon Investors Services LLC, as Rights Agent. (7)
4.7	Form of Rights Certificate. (7)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (8)
10.2	Registrant's 1998 Equity Incentive Plan, as amended. (8)
10.3	Offer Letter, dated April 28, 2004, to J. Michael Lawrie. (8) (9)
10.4	Form of Restricted Stock Unit Award Agreement and Notice. (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

__________________

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 4, 2004.
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.
  Filed herewith.
  Confidential treatment has been requested for a portion of this exhibit.

(b) Reports on Form 8-K.

On April 2, 2004, the Registrant furnished a current report on Form 8-K under Item 12 reporting preliminary results for the quarter ended March 31, 2004.

On April 15, 2004, the Registrant furnished a current report on Form 8-K under Item 12 reporting final results for the quarter ended March 31, 2004.

On May 4, 2004, the Registrant furnished a current report on Form 8-K under Items 2 and 7 reporting its acquisition of Eontec Limited on April 20, 2004.

On June 30, 2004, the Registrant filed a current report on Form 8-K/A, amending a previous current report on Form 8-K under Item 7, reporting financial statements and financial information in connection with the acquisition of Eontec Limited on April 20, 2004.

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

Dated: August 6, 2004

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer (Prinicipal Financial Officer)