Form 10-Q
period 2004-09-30
SIEBEL SYSTEMS INC
filed 2004-11-08
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of October 20, 2004, was 508,172,487.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,  September 30,
                                                                               2003          2004
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    583,532  $    506,574
   Short-term investments..............................................      1,439,674     1,647,162
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,023,206     2,153,736

   Accounts receivable, net............................................        259,834       208,805
   Deferred income taxes...............................................         61,742        64,222
   Prepaids and other..................................................         52,186        47,557
                                                                          ------------- -------------
          Total current assets.........................................      2,396,968     2,474,320

Property and equipment, net............................................        157,391        93,730
Goodwill...............................................................        140,957       202,488
Intangible assets, net.................................................         10,786        24,066
Other assets...........................................................         42,406        37,300
Deferred income taxes..................................................         95,866        94,866
                                                                          ------------- -------------
          Total assets.................................................   $  2,844,374  $  2,926,770
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     18,907  $     31,898
   Accrued expenses....................................................        333,270       317,462
   Restructuring obligations...........................................         53,676        36,397
   Deferred revenue....................................................        282,217       288,869
                                                                          ------------- -------------
          Total current liabilities....................................        688,070       674,626

Restructuring obligations, less current portion........................         97,919        78,474
Other long-term liabilities............................................          8,159         3,035
                                                                          ------------- -------------
          Total liabilities............................................        794,148       756,135
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     498,305 and 507,596 shares issued and outstanding, respectively...            498           508
  Additional paid-in capital...........................................      1,550,834     1,622,821
  Deferred compensation................................................         (1,479)       (3,021)
  Accumulated other comprehensive income...............................         58,650        49,366
  Retained earnings....................................................        441,723       500,961
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,050,226     2,170,635
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  2,844,374  $  2,926,770
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                  Three Months Ended    Nine Months Ended
                                                                     September 30,        September 30,
                                                                --------------------- ----------------------
                                                                   2003       2004        2003       2004
                                                                ---------- ---------- ----------- ----------
Revenues:
   Software license...........................................  $ 110,003  $ 104,579  $  331,989  $ 326,207
   Professional services, maintenance and other...............    211,429    212,507     655,497    621,225
                                                                ---------- ---------- ----------- ----------
       Total revenues.........................................    321,432    317,086     987,486    947,432
                                                                ---------- ---------- ----------- ----------
Cost of revenues:
   Software license...........................................      5,974      3,010      14,963      9,054
   Professional services, maintenance and other...............    120,489    108,868     372,142    324,534
                                                                ---------- ---------- ----------- ----------
       Total cost of revenues.................................    126,463    111,878     387,105    333,588
                                                                ---------- ---------- ----------- ----------
            Gross margin......................................    194,969    205,208     600,381    613,844
                                                                ---------- ---------- ----------- ----------
Operating expenses:
   Product development........................................     71,432     69,718     226,177    217,279
   Sales and marketing........................................     82,756     76,500     276,804    241,166
   General and administrative.................................     27,319     27,114      81,860     76,200
   Restructuring and related expenses.........................    104,767      6,151     105,041      5,743
   Purchased in-process product development...................         --         --          --      6,000
                                                                ---------- ---------- ----------- ----------
       Total operating expenses...............................    286,274    179,483     689,882    546,388
                                                                ---------- ---------- ----------- ----------
            Operating income (loss)...........................    (91,305)    25,725     (89,501)    67,456
                                                                ---------- ---------- ----------- ----------
Other income (expense), net:
   Interest and other income, net.............................     14,140     11,698      44,562     33,804
   Loss on early extinguishment of debt.......................    (10,711)        --     (10,711)        --
   Interest expense...........................................     (4,827)      (174)    (14,575)      (728)
                                                                ---------- ---------- ----------- ----------
       Total other income (expense), net......................     (1,398)    11,524      19,276     33,076
                                                                ---------- ---------- ----------- ----------
            Income (loss) before income taxes.................    (92,703)    37,249     (70,225)   100,532
Income taxes (benefit)........................................    (33,373)    17,879     (25,281)    41,294
                                                                ---------- ---------- ----------- ----------
            Net income (loss).................................  $ (59,330) $  19,370  $  (44,944) $  59,238
                                                                ========== ========== =========== ==========

Diluted net income (loss) per share...........................  $   (0.12) $    0.04  $    (0.09) $    0.11
                                                                ========== ========== =========== ==========
Basic net income (loss) per share.............................  $   (0.12) $    0.04  $    (0.09) $    0.12
                                                                ========== ========== =========== ==========

Shares used in diluted share computation......................    493,933    533,303     490,049    540,416
                                                                ========== ========== =========== ==========
Shares used in basic share computation........................    493,933    506,706     490,049    503,983
                                                                ========== ========== =========== ==========
Comprehensive income (loss):
Net income (loss).............................................  $ (59,330) $  19,370  $  (44,944) $  59,238
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments...................     (2,586)     4,354      16,130     (2,305)
   Realized (gain) loss on marketable investments previously
      recognized in other comprehensive income................       (633)       (88)     (2,856)    (1,198)
   Unrealized gain (loss) on investments, net.................     (3,131)     3,690       2,568     (5,781)
                                                                ---------- ---------- ----------- ----------
       Other comprehensive income (loss)......................     (6,350)     7,956      15,842     (9,284)
                                                                ---------- ---------- ----------- ----------
            Total comprehensive income (loss).................  $ (65,680) $  27,326  $  (29,102) $  49,954
                                                                ========== ========== =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                                 2003         2004
                                                                            ------------- ------------
Cash flows from operating activities:
   Net income (loss)....................................................... $    (44,944) $    59,238
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring.......       17,506        1,908
      Write-off of purchased in-process product development................           --        6,000
      Write-off of acquired technology.....................................        2,449           --
      Loss on early extnguishment of debt..................................       10,711           --
      Depreciation and amortization........................................      116,189       84,356
      Amortization of identifiable intangible assets.......................        5,051        7,219
      Stock-based compensation, net........................................        1,326        2,494
      Provision for (recovery of) doubtful accounts and sales returns......        7,434         (939)
      Tax benefit from exercise of stock options...........................           --       10,400
      Deferred income taxes................................................      (25,423)          16
      Write-down of cost-method investments to fair value..................          675        1,820
      Net realized gains on marketable investments.........................       (4,760)      (1,997)
      Changes in operating assets and liabilities:
         Accounts receivable...............................................       79,728       54,439
         Prepaids and other................................................       (1,062)       9,279
         Accounts payable and accrued expenses.............................      (26,353)      (5,604)
         Restructuring obligations.........................................       25,209      (38,354)
         Deferred revenue..................................................      (10,552)       4,802
                                                                            ------------- ------------
           Net cash provided by operating activities.......................      153,184      195,077
                                                                            ------------- ------------
Cash flows from investing activities:
   Purchases of property and equipment, net................................      (14,021)      (7,790)
   Purchases of short-term investments.....................................   (1,521,990)  (1,398,049)
   Sales and maturities of short-term investments..........................    1,522,069    1,167,923
   Proceeds from sale of marketable equity securities......................        5,593          505
   Purchase consideration for acquired businesses, net of cash received....       (1,680)     (76,556)
   Other non-operating assets and non-marketable securities................         (324)          --
                                                                            ------------- ------------
           Net cash used in investing activities...........................      (10,353)    (313,967)
                                                                            ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................       41,127       57,368
   Repurchase of convertible subordinated debentures.......................     (307,080)          --
   Repayments of capital lease obligations.................................       (9,549)      (9,398)
                                                                            ------------- ------------
           Net cash provided by (used in) financing activities.............     (275,502)      47,970
                                                                            ------------- ------------
Effect of exchange rate fluctuations.......................................       10,161       (6,038)
                                                                            ------------- ------------
Change in cash and cash equivalents........................................     (122,510)     (76,958)
Cash and cash equivalents, beginning of period.............................      667,511      583,532
                                                                            ------------- ------------
Cash and cash equivalents, end of period................................... $    545,001  $   506,574
                                                                            ============= ============
Supplemental disclosures of non-cash activities:
   Fair value of common stock and stock options issued for acquisitions.... $      1,670  $        --
                                                                            ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of September 30, 2004 and the three and nine months ended September 30, 2003 and 2004 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

  An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant as determined using the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized on a straight-line basis over the respective vesting period of the stock option.

  As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation the Company must first add back all stock-based compensation expense reflected in its statement of operations, then deduct the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on the Company's earnings and earnings per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,            September 30,
                                                                    ----------------------   ----------------------
                                                                       2003        2004         2003        2004
                                                                    ----------  ----------   ----------  ----------
Net income (loss):
  As reported.....................................................  $ (59,330)  $  19,370    $ (44,944)  $  59,238
                                                                    ----------  ----------   ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        346         386        1,326       2,494
    In-the-money stock options and restricted stock units.........     (7,109)       (584)     (20,853)     (3,140)
    Stock purchase rights under the Purchase Plan.................     (1,904)     (2,554)      (3,973)     (8,071)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................     (8,667)     (2,752)     (23,500)     (8,717)
                                                                    ----------  ----------   ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (35,738)    (35,109)    (108,320)   (120,002)
    Stock options cancelled for no consideration..................         --          --     (251,821)         --
    Stock options forfeited in connection with terminations.......     (6,390)         --      (29,337)     (1,940)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................    (42,128)    (35,109)    (389,478)   (121,942)
                                                                    ----------  ----------   ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (50,795)    (37,861)    (412,978)   (130,659)
                                                                    ----------  ----------   ----------  ----------
  Pro forma net loss giving effect to SFAS 123....................  $(110,125)  $ (18,491)   $(457,922)  $ (71,421)
                                                                    ==========  ==========   ==========  ==========

Diluted net income (loss) per share:
  As reported.....................................................  $   (0.12)  $    0.04    $   (0.09)  $    0.11
                                                                    ==========  ==========   ==========  ==========

  Pro forma giving effect to SFAS 123.............................  $   (0.22)  $   (0.04)   $   (0.93)  $   (0.14)
                                                                    ==========  ==========   ==========  ==========

Basic net income (loss) per share:
  As reported.....................................................  $   (0.12)  $    0.04    $   (0.09)  $    0.12
                                                                    ==========  ==========   ==========  ==========

  Pro forma giving effect to SFAS 123.............................  $   (0.22)  $   (0.04)   $   (0.93)  $   (0.14)
                                                                    ==========  ==========   ==========  ==========

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of September 30, 2003 and 2004 were $9.76 and $7.54, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $42,128,000 and $389,478,000 of expense during the three and nine months ended September 30, 2003, respectively, and $35,109,000 and $121,942,000 of expense during the three and nine months ended September 30, 2004, respectively, related to (i) stock options that were cancelled by the Company's Chairman for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $17.77 per share compared to a closing price of $7.54 per share as of September 30, 2004). These items represented 83% and 94% of the pro forma expense for the three and nine months ended September 30, 2003, respectively, and 93% of the pro forma expense for both the three and nine months ended September 30, 2004.

  The Company determined the assumptions used in computing the fair value of its stock options and stock purchase rights issued under its employee stock purchase plan (the "Purchase Plan") as follows:

  Expected Life

  In determining the appropriate expected life of its stock options, the Company segregates its optionholders into the following categories: (i) CEO and members of its Board of Directors, (ii) officers and (iii) non-officer employees. The Company determined these categories based in part on its belief that its CEO, officers and members of its Board of Directors hold stock options for longer periods than its non-officer employees. The Company estimated the expected useful lives for each of these categories giving consideration to the vesting and purchase periods, contractual lives, expected employee turnover, the relationship between the exercise price and the fair market value of the Company's common stock, and past and expected exercise behavior within each of the individual categories, among other factors.

  During the three months ended September 30, 2004, the Company increased its expected life assumption, both on a year-over-year and sequential basis, related to each of the above categories primarily due to the continued low levels of volatility of its common stock (i.e., lower volatility historically results in a longer stock option life).

  Volatility

  The Company estimated expected volatility giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. In considering these factors, the Company notes that (i) the stock market in general, and its common stock in particular, have continued to become less volatile over the last two years; and (ii) implied volatility in traded options for the Company's common stock has continued to decrease during the third quarter of 2004 relative to previous periods.

  Risk-Free Interest Rate

  The Company estimated the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

  The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      --------------------  ---------------------
                                         2003       2004       2003        2004
                                      ----------  --------  ----------  ---------
Risk-free interest rate.............      2.02%    3.06%      1.69%     3.00%
Expected life (in years)............       3.3       3.7         3.1        3.4
Expected volatility.................        46%      41%        47%       41%

  Using the Black-Scholes option valuation model, stock options granted during the three and nine months ended September 30, 2003 had weighted average fair values of $3.21 and $2.92 per share, respectively, as compared to weighted average fair values of $2.60 and $3.20 per share during the three and nine months ended September 30, 2004, respectively.

  The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes option valuation model with the following weighted average assumptions used for purchases:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      --------------------  ---------------------
                                         2003       2004       2003        2004
                                      ----------  --------  ----------  ---------
Risk-free interest rate.............      1.01%    1.71%      1.05%     1.40%
Expected life (in years)............       0.6       0.5         0.6        0.5
Expected volatility.................        38%      46%        47%       46%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during the three and nine months ended September 30, 2003 was $2.48 and $2.40 per share, respectively, as compared to a weighted average fair value of $2.22 and $2.85 per share during the three and nine months ended September 30, 2004, respectively.

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

  The Company expects to apply the recognition and measurement guidance in EITF 03-01 to other-than-temporary impairment evaluations beginning in the fourth quarter of 2004.  The Company adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003 and will adopt the disclosure requirements for cost method investments as of December 31, 2004. The Company does not expect the adoption of EITF 03-01 to have a material effect on its financial position, results of operations or cash flows.

  Restructuring Obligations

  During 2002, 2003 and 2004, the Company initiated a series of restructurings designed to better align its operating structure with expected revenue levels. The Company initiated and completed the first restructuring of its operations during 2002 (the "2002 Restructuring"), resulting in a charge to its operations of $205,305,000 during 2002. Due in part to the continued weakening in the global economy and reduced revenue expectations, the Company initiated a further restructuring of its operations in the second quarter of 2003, which was completed in September 2003 (the "2003 Restructuring"). The Company recorded charges to its operations during 2003 totaling $104,391,000, which consisted of $89,500,000 associated with the 2003 Restructuring and $14,891,000 associated with changes in estimates related primarily to the 2002 Restructuring.

  The 2002 and 2003 Restructurings included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures.

  In order to continue to reduce expense levels and to further improve the Company's operating margins, the Company initiated an additional restructuring of its operations during the third quarter of 2004 (the "2004 Restructuring," and collectively with the 2002 Restructuring and 2003 Restructuring, the "Restructurings"). The 2004 Restructuring consisted primarily of the consolidation of additional facilities (located primarily in North America and Asia Pacific) and the abandonment of the related leasehold improvements and furniture and fixtures.

  The following table summarizes the restructuring and related expenses incurred during the nine months ended September 30, 2004, and the remaining obligations related to the Restructurings as of December 31, 2003 and September 30, 2004 (in thousands):

                                                           Employee     Facility-       Asset
                                                         Termination     Related     Abandonment
                                                          Costs (1)     Costs (2)     Costs (3)     Total
                                                         ------------ ------------- ------------ -----------
Restructuring obligations, December 31, 2003............ $     3,805  $    147,790  $        --  $  151,595
                                                         ------------ ------------- ------------ -----------
Restructuring and related expenses:
  Recognized related to the 2004 Restructuring (4)......          --         2,833        1,703       4,536
  Recognized related to changes in estimates (5)........      (1,465)          837          205        (423)
  Accretion related to the Restructurings (6)...........          --         1,630           --       1,630
                                                         ------------ ------------- ------------ -----------
     Total (7)..........................................      (1,465)        5,300        1,908       5,743
Cash payments...........................................      (1,557)      (39,002)          --     (40,559)
Non-cash charges........................................          --            --       (1,908)     (1,908)
                                                         ------------ ------------- ------------ -----------
Restructuring obligations, September 30, 2004........... $       783  $    114,088  $        --  $  114,871
                                                         ============ ============= ============
     Less: Restructuring obligations, short-term........                                             36,397
                                                                                                 -----------
     Restructuring obligations, long-term...............                                         $   78,474
                                                                                                 ===========

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 Restructuring. The remaining obligations as of September 30, 2004 relate to less than 10 terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the U.S. The Company expects to complete these terminations within the next six months.

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

    In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2004 Restructuring after giving effect to the net present value of the related obligations.

    The Company revised its estimated obligations with respect to the 2003 Restructuring during the nine months ended September 30, 2004 as follows:

        Employee termination costs—Due primarily to higher than expected voluntary terminations associated with positions included in the 2003 Restructuring, the Company reduced its remaining obligations for employee termination costs during the second quarter of 2004.

        Facility-related costs—Due primarily to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from the Company entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

    Represents the accretion of the 2003 and 2004 Restructuring obligations. The Company will continue to accrete its obligations related to the 2003 and 2004 Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

    The following is a summary of the net restructuring and related expenses recognized during the three and nine months ended September 30, 2004 (in thousands):

                                                                                          Nine Months
                                                            Six Months                       Ended
                                                              Ended           Third       September 30,
                                                          June 30, 2004      Quarter         2004
                                                         ---------------- ------------- ----------------
Restructuring and related expenses:
  2004 Restructuring-related............................ $            --  $      4,536  $         4,536
  Changes in estimates..................................          (1,579)        1,156             (423)
  Accretion.............................................           1,171           459            1,630
                                                         ---------------- ------------- ----------------
     Total restructuring and related expenses........... $          (408) $      6,151  $         5,743
                                                         ================ ============= ================

  The following table summarizes the time period in which the Company anticipates settling its remaining restructuring obligations as of September 30, 2004 (in thousands):

                                                         Leases               Other          Estimated         Total
                                                         in the           Restructuring-     Sublease      Restructuring
                                                    Restructurings (1)   Related Costs (2)   Income (3)     Obligations
                                                   -------------------  ------------------  ------------  ---------------
Three months ending December 31, 2004............. $            7,581   $           6,752   $    (2,647)  $       11,686
Year ending December 31, 2005.....................             42,068              11,862       (19,777)          34,153
Year ending December 31, 2006.....................             32,199               9,240       (19,944)          21,495
Year ending December 31, 2007.....................             27,394               5,810       (20,010)          13,194
Year ending December 31, 2008.....................             26,450               7,286       (18,531)          15,205
Year ending December 31, 2009, and thereafter.....            120,485              36,509      (129,363)          27,631
                                                   -------------------  ------------------  ------------  ---------------
     Total restructuring obligations, gross....... $          256,177   $          77,459   $  (210,272)         123,364
                                                   ===================  ==================  ============
     Future accretion (4).........................                                                                (8,493)
                                                                                                          ---------------
     Present value of minimum lease payments......                                                               114,871
     Less: restructuring obligations, short-term..                                                                36,397
                                                                                                          ---------------
     Restructuring obligations, long-term portion.                                                        $       78,474
                                                                                                          ===============

    Represents the Company's remaining lease commitments related to properties included in the Restructurings.

    Consists primarily of (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties, (ii) estimated commissions associated with anticipated subleases of the restructured properties, and (iii) the remaining obligations related to employee termination cost.

    The Company estimated sublease income and the related timing thereof based upon the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company's estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors which may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

    The Company has reduced the facility-related obligations associated with the 2003 and 2004 Restructurings to their net present value. Future accretion represents the interest component of these obligations and will be recognized in future periods by the Company as an additional restructuring and related expense and as an increase in the carrying amount of the 2003 and 2004 Restructuring obligations.

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

  Commitments and Contingencies

  Legal Proceedings

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the Staff notified the Company and two of its officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. The Company and its officers have filed submissions with the SEC in response to the SEC notices that the Company believes contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against the Company and two of its officers alleging, among other things, that the Company and its officers violated Regulation FD in connection with the statements described above. In September 2004, the Company filed a motion to dismiss the complaint. A hearing on the motion has been scheduled for December 2004. The Company believes the allegations in this action are without merit and it intends to defend itself vigorously.

  On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed an action in the United States District Court for the Northern District of California against the Company and certain of its officers. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, the Company filed a motion for dismissal of the consolidated complaint in this case. On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of the Company's stockholders, filed an action in the Superior Court of California (the "Superior Court") against the Company and certain members of the Company's Board of Directors. These actions allege claims in connection with various public statements made by the Company and seek damages together with interest and reimbursement of costs and expenses of litigation. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint. The Company believes the allegations in these actions are without merit and it intends to defend vigorously against these claims.

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

  Income, Payroll and Sales and Use Tax Audits

  Income Tax Audits

  The Company's U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, the Company received notices from the IRS of proposed adjustments to certain of these tax returns. In August 2004, the Company reached a tentative settlement with the IRS with respect to the IRS's examination of the Company's income tax returns for 1998 through 2000, which the Company believes resolves all significant matters outstanding with respect to the Company's income tax returns for 1998 through 2000. Please refer to Note 5 below for a discussion of the impact on the Company's effective tax rate for the third quarter of 2004 due to this tentative settlement.

  While the final resolution of the IRS's on-going examination of the Company's income tax returns remains uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome of these examinations will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

  Payroll Tax Audits

  The Company's U.S. payroll tax returns for 1999 through 2001 are currently under examination by the IRS, primarily related to taxes associated with stock option exercises. While to date the Company has not received any notices of proposed adjustments with respect to this examination, the Company expects that the IRS may issue a notice of proposed adjustment to its payroll tax returns in the fourth quarter of 2004. While the final resolution of this on-going examination of the Company's payroll tax returns is uncertain, based on currently available information, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the IRS audit of the Company's U.S. payroll tax returns for 1999 through 2001.

  Sales and Use Tax Audits

  The Company's sales and use tax returns in various states in the U.S. for 2000 through 2003 and certain international sales and value added tax returns for 2002 through 2004 are currently under examination and/or review by the applicable taxing authorities. While the final resolutions of these on-going examinations are uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the audits of these tax returns.

  Summary

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

  The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of September 30, 2004, the Company leases facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Future minimum lease payments under both operating and capital leases as of September 30, 2004 are as follows (in thousands):

                                                       Capital     Operating
                                                        Leases      Leases
                                                      ---------- ------------
Three months ending December 31, 2004...............  $   2,620  $    21,070
Year ending December 31, 2005.......................      6,500       65,993
Year ending December 31, 2006.......................         --       63,858
Year ending December 31, 2007.......................         --       61,945
Year ending December 31, 2008.......................         --       61,865
Year ending December 31, 2009, and thereafter.......         --      371,151
                                                      ---------- ------------
     Total minimum lease payments...................      9,120  $   645,882
                                                                 ============
     Amounts representing interest..................       (342)
                                                      ----------
     Present value of minimum lease payments........      8,778
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)......      1,169
                                                      ----------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)....  $   7,609
                                                      ==========

  Operating lease commitments related to properties included in the Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 2 for further discussion of the Company's restructuring obligations, including a five-year summary of anticipated settlement dates of such obligations.

  Income Taxes

  The Company's income tax expense computed at the federal statutory rate of 35% differed from the Company's actual income tax expense for the three and nine months September 30, 2004 primarily due to (i) additional tax expense associated with the tentative settlement of certain IRS income tax examinations, as discussed further in Note 4, and (ii) certain expenses that are not deductible for income tax purposes. The following is a reconciliation of the Company's federal statutory rate to the Company's effective tax rate for the three and nine months ended September 30, 2004 (in thousands):

                                                             Period Ended
                                                          September 30, 2004
                                                        -----------------------
                                                       Three Months  Nine Months
                                                        -----------  ----------
  Expected income tax expense.........................      35.0%       35.0%
  State income taxes, net of federal tax benefit......       2.6%        3.1%
  Tentative settlement of income tax audit............       9.9%        3.7%
  Non-deductible expenses.............................       5.7%        4.6%
  Purchased in-process product development............        -- %        2.1%
  Foreign rate differential...........................      (6.5)%       (6.2)%
  Research and development credit.....................        -- %       (1.0)%
  Other, net..........................................       1.3%       (0.2)%
                                                        -----------  ----------
    Total income tax expense..........................      48.0%       41.1%
                                                        ===========  ==========

  Acquisitions, Goodwill and Intangible Assets

  The following is a summary of the Company's acquisitions during 2003 and 2004, each of which has been accounted for as a purchase:

  2004 Acquisitions

  Acquisition of Eontec Limited

  On April 20, 2004, the Company acquired all of the outstanding issued share capital of Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions, for initial cash consideration of $73,586,000 (the "Initial Consideration"). The Initial Consideration consists of the following: (i) the payment of cash consideration of $70,000,000 for all of the outstanding securities of Eontec and (ii) transaction costs of $3,586,000, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors.

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

  The Company believes that Eontec's technology and certain products and functionality under development by Eontec at the time of purchase will enhance the Company's current offerings in the retail banking market. With the acquisition of Eontec, the Company expanded its solutions offering for banking to include branch teller and Internet banking systems, creating one of the first retail banking solutions that enables banks to increase branch profitability using an integrated suite of financial transactions, marketing, sales, service and business intelligence capabilities. The Company expects that its fully integrated solution will offer a standards-based, service-oriented architecture to handle a wide range of customer interactions through multiple channels, including the branch, call center, Internet and ATM.

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

Tangible assets:
   Cash and cash equivalents................................ $   2,507
   Accounts receivable and other current assets.............     3,169
   Property and equipment...................................       473
   Other assets, long-term..................................        88
                                                             ----------
        Total tangible assets...............................     6,237
                                                             ----------
Intangible assets:
   Identifiable intangibles.................................    17,300
   Acquired in-process research and development ("IPR&D")...     6,000
   Goodwill.................................................    53,686
                                                             ----------
        Total intangible assets.............................    76,986
                                                             ----------
Liabilities assumed:
   Accounts payable and accrued liabilities.................    (4,898)
   Deferred revenue.........................................    (1,827)
   Deferred tax liability...................................    (2,912)
                                                             ----------
        Total liabilities assumed...........................    (9,637)
                                                             ----------
        Net assets acquired................................. $  73,586
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

  In performing this preliminary purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Eontec's products, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Eontec and the associated estimated useful lives are as follows (in thousands, except for years):

                                                                           Wtd. Avg.      Range of
                                                                              Life         Lives
Intangible assets:                                             Amount      (in Years)    (in Years)
------------------------------------------------------------ ----------    ----------   ------------
Acquired technology......................................... $  10,700      5.0 years        5 years
Customer relationships......................................     4,100      4.5 years   3 to 6 years
Customer contracts..........................................     2,500      3.6 years   1 to 5 years
                                                             ----------
        Total intangible assets............................. $  17,300
                                                             ==========

  In addition to the identifiable intangible assets in the above table, the Company also purchased certain technologies under development, primarily related to Eontec's internet banking and teller products. The Company estimated the fair value of this in-process research and development ("IPR&D") to be $6,000,000, which the Company has reflected in "purchased in-process product development" expense in the accompanying statement of operations. The Company estimated that the technologies under development relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, at the date of acquisition. As of the acquisition date, the Company estimated it would incur up to an additional $2,500,000 to complete this development, with completion expected in late 2004 or early 2005.

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

  The following table presents unaudited summarized combined results of operations of the Company and Eontec, on a pro forma basis, as though the companies had been combined as of January 1, 2003. The operating results of Eontec have been included in the Company's consolidated financial statements from the date of acquisition and, accordingly, pro forma results for the three months ended September 30, 2004 have not been presented. The following amounts are in thousands, except per share amounts:

                                                  Three Months       Nine Months Ended September 30,
                                                   Ended          --------------------------------
                                             September 30, 2003         2003             2004
                                             -------------------  -----------------  -------------
Total revenues.............................. $          324,359   $        996,572   $    949,933
Net income (loss)........................... $          (62,945)  $        (54,406)  $     51,907
Diluted net income (loss) per share......... $            (0.13)  $          (0.11)  $       0.10

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
                                                             ==========

  The customer relationship intangible assets are being amortized over a period of six years based on the estimated customer attrition rates, currently estimated based on Ineto's historical attrition rate of approximately 30% per year of the remaining acquired customers. The non-compete agreements and acquired technology intangible assets are being amortized over their estimated lives of two and three years, respectively, using the straight-line method. In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.

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

  In the event certain revenue, revenue-related and product delivery targets defined in the merger agreement are met during 2004, the Company could be required to pay up to an additional $9,000,000 to the former holders of UpShot common stock and an additional $9,000,000 to the former employees of UpShot who are employees of the Company at the time of payment. All amounts paid by the Company to the UpShot shareholders will be recorded as an increase to goodwill and amounts paid to the former employees of UpShot will be recorded as compensation expense when earned.

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

  The acquired technology intangible asset is currently being amortized over a period of 14 months using the straight-line method and the customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated based on UpShot's historical attrition rate of approximately 30% per year of the remaining acquired customers. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

  The following table presents unaudited summarized combined results of operations of the Company and UpShot, on a pro forma basis, as though the companies had been combined as of January 1, 2002. The operating results of UpShot have been included in the Company's consolidated financial statements from the date of acquisition and, accordingly, pro forma results for the three and nine months ended September 30, 2004 have not been presented. The following amounts are in thousands, except per share amounts:

                                                Three Months         Nine Months
                                                   Ended                Ended
                                             September 30, 2003   September 30, 2003
                                             -------------------  -----------------
Total revenues.............................. $          323,234   $        992,403
Net loss.................................... $          (63,900)  $        (53,768)
Diluted net loss per share.................. $            (0.13)  $          (0.11)

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

  Goodwill

  The changes in the carrying amount of goodwill during the nine months ended September 30, 2004 were as follows (in thousands):

  Balance as of December 31, 2003................ $  140,957
Purchase of Ineto..............................      3,842
Purchase of Eontec.............................     53,686
Payment of earnout consideration...............        656
Foreign currency fluctuation and other.........      3,347
                                                -----------
Balance as of September 30, 2004............... $  202,488
                                                ===========

  As required by SFAS 142, the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment annually on July 1 and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment test performed in the third quarter of 2004 indicated no impairment of goodwill as of July 1, 2004.

  Intangible Assets

  Intangible assets as of December 31, 2003 and September 30, 2004, along with the weighted average useful lives as of September 30, 2004, are as follows (in thousands, except years):

                                                                            Wtd. Avg.
                                             December 31,  September 30,      Life
                                                 2003           2004       (in Years)
                                             ------------  --------------  -----------
Gross assets:
   Acquired technology.....................  $     9,977   $      21,624          3.9
   Customer relationships..................        6,700          12,221          5.5
   Customer contracts......................           --           2,605          3.6
   Non-compete agreements..................           --             750          2.0
                                             ------------  --------------
      Intangible assets, gross.............       16,677          37,200
                                             ------------  --------------

Accumulated amortization:
   Acquired technology.....................       (5,549)         (9,777)
   Customer relationships..................         (342)         (2,578)
   Customer contracts......................           --            (529)
   Non-compete agreements..................           --            (250)
                                             ------------  --------------
      Total accumulated amortization.......       (5,891)        (13,134)
                                             ------------  --------------
        Intangible assets, net.............  $    10,786   $      24,066
                                             ============  ==============

  The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of September 30, 2004 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                    Period
-----------------------------------------------
Three months ending December 31, 2004.......... $    2,645
Year ending December 31, 2005..................      6,416
Year ending December 31, 2006..................      5,065
Year ending December 31, 2007..................      4,046
Year ending December 31, 2008..................      3,800
Year ending December 31, 2009, and thereafter..      2,094
                                                -----------
     Total..................................... $   24,066
                                                ===========

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                             Three Months Ended     Nine Months Ended
                                                                                September 30,         September 30,
                                                                            --------------------  ---------------------
                                                                               2003      2004        2003       2004
                                                                            ---------- ---------  ----------  ---------
Shares used in basic net income (loss) per share computation.............     493,933   506,706     490,049    503,983
Effect of dilutive potential common shares resulting from
   stock options.........................................................          --    26,592          --     36,388
Effect of dilutive potential common shares resulting from restricted
  stock units and common stock subject to repurchase.....................          --         5          --         45
                                                                            ---------- ---------  ----------  ---------
Shares used in diluted net income (loss) per share computation...........     493,933   533,303     490,049    540,416
                                                                            ========== =========  ==========  =========

  Because the Company reported a net loss during the three and nine months ended September 30, 2003, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The dilutive impact of the Company's stock options for the three and nine months ended September 30, 2004 is calculated using the treasury stock method, based on the average share price of the Company's common stock. The average share prices of the Company's common stock during the three and nine months ended September 30, 2004 were $7.84 and $10.65 per share, respectively. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted earnings per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                             Three Months Ended    Nine Months Ended
                                                                                September 30,        September 30,
                                                                            --------------------  ---------------------
                                                                               2003      2004        2003       2004
                                                                            ---------- ---------  ----------  ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period......................................................      73,028    85,856      74,955     60,430
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the
  Company reporting a net loss during the period.........................      38,195        --      36,603         --
                                                                            ---------- ---------  ----------  ---------
Total common stock equivalents excluded from diluted net
  income (loss) per share computation....................................     111,223    85,856     111,558     60,430
                                                                            ========== =========  ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $22.32 and $21.99 per share during the three and nine months ended September 30, 2003, respectively, compared to weighted average exercise prices of $18.14 and $21.93 per share during the three and nine months ended September 30, 2004, respectively.

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

  On May 5, 2004, the Company granted to its Chief Executive Officer, J. Michael Lawrie, an RSU for 350,000 shares of its common stock in connection with his commencement of employment. The terms of this RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment. On August 31, 2004, the Company granted two additional RSUs for an aggregate of 105,000 shares of its common stock to an employee upon commencement of employment. As of September 30, 2004, RSUs for a total of 305,000 shares of the Company's common stock were unvested and remain outstanding.

  The Company recorded an aggregate of $4,533,000 of deferred compensation during the nine months ended September 30, 2004 in connection with the issuance of these RSUs, which the Company is amortizing on a straight-line basis over the respective vesting periods. The Company has reflected $325,000 and $2,103,000 of compensation expense associated with the RSUs in the accompanying unaudited statements of operations during the three and nine months ended September 30, 2004, respectively.

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

  The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions using any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for the three and nine months ended September 30, 2003 and 2004 (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
United States...............................  $  193,239  $ 200,612   $ 586,622  $ 583,803
Europe......................................      95,323     93,550     301,034    286,654
Asia Pacific................................      25,734     15,342      68,511     56,139
Canada and Latin America....................       7,136      7,582      31,319     20,836
                                              ----------- ----------  ---------- ----------
                                              $  321,432  $ 317,086   $ 987,486  $ 947,432
                                              =========== ==========  ========== ==========

  International software license revenues for the three and nine months ended September 30, 2003 were $50,433,000 and $157,308,000, respectively, representing 46% and 47% of software license revenues, respectively. International software license revenues for the three and nine months ended September 30, 2004 were $34,810,000 and $126,572,000, respectively, representing 33% and 39% of software license revenues, respectively.

  The following is a summary of the Company's software license revenues, by CRM product, for the three and nine months ended September 30, 2003 and 2004 (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
   Sales, marketing and service automation..  $   81,176  $  67,397   $ 255,848  $ 227,163
   Analytics................................      22,176     27,429      50,927     76,139
   Business integration applications........       5,364      8,333      11,725     17,900
   Employee relationship management.........       1,287      1,420      13,489      5,005
                                              ----------- ----------  ---------- ----------
        Total...............................  $  110,003  $ 104,579   $ 331,989  $ 326,207
                                              =========== ==========  ========== ==========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three and nine months ended September 30, 2003, software license revenues from Enterprise Licenses were $19,969,000 and $44,796,000, respectively. During the three and nine months ended September 30, 2004, software license revenues from Enterprise Licenses were $11,810,000 and $48,847,000, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

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

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three and nine months ended September 30, 2003 and 2004 (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
  Maintenance...............................  $  110,046  $ 118,059   $ 331,839  $ 347,350
  Professional services and other...........     101,383     94,448     323,658    273,875
                                              ----------- ----------  ---------- ----------
      Total.................................  $  211,429  $ 212,507   $ 655,497  $ 621,225
                                              =========== ==========  ========== ==========

  No single customer accounted for 10% or more of total revenues during the three and nine months ended September 30, 2003 and 2004.

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

Executive Summary

Our consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of these financial statements, including (i) a brief discussion of our business and products, (ii) key factors that impacted our performance, (iii) a summary of our operating results and certain key financial metrics, and (iv) our outlook for the fourth quarter of 2004, including certain risks that may impact our operations. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section below entitled "Risk Factors," and our consolidated financial statements, which are included in Item 1 of this quarterly report.

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

Our CRM applications enable an organization to better manage its relationships with its customers, partners and employees. A substantial portion of our software license revenue is derived from our sales, marketing and service automation solutions, which provide organizations with an integrated approach to identifying, acquiring and retaining customers. For example, these applications assist (i) sales organizations with creating a comprehensive view into the sales pipeline, thereby enabling sales professionals to better manage opportunities; (ii) marketing organizations with increasing campaign response rates and reducing customer-acquisition costs; and (iii) service organizations with reducing response times with customers, thereby improving customer satisfaction.

We also provide CRM software solutions that help organizations better analyze corporate and customer data, lower the cost of integrating software applications and manage their employee relationships. Specifically, our business intelligence (otherwise known as analytics) applications assist organizations in analyzing large volumes of corporate data quickly and easily, while our integration applications allow organizations to share data and processes among different software applications. Our employee relationship management applications enable an organization to increase employee and organizational performance and improve employee satisfaction by aligning employee performance with corporate objectives and providing employees with the information resources they need to be successful.

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

Internal Controls and Corporate Governance

We consider our internal controls over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal controls. Further, we have formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, which helps ensure our internal controls over financial reporting are complete, accurate and appropriately documented. As of September 30, 2004, our Internal Controls Committee and internal audit department have completed their review and testing of the majority of the individual processes that make up our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and we believe that we are on schedule to complete the review of the remaining processes by the end of the year. Based on the testing performed to date, we have not identified any material weaknesses in our internal controls. In addition, we believe that our internal controls are functioning as designed and provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States. With the work we have completed to date and planned, we believe that we are well-positioned for our independent auditors to issue their audit report on our internal controls for the year ended December 31, 2004.

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

Operating Environment during the Three and Nine Months Ended September 30, 2004

From the first quarter of 2001 to the third quarter of 2003, macro-economic conditions generally deteriorated or stabilized at depressed levels, with the information technology industry in which we operate disproportionately impacted. Beginning in the latter part of 2003, many key economic indicators, such as the U.S. gross domestic product, or GDP, and certain labor statistics, began to strengthen. Many of these same economic indicators continued to strengthen, albeit at slower growth rates, in the first nine months of 2004. Capital spending also moderately increased in the first nine months of 2004; however, spending on information technology—particularly business applications software—appears to continue to lag the overall improvements in macro-economic indicators and capital spending.

Further, many of our customers remain cautious in completing their software purchases. We attribute much of this cautiousness to our customers' concerns regarding (i) the sustainability of the current economic recovery, (ii) the current geopolitical environment (i.e., continued concerns regarding future terrorist attacks and geopolitical conflicts) and (iii) heightened uncertainty within the business application software industry, due in part to the on-going unsolicited bid by Oracle Corporation for PeopleSoft, Inc. We have also recently experienced an increase in the number of approvals required by our customers prior to their execution of a software license and service agreement, possibly due to our customers' efforts regarding the Sarbanes-Oxley Act of 2002. We believe these factors, among others, have led to a lengthening of our sales cycle.

We believe the above factors have also impacted the broader technology and software sectors, as a number of companies in these sectors showed year-over-year declines in revenues during the nine months ended September 30, 2004. Despite these trends in our operating environment, we also recognize that our performance during the first nine months of 2004—particularly the second quarter of 2004—did not meet our expectations and, as announced in July 2004, we developed and began executing on a plan to improve our execution and overall operating performance. Our progress to date against this plan is discussed further below.

Focus on Future Improvement in Our Operating Performance

In accordance with the plan announced in July 2004, we have been reviewing and continue to review our business thoroughly, with our primary focus in the following three areas: (i) revenue generation, (ii) financial structure and (iii) leadership. We are pleased with our progress to date, as many of our key financial metrics improved sequentially during the third quarter of 2004.

We believe the actions completed to date and our continued execution against this plan will provide a strong foundation for accelerated growth of our revenues, operating income and many other key financial metrics in the future. The following is a summary of our progress to date:

Revenue Generation

As a result of our execution against the above mentioned plan, our revenue performance during the third quarter of 2004 reflected improved execution and sequential quarterly growth from the second quarter. License, maintenance and professional services revenues increased sequentially from the second quarter of 2004, despite a typically seasonally weak third quarter. The following is a summary of the growth on a sequential quarterly basis:
    Total revenue was $317.1 million, increasing 5% from the second quarter;
    License revenue was $104.6 million, increasing 10% from the second quarter;
    Maintenance revenue was $118.1 million, increasing 3% from the second quarter;
    Services and other revenue was $94.4 million, increasing 3% from the second quarter; and
    Total contract value for OnDemand increased by 32% from the second quarter.

As outlined in July 2004, in order to improve our revenue generation capability, we are focusing on the following areas:

    Small and medium-sized business ("SMB") initiative - During the third quarter of 2004 we established a sales division focused on the SMB market to further extend our CRM leadership to companies of all sizes. We also joined forces with T-Systems, which will market and deliver a hosted CRM solution powered by Siebel CRM OnDemand in Germany, Austria, Switzerland, the Czech Republic, Hungary, Poland, Slovakia, Croatia and Russia.

    Accelerate new growth initiatives - In addition to our SMB and OnDemand initiatives, we have and will continue to invest in key growth areas, which include:

    New markets - During the third quarter of 2004, we leveraged our expertise in providing industry-specific software solutions by introducing Siebel CRM OnDemand Industry Editions for the financial services, high tech, life sciences and automotive industries. Siebel CRM OnDemand is the first hosted CRM solution to provide industry-specific capabilities at the user-interface, data model and process levels.

    Analytics - Software license revenues from analytics grew 17% sequentially from the second quarter of 2004 and increased on a year-over-year basis by 24% and 50% during the three and nine months ended September 30, 2004, respectively.

During the third quarter of 2004 we expanded our business analytics product line with new enterprise analytic applications organized into four main application areas-customer analytics, financial analytics, workforce/employee performance management and supply chain and supplier analytics. These pre-built, end-to-end business intelligence solutions enable organizations to gain new levels of actionable intelligence across multiple business functions.

    Business Integration Applications - Software license revenues from business integration applications (i.e., our Universal Customer Master, or UCM, and Universal Application Network, or UAN, products) increased 38% sequentially from the second quarter of 2004 and increased on a year-over-year basis by 55% and 53% during the three and nine months ended September 30, 2004, respectively.

    Global Services Organization - Our professional services revenues increased sequentially from the second quarter of 2004 by 3%, representing the second consecutive quarter of sequential quarterly growth. We continue to evaluate ways to add to our recurring revenue businesses by investing, where appropriate, in other outsourced services and recurring revenue offerings originated in-house or delivered with partners.

    Better aligning our selling model - We more than doubled the number of transactions generating revenues equal to or greater than $1 million, with a total of 32 transactions in the third quarter of 2004 compared to 15 transactions during the second quarter of 2004. In addition, as discussed above, during the third quarter of 2004 we established a sales division focused on the SMB market to further extend our CRM leadership to companies of all sizes.

    Investing in critical customer facing positions - During the third quarter of 2004 we added or redeployed nearly 100 sales and marketing professionals in our on-going efforts to increase our revenue generation capability.

Financial Structure

As outlined in our quarterly report on Form 10-Q for the second quarter of 2004, we identified certain measures that we intended to pursue in order to better align our costs with our revenues. Some of these measures included continuing to:
    reduce discretionary spending including, for example, travel and entertainment ("T&E");

    consolidate our facilities and reduce other facilities and related expenses;

    limit and closely monitor net capital expenditures;

    streamline our information technology spending;

    utilize outsourced services where appropriate and cost effective; and

    redeploy or, if appropriate, eliminate duplicative activities, extraneous layers of management or unproductive resources.

These measures and our on-going attention to cost controls reduced our total costs and expenses by approximately $14.8 million during the third quarter of 2004 compared to the second quarter of 2004. These cost savings were primarily derived from (i) $4.7 million in savings from depreciation, which resulted from our continued close monitoring of capital expenditures and streamlining of information technology spending, (ii) $3.8 million in savings in marketing-related expenditures, (iii) $3.4 million in net savings from reductions in personnel- and facility-related expenditures, and (iv) $2.9 million in savings related to T&E expenditures. Partially offsetting these cost savings were increases of (i) $4.3 million of additional costs associated with our reinvestment in outside services in labor markets with lower cost structures, (ii) a net $2.5 million from legal and professional fees (primarily tax-related accruals), and (iii) $1.0 million of costs that vary directly with revenues, such as commissions and "cost of license revenues." As a result of enacting the above measures, we were able to improve our profitability sequentially and on a year-over-year basis, even as we increased our investments in the key growth areas discussed above.

In addition, during the third quarter of 2004 we completed a small restructuring of operations, which we believe may reduce our on-going costs by an additional $2.6 million per year, or $650,000 per quarter. We intend to continue to closely monitor expenditures in the future and, when deemed prudent, continue to implement the above measures.

Leadership

We had previously announced the appointments of Mr. Bruce Cleveland as Senior Vice President and General Manger of our newly formed OnDemand/SMB unit and Ms. Eileen McPartland as Senior Vice President, Global Services. In addition to these appointments, we have added the following executives during the third quarter of 2004:

    Mr. Les Rechan, formerly the Senior Vice President and General Manager of Worldwide Field Operations in North America at Cadence Design Systems, Inc., joined us as Senior Vice President and General Manager for our Manufacturing and Automotive business unit. Mr. Rechan brings more than 20 years of information technology solutions experience from Cadence, IBM Corporation and Onyx Software.

    Mr. Reid Drucker joined us as Senior Vice President and General Manager for our Communications, Media and Energy business unit. Mr. Drucker brings more than 25 years of CRM and telecommunications industry experience from leading organizations including Accenture, Computer Sciences Corporation and Southern New England Telecommunications.

We intend to continue to expand our leadership capabilities throughout our organization.

Areas of Continued Focus

Notwithstanding the progress we made during the third quarter of 2004, we intend to continue to improve in the following areas:

Revenue Generation

We are committed to improving our revenue generating capability in underperforming areas, particularly our sales, marketing and service automation product line and intend to renew our focus on execution worldwide and continue to invest across our key products and verticals. In addition, we are focused on improving our revenue generation capability with respect to (i) geographic regions that underperformed, such as Asia Pacific and (ii) verticals that underperformed, such as communications and financial services.

Financial Structure, While Supporting Growth Priorities

We will continue to remix our deployment of capital by driving additional savings in non-revenue facing functions and investing in strategic growth areas including (i) products such as analytics and OnDemand/SMB, (ii) international geographies, particularly Japan, China, India and Europe, and (iii) investing in additional services offerings.

Leadership Capability

We remain committed to furthering the prior two goals by adding leadership talent in priority verticals and geographies.

Summary

While the environment remains challenging, we are encouraged by our performance in the third quarter and we are cautiously optimistic for the fourth quarter of 2004 and the future. Our third quarter results demonstrate positive early results across each of the above initiatives and our commitment to return value to our stockholders, employees, partners and customers.

Summary of Our Operating Results for 2004 and Certain Key Financial Metrics

As discussed above, we believe we are executing against our performance improvement plan and are beginning to realize the benefits in our operating results, as evidenced by our performance in the third quarter of 2004. Specifically, our operating results improved sequentially during the third quarter of 2004 compared to the second quarter of 2004, with software license revenues increasing by $9.8 million, or 10%; total revenues increasing by $16.0 million, or 5%; "total cost and expenses, on-going" decreasing by $6.8 million, or 2%; and operating income increasing by $21.7 million, or 539%. In addition, we continued to achieve encouraging results in our key growth initiatives. For example, our analytics and business integration product revenues increased sequentially by an aggregate of over 20% and the total contract value of our Siebel CRM OnDemand service offering increased sequentially by more than 30%.

In addition to improving our operating performance sequentially from the second quarter of 2004, we also improved many of our key financial metrics on a year-over-year basis during the third quarter of 2004. The following is a brief summary of our key financial metrics and operating results for the three and nine months ended September 30, 2003 and 2004 (in thousands, except EPS, percentages and DSO):

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                          ----------------------------------   --------------------------------
                                                                2003              2004               2003             2004
                                                          ----------------  ----------------   ---------------  ---------------
  Revenues:
   Software license...................................    $       110,003   $       104,579    $      331,989   $      326,207
   Maintenance........................................            110,046           118,059           331,839          347,350
   Professional services and other....................            101,383            94,448           323,658          273,875
                                                          ----------------  ----------------   ---------------  ---------------
        Total revenues................................    $       321,432   $       317,086    $      987,486   $      947,432
                                                          ================  ================   ===============  ===============
   Annualized total revenue per employee..............    $           243   $           260    $          234   $          259
                                                          ================  ================   ===============  ===============

  Cost and expenses:
   Restructuring and acquisition-related expenses (1).    $       107,216   $         6,151    $      107,490   $       11,743
   All other costs and expenses, on-going (2).........            305,521           285,210           969,497          868,233
                                                          ----------------  ----------------   ---------------  ---------------
       Total costs and expenses.......................    $       412,737   $       291,361    $    1,076,987   $      879,976
                                                          ================  ================   ===============  ===============

  Other key operating statistics:
   Operating income (loss)............................    $       (91,305)  $        25,725    $      (89,501)  $       67,456
   Operating margin...................................                (28)%               8%              (9)%              7%
   Earnings (loss) per share, diluted ("EPS").........    $         (0.12)  $          0.04    $        (0.09)  $         0.11
   Cash flows from operations.........................    $        37,473   $        19,714    $      153,184   $      195,077

                                                            December 31,        March 31,          June 30,      September 30,
                                                                2003              2004               2004            2004
                                                          ----------------  ----------------   ---------------  ---------------
  Balance sheet statistics:
   Cash and short-term investments....................    $     2,023,206   $     2,132,927    $    2,120,565   $    2,153,736
   Deferred revenue...................................    $       282,217   $       311,375    $      314,474   $      288,869
   Days sales outstanding ("DSO").....................                 64                63                60               59
   Working capital....................................    $     1,708,898   $     1,788,076    $    1,738,287   $    1,799,694
   Total stockholders' equity.........................    $     2,050,226   $     2,112,214    $    2,121,151   $    2,170,635

  Please refer to "Cost of Revenues," "Restructuring and Related Expenses" and "Purchased In-Process Product Development" in the following pages for a further discussion of these expenses.

  Represents the sum of (i) total cost of revenues, (ii) product development expense, (iii) sales and marketing expense and (iv) general and administrative expense. We believe these expenses are more representative of our on-going operations.

  Software license revenues decreased on a year-over-year basis during three and nine months ended September 30, 2004 by 5% and 2%, respectively, primarily due to the continued cautiousness of our customers and prospects. While our software license revenues declined on a year-over-year basis, we were able to grow software license revenues sequentially by 10%, primarily due to the actions taken by management discussed above. We are cautiously optimistic that the actions we have taken thus far, coupled with our continued execution against our operating performance plan, may result in continued improvement in our software license revenues in the fourth quarter of 2004 and beyond.

  Maintenance revenues increased on a year-over-year basis during three and nine months ended September 30, 2004 by 7% and 5%, respectively, primarily due to stable renewal rates among our existing customer base and maintenance agreements entered into in connection with new software licenses.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, decreased on a year-over-year basis during the three and nine months ended September 30, 2004 by 7% and 15%, respectively, primarily due to previous declines in our software license revenues. Trends in our professional services and other revenues generally follow trends in our software license revenues by a three- to nine-month period because these services are generally initiated and performed over a similar period subsequent to the signing of the software license. Despite these year-over-year declines, professional services and other revenues have stabilized and have increased sequentially in each of the last two quarters.

  Annualized total revenue per employee increased from $243,000 and $234,000 per employee during the three and nine months ended September 30, 2003, respectively, to $260,000 and $259,000 per employee during the three and nine months ended September 30, 2004, respectively. The increases in each of these periods were primarily due to reductions in our employee base in connection with the Restructurings and our on-going attention to our cost structure. As we improve the performance of our worldwide sales organization, we anticipate that our annualized total revenue per employee will also improve.

  Our Restructuring and cost control initiatives reduced our total costs and expenses by approximately $20.3 million, or 7%, and approximately $101.3 million, or 10%, during the three and nine months ended September 30, 2004, respectively, as compared to the respective periods in 2003. Partially offsetting our cost savings were increases in expenses from (i) legal, tax-related and professional fees of $2.2 million and $5.9 million during the three and nine months ended September 30, 2004, respectively, and (ii) compensation expense due to merit increases.

  Operating income increased from an operating loss of $91.3 million and $89.5 million, representing negative operating margins of 28% and 9%, during the three and nine months ended September 30, 2003, respectively, to operating income of $25.7 million and $67.5 million, representing operating margins of 8% and 7%, during the three and nine months ended September 30, 2004, respectively. We were able to increase our operating income and margin on a year-over-year basis primarily due to the reduction in quarterly expenses that resulted from the Restructurings and our on-going attention to our cost structure.

  Cash and short-term investments increased by $130.5 million, or 6%, from $2,023.2 million as of December 31, 2003 to $2,153.7 million as of September 30, 2004, representing approximately 71% and 74% of total assets, respectively. The increase in cash and short-term investments was primarily due to our continued positive cash flows from operations ($195.1 million for the first nine months of 2004), partially offset by acquisition-related expenditures of $76.6 million (primarily related to our acquisition of Eontec on April 20, 2004).

  Accounts receivable—Days sales outstanding ("DSO") decreased from 64 days as of December 31, 2003 to 59 days as of September 30, 2004, primarily due to continued strong collections.

  Deferred revenues increased by $6.7 million, or 2%, from $282.2 million as of December 31, 2003 to $288.9 million as of September 30, 2004, primarily due to stable renewal rates among our existing customer base and new maintenance agreements entered into in connection with software licenses. Because our deferred revenues are historically at their lowest levels in the third quarter of each year, we believe a better reflection of the growth of our deferred revenues is a year-over-year comparison to September 30, 2003. On a year-over year basis we have increased our deferred revenues by $28.9 million, or 11%, from $260.0 million as of September 30, 2003 to $288.9 million as of September 30, 2004.

  Working capital increased from $1,708.9 million as of December 31, 2003 to $1,799.7 million as of September 30, 2004. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further technology development and, when prudent, to selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $2,050.2 million as of December 31, 2003 to $2,170.6 million as of September 30, 2004, primarily due to our positive earnings for the nine months ended September 30, 2004, which increased retained earnings, and proceeds from the exercise of stock options.

  Stock option overhang, which represents the number of stock options outstanding relative to the number of shares of common stock outstanding, continued to decrease in the first nine months of 2004 from 29% as of December 31, 2003 to 27% as of September 30, 2004. The decrease was due primarily to forfeitures of stock options by employees upon termination, coupled with reduced levels of new stock option grants.

Outlook

During our October 20, 2004 webcast discussion of our financial results for the third quarter of 2004, we publicly disclosed our guidance for the fourth quarter of 2004. Our outlook is based solely on our current expectations, which are based, in part, on our review of our current sales pipeline, internal sales forecasts, recent surveys among information technology executives, and current economic indicators. We are cautiously optimistic that our operating results may continue to improve on a sequential quarterly basis in the fourth quarter of 2004. For the fourth quarter of 2004, we currently anticipate that our total revenues will be between $330 million and $360 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues—between $115 million and $145 million;

  maintenance revenues—between $116 million and $120 million; and

  professional services and other revenues—between $95 million and $103 million.

Our expectations regarding our revenues may be negatively impacted by many factors, including (i) a deterioration in global economic conditions and/or information technology spending; (ii) a continued lengthening of our sales cycle and/or reduction in our sales pipeline; (iii) additional terrorist attacks or threats of terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) corporate and consumer confidence in the economy, as evidenced, in part, by the levels of the stock market; (vi) continued intense competition, including new technological innovations within our industry; (vii) the uncertainty in the application software industry and resulting reductions in capital expenditures; (viii) the loss of key employees and attrition in general; and (ix) other factors, including those described under "Risk Factors" below.

We expect total costs and expenses to increase in the fourth quarter of 2004 from the levels incurred in the third quarter of 2004, primarily due to (i) increases in expenses that vary directly with revenue levels, such as "cost of revenues," incentive compensation and commissions, and (ii) increases in personnel-related costs (i.e., salaries and benefits) associated with increased investments in customer-facing and product development personnel. Partially offsetting these increases are continued cost savings from the Restructurings, additional cost savings from the cost control initiatives described previously and additional reductions in depreciation expense.

As discussed further in Note 4 to the accompanying unaudited consolidated financial statements, certain of our U.S. payroll tax returns, U.S. sales and use tax returns and international sales and valued added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us. Specifically, we may receive assessments related to the audits and/or reviews of these tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

We expect that the anticipated increases in our total revenue levels will more than offset the anticipated modest increases in total costs and expenses and, accordingly, we currently expect operating income and margin for the fourth quarter of 2004 to increase from levels achieved in the third quarter of 2004. Our expectations regarding operating income depend on our ability to continue to grow our software license and professional services revenues.

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

We expect other income, net to remain comparable in the fourth quarter of 2004 to levels obtained in the third quarter of 2004.

We currently expect our effective tax rate for the fourth quarter of 2004 to be approximately 41%. The estimated effective tax rate is based on current tax law and our expected annual income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets. Further, our projected effective income tax rate for the remainder of 2004 does not take into account a new election that is available under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions of tax deductions attributable to employee stock option compensation. We have not yet determined the impact that this election would have on our effective tax rate and operating results.

As discussed in Note 4 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2004

Revenues

Our total revenues decreased from $321.4 million and $987.5 million during the three and nine months ended September 30, 2003, respectively, to $317.1 million and $947.4 million during the three and nine months ended September 30, 2004, respectively, representing year-over-year declines of 1% and 4%, respectively. Our total revenues decreased during the third quarter of 2004 from the third quarter of 2003 primarily due to a $5.4 million decrease in our software license revenues, whereas the year-over-year decrease in our total revenues during the nine months ended September 30, 2004 was primarily due to a $34.3 million decrease in our professional services, maintenance and other revenues.

In order to provide a better understanding of the year-over-year changes and underlying trends in our revenues, we have provided the following discussion of each of the individual components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004        Change    %       2003       2004        Change       %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Software license revenues.......... $110,003    $104,579    $  (5,424)   (5)%  $331,989   $326,207    $  (5,782)    (2)%
Percentage of total revenues.......       34%        33%                           34%       34%

Software license revenues decreased from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004, respectively, primarily due to (i) the continued cautiousness on the part of our prospects and customers in setting and executing on their capital spending budgets; (ii) a lengthening of our customers' evaluation and approval time to complete a software purchase, possibly due to our customers' efforts regarding the Sarbanes-Oxley Act of 2002; (iii) reductions of the size of orders by our customers, possibly attributable to our customers' own cost control initiatives; (iv) increased competitive dynamics in the CRM application market; and (v) declines in revenues in certain of our geographic regions (primarily Asia Pacific), industries (e.g., telecom) and product lines (e.g., our core sales, marketing and service automation product line).

While our software license revenues declined on a year-over-year basis, we were able to grow software license revenues sequentially by $9.8 million, or 10%, from the second quarter of 2004, primarily due to the actions taken by management as described in the section above entitled "Focus on Future Improvement in Our Operating Performance." We are cautiously optimistic that the actions we have taken thus far, coupled with our continued execution against our operating performance plan, may result in continued improvement in our software license revenues in the fourth quarter of 2004 and beyond.

One of the primary reasons for our cautious optimism is the significant growth in our newest product lines, analytics and business integration applications. Specifically, analytics increased on a year-over-year basis by 24% and 50% during the three and nine months ended September 30, 2004, respectively, and business integration applications (primarily UCM) increased on a year-over-year basis by 55% and 53% during the three and nine months ended September 30, 2004, respectively. The growth within these product lines partially offset declines in our core sales, marketing and service automation product line, which declined on a year-over-year basis by 17% and 11% during the three and nine months ended September 30, 2004, respectively. We are cautiously optimistic that our continued execution against our operating performance plan will allow us to return our sales, marketing and service automation product line to sequential and year-over-year growth in the near future. The following is a summary of our software license revenues, by CRM product, for the three and nine months ended September 30, 2003 and 2004 (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                              ----------------------  ---------------------
                                                 2003        2004        2003       2004
                                              ----------- ----------  ---------- ----------
   Sales, marketing and service automation..  $   81,176  $  67,397   $ 255,848  $ 227,163
   Analytics................................      22,176     27,429      50,927     76,139
   Business integration applications........       5,364      8,333      11,725     17,900
   Employee relationship management.........       1,287      1,420      13,489      5,005
                                              ----------- ----------  ---------- ----------
        Total...............................  $  110,003  $ 104,579   $ 331,989  $ 326,207
                                              =========== ==========  ========== ==========

To provide further insight into current trends within our software license revenues, we have included the following summary of certain key operating metrics that we use to track the progress of our on-premise software license revenues:

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                             ---------------------------  ----------------------
Other key software license metrics:                             2003           2004          2003        2004
----------------------------------------------------------   -------------  ------------  ----------  ----------
Transactions equal to or greater than $5 million..........              3             2           7           8
Transactions between $1 million and $5 million............             16            30          73          68
Total number of transactions..............................            317           296       1,033         901
Average transaction size (in thousands)...................   $        347   $       353   $     321   $     362

As the above table indicates, we are beginning to see the benefits of our operating performance plan on a year-over-year basis in many of the above metrics. For example, the average transaction size increased on a year-over-year basis during both the three and nine months ended September 30, 2004 and our largest transactions—those generating revenue of $1 million and over—increased on a year-over-year basis from a total of 19 transactions during the third quarter of 2003 to 32 transactions during the third quarter of 2004. While the total number of transactions declined on year-over-year basis during both the three and nine months ended September 30, 2004, we are focused on driving revenue across customers of all sizes and intend to continue to work to increase both the total number of transactions and further increase our average transaction size. We are cautiously optimistic that we will achieve these objectives.

We base this cautious optimism in part on our improved sequential quarterly performance in the third quarter of 2004 and other non-financial metrics that we believe may provide a solid foundation to grow our revenues. For example, our customers continue to increase the deployment of previous purchases of our software, which is evidenced by the increase in the number of deployed users from approximately 2.2 million as of December 31, 2003 to approximately 2.8 million as of September 30, 2004. In addition, we believe our leadership position in the CRM application market and our corresponding customer base provide us with a solid foundation to improve our performance. Further, we continue to build on this customer base—software license revenues from new customers or new projects at existing customers increased to approximately 54% and 58% of total software license revenues during the three and nine months ended September 30, 2004, respectively, compared to a range of 50% to 55% during each of the last three years. We believe increases in our customer base may provide increased future sales opportunities when and if corporate capital expenditures return to normalized levels.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 46% and 47% of software license revenues during the three and nine months ended September 30, 2003, respectively, and 33% and 39% during the three and nine months ended September 30, 2004, respectively. The decline in our international software license revenues is primarily attributable to declines within Asia Pacific, which declined on a year-over-year basis by $13.1 million and $17.2 million during the three and nine months ended September 30, 2004, respectively, from the comparable periods in 2003. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

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

Also included in professional services, maintenance and other revenues for the three and nine months ended September 30, 2004 is revenue from our newest service offering, Siebel CRM OnDemand, which we introduced in the fourth quarter of 2003. Our customers typically pre-pay for this subscription service, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding in each period. While the revenues derived from Siebel CRM OnDemand were not significant for the three and nine months ended September 30, 2004, we believe that Siebel CRM OnDemand represents a significant growth opportunity for us. For example, Siebel CRM OnDemand continued to show growth during the third quarter of 2004, with sequential quarterly growth in the total contract value of our Siebel CRM OnDemand service offering of more than 30% compared to the second quarter of 2004. We intend to continue to devote an increasing amount of our resources to this service offering.

Professional services, maintenance and other revenues increased in aggregate by $1.1 million, or 1%, from $211.4 million for the three months ended September 30, 2003 to $212.5 million for the three months ended September 30, 2004, and decreased by $34.3 million, or 5%, from $655.5 million for the nine months ended September 30, 2003 to $621.2 million for the nine months ended September 30, 2004. This decrease was primarily due to a decline in revenues derived from our implementation and training services, partially offset by an increase in the installed base of customers receiving maintenance.

In order to better understand the changes within our professional services, maintenance and other revenues, we have provided the following table, which sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Maintenance:
Absolute dollars................... $110,046    $118,059    $   8,013     7%  $331,839   $347,350    $  15,511      5%
Percentage of total revenues.......       34%        37%                           34%       37%

Professional services and other:
Absolute dollars................... $101,383    $ 94,448    $  (6,935)   (7)%  $323,658   $273,875    $ (49,783)   (15)%
Percentage of total revenues.......       32%        30%                           32%       29%

Our maintenance revenues, both in absolute dollars and as a percentage of total revenues, increased during the three and nine months ended September 30, 2004 from the respective periods in 2003 primarily due to (i) stable renewal rates among our existing customer base, which were approximately 90% in the first nine months of 2004, and (ii) new maintenance agreements associated with additional licenses of our software to new and existing customers.

While maintenance revenues have continued to increase on a year-over-year basis, professional services and other revenues, both in absolute dollars and as a percentage of total revenues, decreased during the three and nine months ended September 30, 2004 from the respective periods in 2003, primarily due to (i) a lag effect, as discussed further below and elsewhere in this quarterly report, related to our software license revenues; (ii) declines of $0.9 million and $4.1 million in our rebillable travel and entertainment ("T&E") expenses during the three and nine months ended September 30, 2004, respectively, primarily due to lower demand for our professional services; and (iii) the effect of the transition to new leadership in our Global Services Organization.

While each of these factors impacted our professional services and other revenues, we believe the primary reason for the decrease in our professional services revenues is a lag effect related to our software license revenues. Specifically, our implementation and training services are initiated and performed over a period of three to nine months subsequent to the initial software license and, as a result, our implementation and training services typically vary with the amount of software license revenues generated in the preceding three- to nine-month period. Accordingly, we believe a majority of the year-over-year declines in our professional services and other revenues is due to previous declines in our software license revenues.

We have taken and will continue to take steps to improve the performance of our Global Services Organization. We are beginning to realize the benefit of these efforts with modest sequential quarterly growth in the third quarter of 2004, the second consecutive quarter of sequential growth, and an improved pipeline of professional services contracts as we begin the fourth quarter of 2004. We are committed to realizing the benefits of these efforts in an expansion of our professional services' margins, including further cost controls, if necessary, to achieve our gross margin goals. Despite our focus to grow our professional service revenues, we expect to balance our growth initiatives with our desire to manage our professional services organization to ensure that it does not compete with our implementation partners.

Cost of Revenues

Total cost of revenues decreased by $14.6 million, or 12%, from $126.5 million during the three months ended September 30, 2003 to $111.9 million during the three months ended September 30, 2004. Total cost of revenues decreased by $53.5 million, or 14%, from $387.1 million during the nine months ended September 30, 2003 to $333.6 million during the nine months ended September 30, 2004. As a percentage of total revenues, cost of revenues decreased from 39% (a gross margin of 61%) in each of the 2003 periods to 35% (a gross margin of 65%) during each of the 2004 periods.

The decline of our total cost of revenues, both in absolute dollars and as a percentage of total revenues, during each of these periods was primarily due to cost savings from the Restructurings, our cost control initiatives and further reductions in our professional services staff commensurate with the decline in our professional services and other revenues.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues:

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Cost of software license revenues.. $  5,974    $  3,010    $  (2,964)  (50)%  $ 14,963   $  9,054    $  (5,909)   (39)%
Percentage of software
   license revenues................        5%         3%                            5%        3%

Included in cost of software license revenues for the three and nine months ended September 30, 2003 is a charge of $2.4 million related to the abandonment in July 2003 of certain technology acquired from Sales.com, Inc. ("Sales.com"). There were no abandonment charges in any of the 2004 periods. In addition to the decline in cost of software license revenues due to this abandonment charge, cost of software license revenues decreased from the 2003 periods to the 2004 periods primarily due to (i) a further reduction of $0.4 million and $3.1 million, respectively, from the cessation of amortization expense related to the technology acquired from Sales.com, and (ii) reductions in third-party royalties resulting from reductions in software license revenues and a shift to products with lower royalties. Partially offsetting these declines were increases in amortization expense of $0.5 million and $0.9 million during the three and nine months ended September 30, 2004, respectively, associated with technology acquired in connection with our acquisition of Eontec on April 20, 2004.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other global services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                      -----------------------------------------  ------------------------------------------
                                         2003        2004       Change     %        2003       2004      Change       %
                                      ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Cost of professional services,
   maintenance, and other revenues... $120,489    $108,868    $ (11,621)  (10)%  $372,142   $324,534    $ (47,608)   (13)%
Percentage of professional services,
   maintenance, and other revenues...       57%        51%                           57%       52%

The following is a summary of the year-over-year changes of our cost of professional services, maintenance and other revenues during the three and nine months ended September 30, 2004 from the respective period in 2003 (in thousands):

                                                                Year-Over-Year Change
                                                             ---------------------------
                                                             Three Months   Nine Months
                                                                Ended          Ended
                                                             September 30,  September 30,
Cost component:                                                  2004           2004
----------------------------------------------------------   -------------  ------------
Personnel-related costs (compensation, benefits, etc.)....   $       (807)  $   (11,158)
Outside consulting costs..................................             37        (4,575)
Facility-related costs (rent, maintenance, etc.)..........         (3,684)      (11,834)
Depreciation expense......................................         (6,711)      (14,346)
Rebillable T&E expenses...................................           (859)       (4,117)
Non-billable T&E expenses.................................         (1,102)       (4,813)
Amortization of intangibles...............................          1,664         4,108
Cost of training and other costs, net.....................           (159)         (873)
                                                             -------------  ------------
          Total year-over-year change.....................   $    (11,621)  $   (47,608)
                                                             =============  ============

We were able to reduce our cost of professional services, maintenance and other revenues on a year-over-year basis during the three and nine months ended September 30, 2004 primarily due to (i) the Restructurings, (ii) our cost control initiatives and (iii) further cost reductions in response to declines in the demand for our professional services (i.e., implementation and training services). For example, personnel-related costs have declined as a result of our reduction of average headcount in our Global Services Organization from 2,185 and 2,305 in the three and nine months ended September 30, 2003, respectively, to 1,905 and 1,955 in the three and nine months ended September 30, 2004, respectively. On a year-to-date basis, we also reduced our use of third-party consultants commensurate with the decline in our implementation revenues and declines in the utilization rates of our personnel. Finally, we consolidated several of our facilities in connection with the Restructurings, resulting in reductions in the facility-related component of our cost of professional services, maintenance and other revenues.

In addition to the savings from the Restructurings, we have reduced our discretionary spending in areas such as (i) capital expenditures, resulting in declines in depreciation expense; (ii) non-billable T&E and rebillable T&E, both of which declined primarily due to reductions in professional services personnel commensurate with the declines in our professional services revenues; and (iii) cost of training commensurate with the declines in our training revenues.

Partially offsetting the above cost savings were the following: (i) increases of $1.7 million and $4.1 million during the three and nine months ended September 30, 2004, respectively, due to additional amortization expense of intangible assets obtained in our acquisitions of Eontec and UpShot, (ii) increases in compensation costs associated with additional personnel obtained in our acquisitions of Eontec and UpShot and (iii) increases in compensation costs associated with the renewal of merit increases and certain incentive compensation.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 57% during both the three and nine months ended September 30, 2003 to 51% and 52% during the three and nine months ended September 30, 2004, respectively, primarily due to (i) a higher percentage of our professional services, maintenance and other revenues being derived from our higher-margin maintenance revenues in the 2004 periods compared to the 2003 periods and (ii) our reduction of personnel, facility and other costs as discussed above. Primarily as a result of these factors, our gross margin related to our professional services, maintenance and other revenues improved from 43% during both the three and nine months ended September 30, 2003 to 49% and 48% during the three and nine months ended September 30, 2004, respectively. This year-over-year improvement in our gross margin includes an offsetting impact of an increase in amortization expense associated with intangible assets obtained in our acquisitions of Eontec and UpShot.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of software development tools and equipment. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Product development expense........ $ 71,432    $ 69,718    $  (1,714)   (2)%  $226,177   $217,279    $  (8,898)    (4)%
Percentage of total revenues.......       22%        22%                           23%       23%

The following is a summary of the year-over-year changes of our product development expenses during the three and nine months ended September 30, 2004 from the respective period in 2003 (in thousands):

                                                                Year-Over-Year Change
                                                             ---------------------------
                                                             Three Months   Nine Months
                                                                Ended          Ended
                                                             September 30,  September 30,
Cost component:                                                  2004           2004
----------------------------------------------------------   -------------  ------------
Personnel-related costs (compensation, benefits, etc.)....   $     (2,902)  $    (9,009)
Facility-related costs (rent, maintenance, etc.)..........         (2,219)       (7,025)
Depreciation expense......................................         (2,344)       (4,856)
Outside consulting costs..................................          5,816        11,441
Other, net................................................            (65)          551
                                                             -------------  ------------
          Total year-over-year change.....................   $     (1,714)  $    (8,898)
                                                             =============  ============

Our personnel-related costs decreased on a year-over-year basis during both the three and nine months ended September 30, 2004 primarily due to reductions of product development headcount in connection with the Restructurings, including the transition of a number of these positions to labor markets with lower cost structures. Specifically, the average headcount in our product development organization decreased from 1,455 and 1,545 in the three and nine months ended September 30, 2003, respectively, to 1,350 and 1,330 in the three and nine months ended September 30, 2004, respectively. In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of product development expense, primarily as a result of the consolidation of facilities in connection with the Restructurings. Further, we have continued to reduce our discretionary spending in areas such as capital expenditures, resulting in declines in our depreciation expense.

While we have reduced the personnel, facility and depreciation components of our product development expense, we recognize that our continued development of new products and new versions of and additional modules for our existing products is critical to our revenue growth initiatives. Accordingly, we have reinvested a significant portion of the above cost savings in the following areas: (i) outside consultants performing a portion of our quality assurance and testing activities in labor markets with lower cost structures, (ii) additional personnel obtained in acquired companies (e.g., personnel obtained in our acquisitions of Eontec and UpShot), and (iii) increased investments in additional personnel and existing personnel through the renewal of merit increases and certain other incentive compensation. We expect to continue to devote substantial resources related to our product development efforts.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is comprised primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) T&E expenses; and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Sales and marketing expense........ $ 82,756    $ 76,500    $  (6,256)   (8)%  $276,804   $241,166    $ (35,638)   (13)%
Percentage of total revenues.......       26%        24%                           28%       25%

The following is a summary of the year-over-year changes of our sales and marketing expenses during the three and nine months ended September 30, 2004 from the respective period in 2003 (in thousands):

                                                                Year-Over-Year Change
                                                             ---------------------------
                                                             Three Months   Nine Months
                                                                Ended          Ended
                                                             September 30,  September 30,
Cost component:                                                  2004           2004
----------------------------------------------------------   -------------  ------------
Personnel-related costs (compensation, benefits, etc.)....   $       (600)  $   (14,057)
Facility-related costs (rent, maintenance, etc.)..........           (375)       (4,565)
Depreciation expense......................................         (1,008)       (5,011)
Marketing and advertising.................................         (4,052)       (8,654)
T&E expenses..............................................            569        (1,655)
Sales commissions.........................................         (1,331)       (1,971)
Other, net................................................            541           275
                                                             -------------  ------------
          Total year-over-year change.....................   $     (6,256)  $   (35,638)
                                                             =============  ============

Our personnel-related costs decreased on a year-over-year basis during both the three and nine months ended September 30, 2004 primarily due to reductions of sales and marketing headcount in connection with the Restructurings. Specifically, the average headcount in our sales and marketing organizations decreased from 1,100 and 1,200 in the three and nine months ended September 30, 2003, respectively, to 1,070 and 1,040 in the three and nine months ended September 30, 2004, respectively. These savings related to personnel-related costs include the offsetting impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation. In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of sales and marketing expense, primarily as a result of the consolidation of facilities in connection with the Restructurings.

We have also achieved aggregate decreases of $4.5 million and $15.3 million related to depreciation expense, marketing and advertising expenses, and T&E expenses during the three and nine months ended September 30, 2004, respectively, primarily due to the further realization of savings from our cost control initiatives. Our sales commission expense declined by $1.3 million and $2.0 million during the three and nine months ended September 30, 2004, respectively, primarily due to a decrease in our software license revenues.

Sales and marketing expense decreased as a percentage of total revenues from 26% and 28% for the three and nine months ended September 30, 2003, respectively, to 24% and 25% for the three and nine months ended September 30, 2004, respectively, primarily due to the Restructurings and our continued attention to our cost structure.

General and Administrative

General and administrative expense is comprised primarily of costs associated with our executive and administrative personnel (e.g., the CEO and finance, information technology, human resources and facilities personnel) and consists primarily of salaries and occupancy costs, along with bad debt, professional services expenses (e.g., audit fees, costs associated with compliance with the Sarbanes-Oxley Act of 2002, or SOX, etc.) and legal expenses. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
General and adminstrative expense.. $ 27,319    $ 27,114    $    (205)   (1)%  $ 81,860   $ 76,200    $  (5,660)    (7)%
Percentage of total revenues.......        8%         9%                            8%        8%

The following is a summary of the year-over-year changes of our general and administrative expenses during the three and nine months ended September 30, 2004 from the respective period in 2003 (in thousands):

                                                                Year-Over-Year Change
                                                             ---------------------------
                                                             Three Months   Nine Months
                                                                Ended          Ended
                                                             September 30,  September 30,
Cost component:                                                  2004           2004
----------------------------------------------------------   -------------  ------------
Facility-related costs (rent, maintenance, etc.)..........   $       (512)  $    (2,551)
Depreciation expense......................................         (2,440)       (5,588)
Bad debt expense..........................................         (1,542)       (8,369)
Personnel-related costs (compensation, benefits, etc.)....            822           632
Compensation related to restricted stock units ("RSUs")...            325         2,103
Legal and tax-related expense.............................          2,225         5,938
Professional services and other costs, net................            917         2,175
                                                             -------------  ------------
          Total year-over-year change.....................   $       (205)  $    (5,660)
                                                             =============  ============

General and administrative expenses decreased on a year-over-year basis primarily due to declines in our facilities-related costs, depreciation expense and bad debt expense. Our facility-related costs decreased on a year-over-year basis during both the three and nine months ended September 30, 2004 primarily due to the consolidation of facilities in connection with the Restructurings. We have also continued to reduce our discretionary spending in areas such as capital expenditures, resulting in declines in our depreciation expense. Bad debt expense decreased during the three and nine months ended September 30, 2004, respectively, primarily due to the continued improvement in our collection efforts, including further reductions in accounts receivable levels, an improved accounts receivable aging and the recovery of amounts previously written-off.

Partially offsetting these cost savings were increases in personnel-related costs, compensation related to RSUs, legal expense and costs of outside professional services. Personnel-related costs increased on a year-over-year basis during both the three and nine months ended September 30, 2004, primarily due to (i) our continued investment in additional executive personnel as outlined above under the section entitled "Focus on Future Improvement in Our Operating Performance," (ii) renewal of merit increases and certain incentive compensation and (iii) continued investment in additional financial personnel as part of our on-going commitment to strong internal controls. Our average headcount in our administrative organization was 545 and 580 in the three and nine months ended September 30, 2003, respectively, compared to 560 and 550 in the three and nine months ended September 30, 2004, respectively. The year-over-year growth in our administrative organization during the third quarter of 2004 compared to the third quarter of 2003 was primarily due to growth in our information technology support personnel.

Further offsetting the above cost savings were (i) increases in compensation costs of $0.3 million and $2.1 million during the three and nine months ended September 30, 2004, respectively, associated with the issuance of RSUs to certain executive officers in connection with their commencement of employment; (ii) increases of $2.2 million and $5.9 million during the three and nine months ended September 30, 2004, respectively, related to increases in legal and tax-related expenses (please refer to Note 4 to the accompanying unaudited consolidated financial statements for further discussion of legal proceedings); and (iii) increases in professional services and certain other costs of approximately $0.9 million and $2.2 million during the three and nine months ended September 30, 2004, respectively, a significant portion of which was associated with our compliance with SOX.

Restructuring and Related Expenses

As further described in Note 2 to the accompanying unaudited financial statements, we initiated a series of restructurings of our operations designed to better align our operating structure with expected revenue levels. We initiated and completed the first restructuring in 2002 (the "2002 Restructuring"), the second restructuring in 2003 (the "2003 Restructuring"), and the third restructuring in the third quarter of 2004 (the "2004 Restructuring" and collectively with the 2002 Restructuring and 2003 Restructuring, the "Restructurings").

The 2002 and 2003 Restructurings included the following key measures: (i) the reduction of our workforce across all functional areas; (ii) the consolidation of our excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures. The 2004 Restructuring consisted primarily of the consolidation of additional facilities (located primarily in North America and Asia Pacific) and the abandonment of the related leasehold improvements and furniture and fixtures.

The following table summarizes the restructuring and related expenses incurred during the nine months ended September 30, 2004, and the remaining obligations related to the Restructurings as of December 31, 2003 and September 30, 2004 (in thousands):

                                                          Employee      Facility-      Asset
                                                         Termination    Related     Abandonment
                                                          Costs (1)     Costs (2)     Costs (3)     Total
                                                         ------------ ------------- ------------ -----------
Restructuring obligations, December 31, 2003............ $     3,805  $    147,790  $        --  $  151,595
                                                         ------------ ------------- ------------ -----------
Restructuring and related expenses:
  Recognized related to the 2004 Restructuring (4)......          --         2,833        1,703       4,536
  Recognized related to changes in estimates (5)........      (1,465)          837          205        (423)
  Accretion related to the Restructurings (6)...........          --         1,630           --       1,630
                                                         ------------ ------------- ------------ -----------
     Total (7)..........................................      (1,465)        5,300        1,908       5,743
Cash payments...........................................      (1,557)      (39,002)          --     (40,559)
Non-cash charges........................................          --            --       (1,908)     (1,908)
                                                         ------------ ------------- ------------ -----------
Restructuring obligations, September 30, 2004........... $       783  $    114,088  $        --  $  114,871
                                                         ============ ============= ============
     Less: Restructuring obligations, short-term........                                             36,397
                                                                                                 -----------
     Restructuring obligations, long-term...............                                         $   78,474
                                                                                                 ===========

  The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 Restructuring. The remaining obligations as of September 30, 2004 relate to less than 10 terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the U.S. We expect to complete these terminations within the next six months.

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

  In accordance with SFAS 146, we recorded the facility-related expenses incurred in the 2004 Restructuring after giving effect to the net present value of the related obligations.

  We revised our estimated obligations with respect to the 2003 Restructuring during the nine months ended September 30, 2004 as follows:

      Employee termination costs—Due primarily to higher than expected voluntary terminations associated with positions included in the 2003 Restructuring, we reduced our remaining obligations for employee termination costs during the second quarter of 2004.

      Facility-related costs—Due primarily to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

  Represents the accretion of the 2003 and 2004 Restructuring obligations. We will continue to accrete our obligations related to the 2003 and 2004 Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

  The following is a summary of the net restructuring and related expenses recognized during the three and nine months ended September 30, 2004 (in thousands):

                                                                                         Nine Months
                                                            Six Months                      Ended
                                                              Ended          Third       September 30,
                                                          June 30, 2004     Quarter          2004
                                                         --------------- ------------- ---------------
Restructuring and related expenses:
  2004 Restructuring-related............................ $           --  $      4,536  $        4,536
  Changes in estimates..................................         (1,579)        1,156            (423)
  Accretion.............................................          1,171           459           1,630
                                                         --------------- ------------- ---------------
     Total restructuring and related expenses........... $         (408) $      6,151  $        5,743
                                                         =============== ============= ===============

  We incurred net restructuring and related expenses of $104.8 million and $105.0 million during the three and nine months ended September 30, 2003, respectively, primarily associated with the 2003 Restructuring. The following is a summary of the net restructuring and related expenses recognized during the three and nine months ended September 30, 2003 (in thousands):

                                                                                         Nine Months
                                                            Six Months                      Ended
                                                              Ended          Third       September 30,
                                                          June 30, 2003     Quarter          2003
                                                         --------------- ------------- ---------------
Restructuring and related expenses:
  2003 Restructuring-related............................ $       10,246  $     78,545  $       88,791
  Changes in estimates..................................         (9,972)       26,101          16,129
  Accretion.............................................             --           121             121
                                                         --------------- ------------- ---------------
     Total restructuring and related expenses........... $          274  $    104,767  $      105,041
                                                         =============== ============= ===============

The total restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring activities quarterly and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a further discussion of our Restructurings.

Purchased In-Process Product Development

On April 20, 2004, we acquired Eontec, a global provider of multichannel retail banking solutions. We believe that Eontec's technology and certain products and functionality under development, commonly referred to as IPR&D, by Eontec at the time of purchase will enhance our current offerings in the retail banking market. We estimated the fair value of this IPR&D, primarily related to Eontec's Internet banking and teller products, to be approximately $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying statement of operations for the nine months ended September 30, 2004.

At the date of our acquisition of Eontec, we estimated that the IPR&D relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, and we expected to incur up to an additional $2.5 million to complete this development, with completion expected in late 2004 or early 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 25%. The discount rate was selected based in part on our weighted average cost of capital and determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows.

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

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for the three and nine months ended September 30, 2003 and 2004 (in thousands, except percentages):

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------  ------------------------------------------
                                       2003        2004       Change     %        2003       2004       Change      %
                                    ----------  ----------  ---------- ------  ---------- ----------  ---------- --------
Operating income (loss)............ $(91,305)   $ 25,725    $ 117,030   128%  $(89,501)  $ 67,456    $ 156,957    175%
Operating margin...................    (28.4)%       8.1%                         (9.1)%      7.1%

Our operating income (loss) and operating margin increased favorably on a year-over-year basis during both the three and nine months ended September 30, 2004 due primarily to (i) net year-over-year reductions of $101.1 million and $95.7 million related to certain significant and unusual charges (i.e., restructuring, asset abandonment and IPR&D charges) and (ii) a $20.3 million and $101.3 million improvement in our operating margins due to the cost savings obtained from the Restructurings and our continued attention to cost controls. Partially offsetting these improvements in our operating margins were year-over-year declines in our total revenues of $4.3 million and $40.1 million during the three and nine months ended September 30, 2004, respectively.

Other Income (Expense), Net

For the three and nine months ended September 30, 2003 and 2004, other income, net was comprised of the following (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                               ---------------------  ---------------------
                                                  2003       2004        2003       2004
                                               ---------- ----------  ---------- ----------
Interest income............................... $  12,909  $  12,209   $  40,620  $  35,060
Loss on early extinguishment of debt..........   (10,711)        --     (10,711)        --
Interest expense..............................    (4,827)      (174)    (14,575)      (728)
Net gains on marketable investments...........     1,055        147       4,760      1,997
Write-down of cost-method investments.........      (269)      (275)       (675)    (1,821)
Other, net....................................       445       (383)       (143)    (1,432)
                                               ---------- ----------  ---------- ----------
                                               $  (1,398) $  11,524   $  19,276  $  33,076
                                               ========== ==========  ========== ==========

Interest income represents earnings on our cash and short-term investments. During the three and nine months ended September 30, 2004, interest income decreased on a year-over-year basis by $0.7 million and $5.6 million, respectively, primarily due to a decline in interest rates.

On September 30, 2003, we redeemed the $300.0 million convertible subordinated debentures ("Debentures") in accordance with their terms for $307.1 million. In connection with this redemption, we incurred a pre-tax charge to operations of $10.7 million, consisting of the $7.1 million premium and the write-off of the remaining unamortized issuance costs of $3.6 million. This pre-tax charge is reflected in the above table under the heading "loss on early extinguishment of debt" for the three and nine months ended September 30, 2003. The decrease in interest expense is primarily due to our redemption of the Debentures. Interest expense for the three and nine months ended September 30, 2004 primarily represents interest associated with our capital lease obligations.

Net gains on marketable investments represent realized gains recognized upon the sale of certain short-term debt instruments. We hold several minority interests, included in other assets, in companies having operations or technology in areas within our strategic focus. Write-down of cost-method investments in the above table represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes and Income Tax Benefit

During the three and nine months ended September 30, 2003, we recognized an income tax benefit of $33.4 million and $25.3 million, respectively, and during the three and nine months ended September 30, 2004, we recognized a provision for income taxes of $17.9 million and $41.3 million, respectively. Income taxes (benefit) as a percentage of pretax income (loss) (the "Effective Rate") increased from 36% for both the three and nine months ended September 30, 2003 to 48% and 41% for the three and nine months ended September 30, 2004, respectively, primarily due to (i) additional tax expense associated with a tentative settlement of certain IRS examinations, which are discussed further in Note 4 to the accompanying unaudited consolidated financial statements and (ii) certain expenses that are not deductible for income tax purposes. Please refer to Note 5 to the accompanying unaudited consolidated financial statements for a reconciliation of our federal statutory rate to our effective tax rate for the three and nine months ended September 30, 2004.

As part of the process of preparing unaudited consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our Effective Rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

As discussed in Note 4 to the accompanying unaudited consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the IRS. During 2003 and 2004, we received notices from the IRS of proposed adjustments to certain of these tax returns. In August 2004, the Company reached a tentative settlement with the IRS with respect to the IRS's examination of our income tax returns for the years 1998 to 2000, which we believe resolves all significant matters outstanding with respect to our income tax returns for the tax years 1998 to 2000.

While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. Based on currently available information, we believe that the ultimate outcome of these examinations will not have a material adverse effect on our financial position, cash flows or results of operations. However, the final determination of our tax obligations may exceed the amounts provided by us in the accompanying unaudited consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. We will reflect any revision in our estimates of our tax obligations as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $1,708.9 million as of December 31, 2003 to $1,799.7 million as of September 30, 2004, primarily due to our positive earnings during the nine months ended September 30, 2004. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue investment in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. We continue to operate a cash-positive business and, accordingly, we have been able to eliminate substantially all of our long-term debt and maintain our cash and short-term investment balances at over $2.0 billion. Specifically, our cash, cash equivalents and short-term investments increased from $2,023.2 million as of December 31, 2003 to $2,153.7 million as of September 30, 2004, representing approximately 71% and 74% of total assets, respectively. In addition, our days sales outstanding in accounts receivable ("DSO") declined from 64 days as of December 31, 2003 to 59 days as of September 30, 2004.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during the first nine months of 2004 and do not currently anticipate repurchasing any of our common stock in the remainder of 2004.

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

Operations

Net cash provided by operating activities increased from $153.2 million during the nine months ended September 30, 2003 to $195.1 million for the nine months ended September 30, 2004, primarily due to the increase in our earnings from a net loss of $44.9 million during the nine months ended September 30, 2003 to net income of $59.2 million for the nine months ended September 30, 2004. During each of these periods, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases (decreases) in deferred revenue (collectively representing net cash inflows of $69.2 million and $59.2 million in the 2003 and 2004 periods, respectively), partially offset by payments of accounts payable, accrued expenses and restructuring obligations.

As we settle our remaining restructuring obligations ($114.9 million as of September 30, 2004), our future operating cash flows will be reduced from what it otherwise would have been in the period of settlement. We currently estimate that we will settle $36.4 million of these obligations in the next 12 months.

We currently anticipate that we will continue to operate a cash-positive business in the fourth quarter of 2004. Our ability to meet these expectations depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues, including maintaining or improving the linearity of our revenues compared to our historical levels. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $10.4 million and $314.0 million for the nine months ended September 30, 2003 and 2004, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments. As discussed further below, we repurchased our Debentures for $307.1 million during the nine months ended September 30, 2003, in part funded from the proceeds from sales of short-term investments. Accordingly, we received net proceeds on sales of short-term investments of $0.1 million during the nine months ended September 30, 2003, compared to a net reinvestment of our cash balances into short-term investments of $230.1 million during the comparable period in 2004.

We also utilize our cash position to invest in new property and equipment, with net purchases of property and equipment of $14.0 million and $7.8 million during the nine months ended September 30, 2003 and 2004, respectively. Capital expenditures decreased in the 2004 period primarily due to (i) the reduction/delay of our capital spending where possible; (ii) the consolidation of our data centers, resulting in a decrease in our information technology requirements for servers and other equipment; and (iii) the reduction in the number of offices we are occupying, which allowed us to reduce our purchases of tenant improvements, furniture and fixtures.

We intend to continue to closely monitor our capital expenditures, while making selective investments in additional information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts, (iii) the replacement of certain older computer and information technology infrastructure, and (iv) the needs of an expanded workforce. Accordingly, we expect our total capital expenditures to be between $7.5 million and $10 million for the fourth quarter of 2004.

The remaining cash flows used in investing activities for the nine months ended September 30, 2004 consisted primarily of the acquisitions of Ineto Services, Inc. for net cash consideration of $4.8 million and Eontec for net cash consideration of approximately $71.1 million. Please refer to Note 6 to the accompanying unaudited consolidated financial statements for a further discussion of these acquisitions.

Financing

Net cash provided by (used in) financing activities increased from a net cash outflow of $275.5 million during the nine months ended September 30, 2003 to net cash inflows of $48.0 million for the nine months ended September 30, 2004. The increase from net cash outflows in the 2003 period to net cash inflows in the 2004 period was primarily due to repurchase of the Debentures in 2003 for $307.1 million. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for a further discussion of this repurchase. In addition, our cash provided by financing activities continued to increase on a year-over-year basis due to an increase in the proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). During the nine months ended September 30, 2004, our cash flows from financing activities were partially offset by our repayment of capital lease obligations, with payments of $9.5 million and $9.4 million during the nine months ended September 30, 2003 and 2004, respectively.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of September 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases, expiring between 2004 and 2022, for most U.S. and international sales and support offices and certain equipment in the normal course of business. While these arrangements are often referred to as a form of off-balance sheet financing, these arrangements are not considered off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for detail of our future minimum lease payments under our operating leases as of September 30, 2004.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as "critical accounting estimates."

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

We expect to apply the recognition and measurement guidance in EITF 03-01 to other-than-temporary impairment evaluations beginning in the fourth quarter of 2004.  We adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003 and will adopt the disclosure requirements for cost method investments as of December 31, 2004. We do not expect the adoption of EITF 03-01 to have a material effect on our financial position, results of operations or cash flows.

Employee Stock Options

Section I. Description of Plans

Since our inception, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of existing stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan" and together with the 1996 Plan, the "Plans"). Stock options granted to executive officers, key employees and non-employee members of our Board of Directors are made under the 1996 Plan and stock options granted to non-officer employees are made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

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

Section II. Summary of Stock Option Activity During 2004

As the following table shows, stock options outstanding decreased by 8.2 million, or 6%, during the nine months ended September 30, 2004, primarily due to forfeitures upon terminations. Combined activity under the Plans for the nine months ended September 30, 2004 is summarized as follows:

                                                       Shares                        Wtd. Avg.
                                                      Available     Number of        Exercise
                                                      for Grant      Options      Price per Share
                                                     ------------ --------------  ---------------
   Balances as of December 31, 2003................  192,295,796    143,902,815    $       13.20
     Issuances of restricted stock units, net......     (385,000)            --
     Options granted to employees..................   (6,770,500)     6,770,500    $        9.90
     Options granted to officers and directors.....   (3,487,000)     3,487,000    $       10.86
     Options exercised.............................           --     (5,685,521)   $        5.34
     Options canceled due to employee termination..   12,719,904    (12,790,543)   $       18.17
                                                     ------------ --------------  ---------------
   Balances as of September 30, 2004...............  194,373,200    135,684,251    $       12.83
                                                     ============ ==============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of September 30, 2004:

                           Options Outstanding              Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.    Wtd. Avg.                 Wtd. Avg.
                    Number       Remaining    Exercise      Number      Exercise
Options           of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      46,666,759            2.7    $   3.40   45,620,629    $   3.42
Out-of-the-money  89,017,492            5.9    $  17.77   45,414,625    $  20.77
                 ------------  -------------  ----------  -----------  ----------
                 135,684,251            4.8    $  12.83   91,035,254    $  12.08
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below $7.54, the closing price of our common stock as of September 30, 2004, and out-of-the money stock options have exercise prices equal to or greater than $7.54.

Section III. Dilution

Summary

Historically, equity ownership has been an important component of total compensation for our employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. We have also granted restricted stock units, or RSUs, to existing or new employees, and we will likely continue to do so in the future. In addition, we have on occasion assumed stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is typically scheduled to occur by the end of the second quarter of each year).

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, effective January 1, 2003 we adjusted our equity guidelines to reduce the size of stock option grants to new and existing employees. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time. In 2004, in addition to maintaining these guidelines for new employees, we further reduced the size of our renewal grants to existing employees from 17.8 million stock options granted in 2003 to 3.6 million stock options granted during the first nine months of 2004. Stock options granted in 2004 to existing employees, other than officers and members of our Board of Directors, vest in full on December 31, 2004 and have a contractual life of five years.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested equity instruments, unless the applicable agreement provides otherwise. Any vested equity instruments that are not exercised within three months from the termination date are forfeited at the expiration of the three months, unless the applicable agreement provides otherwise.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                Nine Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------  September 30,
                                                          2002        2003         2004
                                                       ----------  -----------  -------------
Net options granted:
Stock options granted..............................       5,887       22,787        10,258
Stock options forfeited upon termination...........     (28,910)     (27,660)      (12,791)
                                                       ----------  -----------  -------------
      Net granted (forfeited)......................     (23,023)      (4,873)       (2,533)
                                                       ==========  ===========  =============
Dilution percentage (1)............................      (4.9)%       (1.0)%        (0.5)%
                                                       ==========  ===========  =============
Option overhang (2)................................        38%         29%          27%
                                                       ==========  ===========  =============

    The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the period, net of forfeitures by employees terminating employment, divided by the total outstanding shares of common stock at the beginning of the respective period.

    Stock option overhang is calculated by dividing total stock options outstanding by the total outstanding shares of common stock at the end of each period.

Distribution of Grants

As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table for 2002 and 2003 represent our CEO and the four most highly compensated executive officers for the respective year. For all 2004 periods presented in this Quarterly Report on Form 10-Q, Named Executive Officers represent our then-CEO (Thomas M. Siebel) and the four most highly compensated executive officers, as disclosed in Item 11 "Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2003, along with our recently appointed CEO, J. Michael Lawrie.

Summarized below is the distribution of our stock options for the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004:

                                                                                Nine Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------  September 30,
                                                          2002        2003          2004
                                                       ----------  -----------  -------------
Grants during the period as a percentage of
  total granted:
      Named Executive Officers.....................         3.4%        4.6%        23.4%
      All other officers and directors as a group..         0.3          3.3          10.6
                                                       ----------  -----------  -------------
         Total for all officers and directors......         3.7          7.9          34.0
      All other employees as a group...............        96.3         92.1          66.0
                                                       ----------  -----------  -------------
         Total all grants..........................       100.0%      100.0%       100.0%
                                                       ==========  ===========  =============

During the nine months ended September 30, 2004, stock options granted to both our Named Executive Officers and "all other officers and directors as a group" increased significantly compared to our historical percentages for these same grant categories primarily due to stock options granted to newly hired officers upon commencement of employment. Specifically, grants to Named Executive Officers include an aggregate of 2.0 million stock options granted to our new CEO, J. Michael Lawrie, upon his commencement of employment and grants to "all other officers and directors as a group" include 0.5 million stock options granted to our new President, EMEA Sales upon his commencement of employment. These two grants represented 24% of all stock options granted during the nine months ended September 30, 2004.

Section IV. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, we record deferred compensation costs related to our employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years.

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

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on our statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation we must first add back all stock-based compensation expense reflected in our statement of operations, then deduct the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on our earnings as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands):

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,            September 30,
                                                                    ----------------------   ----------------------
                                                                       2003        2004         2003        2004
                                                                    ----------  ----------   ----------  ----------
Net income (loss):
  As reported.....................................................  $ (59,330)  $  19,370    $ (44,944)  $  59,238
                                                                    ----------  ----------   ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        346         386        1,326       2,494
    In-the-money stock options and restricted stock units.........     (7,109)       (584)     (20,853)     (3,140)
    Stock purchase rights under the Purchase Plan.................     (1,904)     (2,554)      (3,973)     (8,071)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................     (8,667)     (2,752)     (23,500)     (8,717)
                                                                    ----------  ----------   ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (35,738)    (35,109)    (108,320)   (120,002)
    Stock options cancelled for no consideration..................         --          --     (251,821)         --
    Stock options forfeited in connection with terminations.......     (6,390)         --      (29,337)     (1,940)
                                                                    ----------  ----------   ----------  ----------
       Subtotal...................................................    (42,128)    (35,109)    (389,478)   (121,942)
                                                                    ----------  ----------   ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (50,795)    (37,861)    (412,978)   (130,659)
                                                                    ----------  ----------   ----------  ----------
  Pro forma net loss giving effect to SFAS 123....................  $(110,125)  $ (18,491)   $(457,922)  $ (71,421)
                                                                    ==========  ==========   ==========  ==========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of September 30, 2003 and 2004 were $9.76 and $7.54, respectively.

As the table above illustrates, total pro forma expense for stock options includes $42.1 million and $389.5 million of expense during the three and nine months ended September 30, 2003, respectively, and $35.1 million and $121.9 million of expense during the three and nine months ended September 30, 2004, respectively, related to (i) stock options that were cancelled by our Chairman for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, and (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $17.77 per share compared to a closing price of $7.54 per share as of September 30, 2004). These items represented 83% and 94% of the pro forma expense for the three and nine months ended September 30, 2003, respectively, and 93% of the pro forma expense for both the three and nine months ended September 30, 2004.

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

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the nine months ended September 30, 2004:

                                                                                    Potential Realizable Value
                         Number of     Percent of                                   at Assumed Annual Rates of
                         Securities   Total Options                                  Stock Price Appreciation      Aggregate
                         Underlying    Granted to       Exercise or                   for the Option Term (4)    Black-Scholes
                          Options       Employees       Base Price     Expiration   --------------------------   Value on Date
     Officer Name       Granted (1)    in 2004 (2)     ($/Share) (3)      Date           5%            10%        of Grant (5)
----------------------  ------------  --------------  --------------  ------------  ------------  ------------  --------------
Thomas M. Siebel                 --             -- %  $          --            --   $        --   $        --   $          --
J. Michael Lawrie (6)     2,000,000           19.5%  $       10.38    05/04/2010   $ 7,060,385   $16,017,606   $   7,503,600
R. David Schmaier           100,000            1.0%  $       10.38    05/04/2010   $   353,019   $   800,880   $     361,500
Kenneth A. Goldman          100,000            1.0%  $       10.38    05/04/2010   $   353,019   $   800,880   $     361,500
Edward Y. Abbo              100,000            1.0%  $       10.38    05/04/2010   $   353,019   $   800,880   $     361,500
Steven M. Mankoff           100,000            1.0%  $       10.38    05/04/2010   $   353,019   $   800,880   $     361,500

  Stock options vest 20% on May 5, 2005, and at a rate of 5% for each quarter of service thereafter, and have a term of six years. The stock option granted to Mr. Lawrie incorporates accelerated vesting and extended exercise provisions upon a termination without cause or a change of control. Please refer to Mr. Lawrie's offer letter, a copy of which is filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2004, for further information.

  Based on an aggregate of 10.3 million shares subject to stock options granted to employees pursuant to our 1996 and 1998 Plans during the nine months ended September 30, 2004, including grants to the Named Executive Officers.

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

  Mr. Lawrie commenced employment on May 3, 2004 and was appointed our CEO effective May 4, 2004.

In addition to the above grants of stock options, on May 5, 2004 we granted Mr. Lawrie an RSU for 350,000 shares of our common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment. In the event that Mr. Lawrie is terminated without cause or in the event of a change of control (each as defined in Mr. Lawrie's offer letter, which is filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2004) within the first two years of Mr. Lawrie's employment, all unvested units will immediately vest in full.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2002 and 2003, and September 30, 2004:

                                                             December 31,
                                                       -----------------------  September 30,
                                                          2002        2003          2004
                                                       ----------  -----------  -------------
Stock options held by Named Executive
   Officers as a percentage of:
      Total options outstanding....................        29.3%       18.7%        21.3%
                                                       ==========  ===========  =============
      Outstanding shares of common stock...........        11.2%        5.4%         5.7%
                                                       ==========  ===========  =============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during the nine months ended September 30, 2004 and the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of September 30, 2004:

                                                          Number of
                                                    Securities Underlying         Value of Unexercised
                                                    Unexercised Options at       In-the-Money Options at
                         Shares                     September 30, 2004 (2)        September 30, 2004 (3)
                       Acquired on      Value      --------------------------  ----------------------------
    Officer Name        Exercise     Realized (1)  Exercisable  Unexercisable  Exercisable    Unexercisable
---------------------  -----------  -------------  -----------  -------------  -------------  -------------
Thomas M. Siebel               --   $         --   18,686,134             --   $ 86,937,062   $         --
J. Michael Lawrie (4)          --   $         --           --      2,000,000   $         --   $         --
R. David Schmaier         292,856   $  2,585,732    1,743,932        986,072   $  1,315,903   $    208,254
Kenneth A. Goldman             --   $         --    1,980,000        990,000   $         --   $         --
Edward Y. Abbo             96,200   $  1,172,732      560,000        400,000   $    820,400   $         --
Steven M. Mankoff          30,000   $    279,113      949,300        537,500   $  1,329,021   $         --

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of September 30, 2004.

  Based on the fair market value of our common stock as of September 30, 2004 ($7.54 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

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

During the nine months ended September 30, 2004, we granted 20,000 stock options with an exercise price of $15.39 to each of our non-employee directors, including James C. Gaither, Marc F. Racicot, Eric E. Schmidt, Charles R. Schwab and George T. Shaheen. The fair value of each of these stock options on the date of grant was approximately $106,000, or $5.31 per share, as determined using the Black-Scholes option valuation model. In addition, we granted 80,000 stock options with an exercise price of $12.15 per share to John W. White upon his appointment to the Board of Directors. The fair value of these stock options on the date of grant was approximately $351,000, or $4.39 per share, as determined using the Black-Scholes option valuation model.

The exercise price per share of each of the stock options granted to our Board of Director members during the nine months ended September 30, 2004 was equal to the fair market value of common stock on the date of grant. Each of these stock options vest 20% on the one-year anniversary of the date of grant, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

Section VI. Equity Compensation Plan Information

Information as of September 30, 2004 related to each of our stock option plans is summarized as follows:

                                                                    Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be      Average        for Future
                                       Issued Upon      Exercise     Issuance Under
                                       Exercise of      Price of   Equity Compensation
                                       Outstanding    Outstanding   Plans (Excluding
           Plan Category                 Options        Options    Options Outstanding)
------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by stockholders (1).....    51,882,873    $     7.42           79,159,368
   Not approved by stockholders (2).    82,890,649    $    16.25          126,538,825
   Acquired companies' plans (3)....       910,729    $     8.78                   --
                                      -------------    ----------  -------------------
                                       135,684,251    $    12.83          205,698,193
                                      =============                ===================

  Represents shares available under the 1996 Plan, which is used for grants to our officers and directors. The shares remaining available for future issuance amount also includes 11.3 million shares available under our 2003 Employee Stock Purchase Plan.

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

  Changes in accounting principles generally accepted in the United States;

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

As a result of these and other factors, revenues for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. You should not rely on these comparisons as indications of future performance. Our future quarterly operating results may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A slowdown in the global economy, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for business applications software and services, particularly within the industries in which we offer specific versions of our products. Because we sell our products primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities and consumer packaged goods industries, our business depends on the overall economy and the economic and business conditions within these industries. For example, weak global economic conditions in 2001, 2002 and 2003 significantly impacted capital spending, particularly information technology spending within the industries listed above, resulting in a decrease in our software license revenues in 2001, 2002 and 2003. Future decreases in demand for computer software caused, in part, by weakness of the global economy may result in a decrease in revenues, operating income and/or our growth rates.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We realize lower margins on our professional services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower margins than our internal services business. As a result, if services revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our margins would be negatively impacted.

Hostilities involving the United States and/or terrorist attacks could harm our business.

Our operations could be negatively impacted if there are additional terrorist attacks or threats of terrorist attacks, or if hostilities involving the United States escalate. In the past, terrorist attacks, including attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. For example, the equity markets have reacted with significant declines in response to past terrorist actions. Further, as a result of past terrorist attacks and hostilities involving the United States, we believe many of our customers and potential customers have been much more cautious in setting and spending against their capital expenditure budgets. Subsequent terrorist acts and/or the threat of future terrorist attacks or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our software products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost of our software product to the customer is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. For these and other reasons, the period between initial contact and the implementation of our software products is often lengthy and is subject to a number of factors, over many of which we have little or no control, that may cause significant delays. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions and increased competition, our sales cycle has recently become longer than historical sales cycles.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably SOX. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the on-going review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion in our Annual Report on Form 10-K for the year ended December 31, 2004 as required by Section 404 of SOX, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by on-going revisions to our disclosure and governance practices.

An unfavorable government review of our income and payroll tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income, payroll and indirect taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for these taxes, and in the ordinary course of our business there may be transactions and calculations where the ultimate tax determination is uncertain.

Our U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the IRS. During 2003 and 2004, we received notices from the IRS of proposed adjustments to these income tax returns. In addition, certain of our U.S. payroll tax returns (primarily related to taxes associated with stock option exercises), U.S. sales and use tax returns, and international sales and value added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

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

The market for on-demand or "hosted" application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for CRM in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, if the demand for our Siebel CRM OnDemand service does not materialize as expected, our ability to recover our investment in UpShot Corporation and Ineto Services, Inc. may be impaired. As of September 30, 2004, the carrying value of the goodwill and amortizable intangibles related to these entities was approximately $63.2 million and $6.7 million, respectively.

We began offering Siebel CRM OnDemand, a hosted software application delivered as an online service, in the fourth quarter of 2003. Siebel CRM OnDemand is offered on a subscription basis, rather than as a perpetual license. Siebel CRM OnDemand customers have no obligation to renew their service subscriptions after the expiration of the initial subscription period, which is typically 12 months. Some former customers of acquired businesses which are now a part of our CRM OnDemand business have elected not to renew their subscriptions. In addition, our customers may elect to renew their service for fewer users. Because the fee structure for Siebel CRM OnDemand is based on the number of users, this could reduce our revenue generated from this service. We have limited historical data with respect to rates of customer subscription renewals, so we cannot predict with any degree of certainty customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their inability to continue their operations and/or spending levels. If our customers do not renew their subscriptions for our service, or if they renew our service for fewer users, our expectations regarding future revenues from this new product offering may be incorrect, which could adversely affect our business, financial condition or results of operations. Further, because of our limited operating history related to this subscription model, we cannot effectively estimate expense assumptions and thus we may not be able to adequately predict profitability of this business. Further, for the remainder of 2004, we expect to invest more in our Siebel CRM OnDemand business than we expect to realize in revenues from this business.

Interruptions or delays in our Siebel CRM OnDemand service from our third-party hosting partners could impair the delivery of our service and harm our business.

We have entered into strategic relationships with hosting partners, including IBM and British Telecom, to provide our CRM OnDemand service through computer hardware located at the facilities of these third parties. We do not control the operation of these facilities, which could be subject to damage or interruption from a variety of sources, including earthquakes, fires, power loss, telecommunications failures and similar events. The occurrence of one of these events or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, the failure by one of our hosting partners to provide the required data communications capacity could result in interruptions in our service. Interruptions in our service, among other things, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates.

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we acquired Eontec Limited in April 2004, Ineto in January 2004 and UpShot in November 2003. We may not realize the anticipated benefits of these or any other acquisition and each acquisition has numerous risks. These risks include:

  difficulty assimilating the operations and personnel of the acquired company;

  difficulty effectively integrating the acquired technologies or products with our current products and technologies;

  difficulty in maintaining controls, procedures and policies during the transition and integration;

  disruption of our on-going business and distraction of our management and employees due to transition and integration issues;

  inability to retain key technical and managerial personnel from the acquired business;

  inability to retain key customers, distributors, vendors and other business partners of the acquired business;

  inability to achieve the financial and strategic goals for the acquired and combined businesses;

  we may incur acquisition-related costs or amortization costs for acquired intangible assets that could impact our profitability;

  we may incur unexpected costs which may adversely affect operating results;

  our relationships with partner companies or third party providers of technology or products could be adversely affected;

  our relationships with employees and customers could be impaired;

  due diligence processes may fail to identify significant issues with product quality, architecture and development, and legal and financial contingencies, among other things; and

  we may incur significant exit charges if products acquired in business combinations are unsuccessful.

Ultimately, if we do not successfully complete the integration of the acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisition to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We may incur future restructuring charges, which may adversely impact our operations.

During 2002, 2003 and 2004, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities (the "Restructurings"). As part of the Restructurings, we ceased to use certain of our leased facilities and, accordingly, we are negotiating certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations in 1994 and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through much of 2004, our revenues declined as a result of a deterioration of the overall economy and information technology industry. These rapid changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed a series of Restructurings, as described more fully in Note 2 to the accompanying unaudited consolidated financial statements. The Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if our operations return to positive growth we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition or results of operations.

Rapid change will require us to manage the size of our employee base.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, global services staff, technical and sales support staff. Although we currently invest sufficient resources in our direct sales force, global services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, global services, technical and sales support personnel. If we are not be able to expand our direct sales force, global services staff, and technical and sales support staff as necessary to support our operations, our business and operations will be harmed.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or proposed changes in accounting for equity compensation could adversely affect our earnings.

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

We currently account for stock options under APB 25 and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On March 31, 2004, the FASB issued a draft accounting pronouncement which, if implemented, will require us to expense stock options in our statement of operations no later than July 1, 2005. The draft accounting pronouncement applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. The final statement is expected to be issued in the fourth quarter of 2004.

If we are required to change our accounting policy in accordance with this draft accounting pronouncement, we estimate that our earnings in 2005 could be reduced by up to approximately $40.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of September 30, 2004 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult or expensive for us to grant stock options to employees in the future. In light of these potential changes, we have considered modifying our equity compensation strategy to emphasize equity incentives other than stock options. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Capgemini, Deloitte Consulting, IBM and BearingPoint, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationships with these significant systems integrators could have a material adverse effect on our business, financial condition or results of operations. We also have relationships with technology vendors such as Hewlett-Packard, Microsoft and Sun Microsystems, among others. Failure to maintain existing relationships on acceptable terms, or to establish new relationships in the future, could have a material adverse effect on our business, financial condition or results of operations.

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

Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our products concurrently. If existing customers have difficulty deploying Siebel eBusiness Applications or CRM OnDemand or for any other reason are not satisfied with Siebel eBusiness Applications or CRM OnDemand, our business, financial condition or results of operations could be materially and adversely affected.

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

Our success depends on gaining new customers and maintaining relationships with our existing customers. In particular, if the number of software license transactions and/or the average size of these transactions decrease, our software license revenue may be negatively impacted, which may in turn negatively impact our services and total revenues. For example, during the nine months ended September 30, 2004, the number of transactions generating software license revenues greater than $1 million declined from 80 transactions in the nine months ended September 30, 2003 to 76 transactions in the nine months ended September 30, 2004, accounting for a significant portion of the decline in our software license revenues. The failure to enter into these larger software license transactions and/or maintain or increase the number of software license transactions could have a material adverse effect on our business, financial condition or results of operations.

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

The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs, and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or enhancements to Siebel eBusiness Applications or CRM OnDemand that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products or enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to Siebel eBusiness Applications or CRM OnDemand are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results or financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to compete effectively in the Internet-related products and services market.

Siebel eBusiness Applications and Siebel CRM OnDemand communicate through public and private networks over the Internet. The success of our products and services may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. We cannot predict whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and services and the introduction of new products and services. Further, critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease-of-use, accessibility, quality of service, the impact of "viruses," "worms" and similar malicious programs, and potential tax or other government regulation remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and services and the distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

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

System Integrators

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

Many leading companies in the market for business applications software have been the subject of mergers, acquisitions and divestitures during the last several years. For example, Oracle Corporation continues to actively pursue an acquisition of PeopleSoft, Inc. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing business applications software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel. Our key employees have not entered into employment agreements with us. The loss of one or more of our senior management personnel could have a material adverse effect on our business, operating results and financial condition. In recent years, we have had members of our senior management announce their retirement or departure from our company. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices.

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

Our revenues are primarily derived from large multinational companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and in the future may expand our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel eBusiness Applications and CRM OnDemand. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

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

The following table summarizes as of September 30, 2004 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount    Contract         Fair
                                           (Local Currency)    Amount       Value (US$)
                                           ----------------  -----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................     (AUD) 13,347     US$9,472  $         (5)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 27,623     US$9,122  $       (273)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................     (GBP) 10,284   EUR 15,176  $        246

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................      (CAD) 2,407     US$1,943  $         52

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)....................  (JPY) 1,151,383    US$10,474  $         81

Korean won ("KRW") (contracts to pay
  KRW/receive US$)........................     (KRW) 98,000        US$83  $          3

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$).................     (MXN) 26,232     US$2,267  $         11

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................         (SGD) 57        US$62  $         24

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................     (CZK) 37,250    EUR 1,183  $         (9)

Euros ("EUR") (contracts to receive
  EUR/pay US$)............................    (EUR) 182,073   US$222,336  $      1,761

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................     (SEK) 10,705    EUR 1,176  $         3

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)....................      (CHF) 2,419    EUR 1,576  $        (15)

The following table summarizes our short-term investments and the weighted average yields as of September 30, 2004 (in thousands, except percentages):

                                                         Expected Maturity Date
                                     ------------------------------------------------------------------------
                                       2004      2005      2006      2007      2008   Thereafter     Total
                                     --------- --------- --------- --------- -------- ----------- -----------
US Treasury and Agency securities...  $71,181  $147,416  $224,842   $49,751   $8,913       9,136    $511,239
  Weighted average yield............     2.04%     2.19%     2.66%     3.03%    3.37%       3.56%

Corporate bonds.....................  $29,805  $159,755  $292,542  $165,009  $58,610      19,474    $725,195
  Weighted average yield............     2.01%     2.38%     2.60%     3.13%    3.55%       3.93%

Asset-backed securities.............  $19,762  $120,951  $196,494   $54,334   $7,301     $11,886    $410,728
  Weighted average yield............     1.92%     2.68%     3.01%     3.52%    4.30%       2.97%
                                     --------- --------- --------- --------- -------- ----------- -----------
Total short-term investments........ $120,748  $428,122  $713,878  $269,094  $74,824     $40,496  $1,647,162
                                     ========= ========= ========= ========= ======== =========== ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2004, the fair value of the above investments would decline by approximately $23.7 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 4. Controls and Procedures

We have historically made our internal controls over financial reporting a high priority and we continue to do so. Our Internal Controls Committee, comprised primarily of senior financial and legal personnel, assists us in ensuring that our internal controls over financial reporting are complete, accurate and appropriately documented. In addition, our internal audit department reviews and tests our internal controls in order to ensure that the internal controls are designed appropriately and are operating as designed. The Sarbanes-Oxley Act of 2002 ("SOX") and resulting rules adopted by the Securities and Exchange Commission ("SEC") served as a catalyst for us to formalize many of our processes, controls and procedures that we have implemented to ensure proper financial reporting. The following is a summary of the procedures that we have undertaken with respect to Section 302 of SOX ("Section 302") and Section 404 of SOX ("Section 404").

Section 302

Attached as Exhibits 31 and 32 to this quarterly report are two separate forms of certifications of our CEO and CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of SOX (the "Section 302 Certifications"). The information contained below relates to the "Controls Evaluation" referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of September 30, 2004 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Controls"), as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), and our internal controls and procedures for financial reporting (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below under Section 404, our Disclosure Controls are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Exchange Act.

Our CEO and CFO note that during the three and nine months ended September 30, 2004, there have been no changes in our Internal Controls or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Controls over financial reporting a high priority and strive to continually improve our Internal Controls. Accordingly, we have taken and will continue to take corrective action as we discover deficiencies in our Internal Controls.

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

Internal Controls are a set of processes designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP") and includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation Under Section 404

As of December 31, 2003, we had substantially completed the documentation and testing of our significant business and financial process and procedures, representing approximately 50 individual processes, which may materially impact our reported financial and operating results. In accordance with SOX, we will test our Internal Controls each year and, accordingly, we have begun our testing for 2004 and expect to complete this testing prior to the filing of our Annual Report on Form 10-K. As of September 30, 2004, our management and internal audit department have completed their review and testing of the majority of our individual processes and we believe we are on schedule to complete this testing prior to the filing of our Annual Report on Form 10-K. In addition, our auditors have begun their test work, which we also believe will be completed in accordance with the requirements of SOX. To date, we have found no material weaknesses, as defined in the professional accounting literature and described below, with our Internal Control structure.

Our Controls Evaluation included formal documentation and review of the controls' objectives and designs, along with our controls' implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Among other matters, we sought in our evaluation to determine whether there were any control deficiencies (particularly "significant deficiencies" or "material weaknesses") in our Internal Controls, and whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for our Controls Evaluation and because Item 5 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the quarterly report. In professional auditing literature, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "significant deficiency" in the control structure exists when there is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected. A "material weakness" is defined in auditing literature as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We will perform this type of evaluation on a quarterly basis and report the conclusions concerning controls effectiveness in our quarterly reports and annual report. Our Internal Controls are also evaluated on an on-going basis by our internal audit department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our objective is to maintain Disclosure Controls and Internal Controls as dynamic systems that change (including improvements and corrections) as conditions warrant.

Evaluation of Our Disclosure Controls and Internal Controls Under Section 404

Based upon our management's review and our internal audit department's testing of our Internal Controls, we believe that our Internal Controls provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We believe we are well positioned to be in compliance with Section 404 when all provisions of Section 404 are effective, including our ability to issue a report on our Internal Controls and obtain an audit report on our Internal Controls from our auditors.

Part II. Other Information

Item 1. Legal Proceedings

On May 6, 2003, the Enforcement Division staff ("Staff") of the SEC contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the Staff notified us and two of our officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. We, along with our officers, have filed submissions with the SEC in response to the SEC notices that we believe contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against us and two of our officers alleging, among other things, that we, along with our officers, violated Regulation FD in connection with the statements described above. In September 2004, we filed a motion to dismiss the complaint. A hearing on the motion has been scheduled for December 2004. We believe the allegations in this action are without merit and we intend to defend ourselves vigorously.

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California against us and certain of our officers. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, we filed a motion for dismissal of the consolidated complaint in this case. On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of our stockholders, filed an action in the Superior Court of California (the "Superior Court") against us and certain members of our Board of Directors. These actions allege claims in connection with various public statements made by us and seek damages together with interest and reimbursement of costs and expenses of litigation. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint. We believe the allegations in these actions are without merit and we intend to defend vigorously against these claims.

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

Item 5. Other Information

(a) Charles R. Schwab resigned from our Board of Directors effective November 5, 2004, to focus on his duties as Chief Executive Officer of The Charles Schwab Corporation, a position to which he was re-appointed in July 2004. We extend a great debt of gratitude to Mr. Schwab for his enormous contributions to Siebel Systems since joining our Board in October 1994.

Item 6. Exhibits
Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (1)
3.2	Amended and Restated Bylaws of the Registrant. (2)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (4)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (5)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (6)
4.6	Rights Agreement dated as of January 29, 2003, between the Registrant and Mellon Investors Services LLC, as Rights Agent. (6)
4.7	Form of Rights Certificate. (6)
10.1	Siebel Systems, Inc. Nonqualified Deferred Compensation Plan. (7)
10.2	Offer Letter, dated April 28, 2004, to J. Michael Lawrie. (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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
  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2004.
  Filed herewith.

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

Dated: November 5, 2004

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer (Prinicipal Financial Officer)