Form 10-K/A
period 2003-12-31
SIEBEL SYSTEMS INC
filed 2005-02-15
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of December 31, 2004, was 508,953,133.

EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 31, 2003 to restate our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and the related disclosures. This Form 10-K/A also includes the restatement of the selected financial data as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, which is included in Item 6. Please refer to Note 2 to our consolidated financial statements included in this amendment on Form 10-K/A in "Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a further discussion of the restatement. We have also corrected various minor typographical errors in this Form 10-K/A that occurred during the process of preparing our 2003 annual report on Form 10-K and made certain balance sheet reclassifications, as discussed further in Note 1 to the accompanying consolidated financial statements.

During the course of preparing our consolidated financial statements for 2004, we determined that we had not properly recorded rent escalations on a straight-line basis for certain of our facility leases, resulting in a cumulative understatement of rent expense, net of an overstatement of restructuring expenses, from 1998 through September 30, 2004 of $19.7 million. The cumulative impact of this error as of September 30, 2004, including the related income tax effect, resulted in a $19.7 million understatement of rent-related liabilities, a $7.8 million understatement of deferred tax assets, and an $11.9 million overstatement of retained earnings. The impact on our earnings per share for each affected period was less than $0.01 per share. Specifically, our diluted earnings per share was reduced by $0.006 per share, $0.007 per share and $0.004 per share during 2001, 2002 and 2003, respectively. Our management identified this error without the assistance or involvement of any outside parties.

We determined that the cumulative adjustment required to correct this calculation error was too large to record in 2004, and decided to correct the error through restatement of previously issued financial statements for the years ended December 31, 2001, 2002 and 2003. We intend to restate our interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 in our annual report on Form 10-K for the year ended December 31, 2004 to be filed on or before March 16, 2005.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K, except as required to reflect the effects of the restatement, in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 12, 2004. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part I—Item 1—Business;

  Part I—Item 2—Properties;

  Part II—Item 6—Selected Financial Data;

  Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations;

  Part II—Item 8—Financial Statements and Supplementary Data;

  Part II—Item 9A—Controls and Procedures; and

  Part IV—Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

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

At our annual conference for worldwide users of our software held in October 2003, we introduced an updated product strategy—CRM for Everyone—which we believe will enable organizations to meet their CRM requirements quickly, easily and affordably. CRM for Everyone encompasses our Siebel eBusiness Applications and our new offering, Siebel CRM OnDemand, a solution that offers CRM functionality as a service available over the Internet. Siebel CRM OnDemand integrates with the on-premise Siebel eBusiness Applications Software Suite, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

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

Please refer to Note 12 to the accompanying consolidated financial statements for a summary of our software license revenues by software product.

Product Development Expense

Since we introduced the first versions of our products, we have expanded the functional and industry-specific breadth and depth of our product footprint. Our competitive position has developed to a large extent because of our emphasis on research and development. During 2003 we continued to invest significant resources in product development to further extend our functional and technological leadership and enhance customer satisfaction. From 2001 to 2003 we invested over $1.0 billion—approximately $334.7 million, $368.4 million and $310.7 million during 2001, 2002 and 2003, respectively—in additional product development. As a result of these investments, we released the latest version of our Siebel eBusiness Applications in the third quarter of 2003 and our new product offering, Siebel CRM OnDemand, in the fourth quarter of 2003. We believe our latest version of Siebel eBusiness Applications and Siebel CRM OnDemand set the standard for technology leadership in the CRM industry.

We currently expect that most of our development of new products and enhancements to existing and future products will be developed internally, with selective acquisitions to compliment and supplement our product development pipeline when deemed prudent. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Please refer to "Risk Factors—We may not be able to protect our proprietary information" for further discussion of proprietary technology and intellectual property.

Our development efforts have resulted in leading CRM, ERM, analytics, and integration software applications. We believe that our current and future product development efforts will continue this history of developing leading software applications. However, our existing and future development efforts may not be completed within our anticipated schedules or, if completed, the products may not have the features or quality necessary to make them successful in the marketplace. We test all of our products prior to their general release and only release our products after the products have equaled or exceeded our high standards. Despite our vigorous testing, software products may contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. Please refer to "Risk Factors—Software errors or defects in our products could reduce revenues" for further discussion of risks associated with product development.

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

We intend to continue investing substantial resources in technological research and development. Our current technological research and development efforts include:

    Product Footprint: During 2003, we acquired intellectual property from two companies—BoldFish, Inc. and Motiva, Inc.—as part of our continued effort to expand our product footprint and enhance the features and functionality of Siebel eBusiness Applications. In addition, we licensed certain analytics technology that we plan to further develop into additional analytics products. These acquisitions of additional technology add significant breadth and depth to our analytics, permission-based outbound marketing and incentive compensation management solutions. We also continue to internally develop new and enhanced functionality for our CRM enterprise, analytics, PRM and ERM applications, and industry-specific applications that incorporate industry best practices and support industry segment-specific businesses.

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

International license revenues for 2001, 2002 and 2003 were $479.3 million, $290.8 million and $240.3 million, respectively, representing 45%, 42% and 50% of software license revenues, respectively. Total international revenues for 2001, 2002 and 2003 were $838.1 million, $619.2 million and $566.5 million, respectively, representing 40%, 38% and 42% of total revenues, respectively. Please refer to Note 12 to the accompanying consolidated financial statements for further discussion of our geographic operations.

Our international operations are subject to a variety of risks, including: (i) foreign currency fluctuations; (ii) economic or political instability; (iii) shipping delays; and (iv) various trade restrictions. Because the vast majority of our software license arrangements are in U.S. dollars, including many of our international license revenues, our exposure to foreign currency fluctuations is limited. Please refer to "Risk Factors—Our international operations involve unique risks" for further discussion of risks related to foreign operations.

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

Please refer to "Risk Factors—To be successful, we must effectively compete in the business applications market."

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

We believe that our current facilities are suitable and adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 7 to the Consolidated Financial Statements for information regarding our lease obligations.

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

Item 6. Selected Financial Data

During the course of preparing our consolidated financial statements for 2004, we determined that we had not properly recorded rent escalations on a straight-line basis for certain of our facility leases from May 1998 to September 2004. The cumulative impact of this error as of September 30, 2004, including the related income tax effect, resulted in a $19.7 million understatement of rent-related liabilities, a $7.8 million understatement of deferred tax assets, and an $11.9 million overstatement of retained earnings. The impact on our earnings per share for each affected period was less than $0.01 per share.

We decided to correct the error through restatement of previously issued financial statements for the years ended December 31, 2001, 2002 and 2003. Please refer to Note 2 of the accompanying consolidated financial statements for additional information on the restatement.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2003, and as of December 31, 2002 and 2003, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000, is derived from restated consolidated financial statements that have not been included in this annual report.

For each of the periods presented, our financial data has been restated to reflect the acquisitions of OnTarget, Inc. in 1999; and OpenSite Technologies, Inc., OnLink Technologies, Inc. and Janna Systems Inc. in 2000; all of which have been accounted for as poolings-of-interests.

                                                                                     Year Ended December 31,
                                                             -------------------------------------------------------------------------
                                                                 1999           2000           2001           2002           2003
                                                             -------------  -------------  -------------  -------------  -------------
                                                             (as restated)  (as restated)  (as restated)  (as restated)  (as restated)
                                                                          (in thousands, except per share data and employees)
Financial Data:
   Total revenues..........................................  $    822,454   $  1,820,206   $  2,084,596   $  1,635,307   $  1,354,228
   Operating income (loss) (1) (2).........................  $    160,966   $    320,327   $    352,791   $    (98,627)  $    (37,355)
   Net income (loss) (1) (2)...............................  $    109,894   $    220,583   $    251,528   $    (38,807)  $     (5,191)
   Net income (loss) available to
    common stockholders (1) (2) (3)........................  $     56,730   $    121,828   $    251,528   $    (38,807)  $     (5,191)
   Diluted net income (loss) per common share (1) (2) (3)..  $       0.12   $       0.23   $       0.48   $      (0.08)  $      (0.01)
   Basic net income (loss) per common share (1) (2) (3)....  $       0.15   $       0.29   $       0.55   $      (0.08)  $      (0.01)
   Cash and short-term investments.........................  $    685,199   $  1,152,584   $  1,656,655   $  2,161,604   $  2,023,206
   Total assets............................................  $  1,275,735   $  2,162,767   $  2,747,914   $  3,037,350   $  2,850,527
   Convertible subordinated debentures.....................  $    300,000   $    300,000   $    300,000   $    300,000   $         --
   Mandatorily redeemable convertible
    preferred stock........................................  $     80,459   $         --   $         --   $         --   $         --
   Total stockholders' equity..............................  $    644,475   $  1,278,435   $  1,831,544   $  1,949,799   $  2,040,770
   Cash flows from operations..............................  $     89,746   $    438,568   $    588,201   $    433,203   $    188,034
   Employees...............................................         3,604          7,389          7,403          5,909          4,972

  We completed a restructuring of our operations and an associated workforce reduction during both 2002 and 2003; a tender offer for certain employee options during 2002; and incurred a charge related to certain acquired technology during 2003. Please refer to Notes 3, 9 and 4 to our consolidated financial statements, respectively, for a further discussion of each of these activities.

  Accordingly, operating income for 2002 and 2003 has been reduced by an aggregate of $257.3 million and $110.1 million, respectively, related to these charges. In addition, we completed a repurchase of our convertible subordinated debentures in 2003, which resulted in an additional charge of $10.7 million (included in other income, net) to our earnings for 2003. Please refer to Note 6 to the accompanying consolidated financial statements for a further discussion of this charge. On an after-tax basis, these charges reduced earnings for 2002 and 2003 by an aggregate of $164.7 million and $77.3 million, respectively.

  In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased amortizing goodwill on January 1, 2002. Amortization of goodwill was not significant for any period presented in the above table. Please refer to Note 4 to the accompanying consolidated financial statements for a further discussion of the impact on our operations of ceasing amortization of goodwill.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

During the course of preparing our consolidated financial statements for 2004, we determined that we had not properly recorded rent escalations on a straight-line basis for certain of our facility leases. We decided to correct the error through restatement of previously issued financial statements. Accordingly, we have restated our previously issued consolidated balance sheets as of December 31, 2002 and 2003 and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2002 and 2003. Please refer to Note 2 to the accompanying consolidated financial statements for a further discussion of this restatement. The following discussion reflects the impact of this restatement.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2004, we discovered an error in our consolidated financial statements related to our accounting for certain facility leases. As a result of the discovery of this error in 2004, we have determined that there was a significant deficiency in our internal controls as of December 31, 2003 related to our accounting for our facility-related leases. We have corrected our methodology for accounting for these leases in 2004, including implementing additional policies and procedures to strengthen our internal controls. Based on the testing of our internal controls as of December 31, 2003, we believe that our remaining internal controls are functioning as designed and provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States. With the work we have completed to date, we believe that we are well-positioned for our auditors to issue their attestation report on our internal controls in 2004. In addition, we have formed an Internal Controls Committee, comprised primarily of senior financial and legal personnel, which helps ensure our internal controls over financial reporting are complete, accurate and appropriately documented.

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

Economic Conditions in the Information Technology Industry

We believe that the weak economic conditions that persisted in the first half of 2003 disproportionately impacted the information technology industry in which we operate. Many corporations intensified their efforts to identify and realize potential cost savings in these difficult economic circumstances. As a result, capital spending by corporations—specifically information technology spending—was delayed. In addition, many corporations made capital expenditures in previous years in anticipation of future growth that did not materialize and, accordingly, these corporations have reduced their current capital expenditures until their operations return to positive growth.

As general economic conditions began to improve in the second half of 2003, capital spending by corporations—specifically information technology spending—increased. According to the U.S. Department of Commerce, one of the major contributors to the increase in GDP in the second half of 2003 was purchases of "equipment and software." Our operating results showed a similar improvement in the second half of 2003 as we began to see an increase in the number of companies evaluating their CRM needs. While it is still too early to determine if the recent improvement in both general economic conditions and information technology spending will continue, we believe demand levels may be stabilizing and may also be showing signs of returning to positive growth.

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

  In the second half of 2003, we began the process of realigning our worldwide sales organization into three geographic operating units—the Americas, Europe Middle East and Africa ("EMEA"), and Asia Pacific. We completed this realignment in early January 2004 and, accordingly, appointed one of our sales executives as the president of each of these geographical units. Each of these presidents report directly to our CEO.

Due primarily to these actions, we were able to improve several key operating metrics.

Key Financial Metrics for 2003

Despite the difficult economic challenges faced throughout the first half of 2003, we were able to improve several key financial metrics and performance indicators, particularly in the second half of 2003. The data below for the years ended December 31, 2002 and 2003 and the quarterly periods ended March 31, June 30, September 30 and December 31, 2003 have been restated to conform to the financial statements included in this Form 10-K/A. Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement. The following is a brief summary of our key financial metrics and operating results for 2002 compared to 2003, along with a quarterly trend analysis for 2003:

                                                           Year Ended December 31,                 Year Ended December 31, 2003
                                                        ----------------------------  ---------------------------------------------------------
                                                            2002           2003           Q1            Q2             Q3             Q4
                                                        -------------  -------------  ------------- -------------  -------------  -------------
                                                        (as restated)  (as restated)  (as restated) (as restated)  (as restated)  (as restated)
                                                                                     (in thousands, except percentages and DSO)

  Revenues:
   Software license revenues..........................  $    700,344   $    482,274   $    112,092  $    109,894   $    110,003   $    150,285
   Maintenance revenues...............................       422,502        449,345        108,522       113,271        110,046        117,506
   Professional services and other revenues...........       512,461        422,609        112,141       110,134        101,383         98,951
                                                        -------------  -------------  ------------- -------------  -------------  -------------
        Total revenues................................  $  1,635,307   $  1,354,228   $    332,755  $    333,299   $    321,432   $    366,742
                                                        =============  =============  ============= =============  =============  =============
  Costs and expenses:
   Restructuring and acquisition-related expenses (1).  $    202,398   $    110,071   $         --  $        127   $    105,282   $      4,662
   All other costs and expenses (2)...................     1,531,536      1,281,512        337,478       329,406        306,933        307,695
                                                        -------------  -------------  ------------- -------------  -------------  -------------
        Total costs and expenses......................  $  1,733,934   $  1,391,583   $    337,478  $    329,533   $    412,215   $    312,357
                                                        =============  =============  ============= =============  =============  =============

  Other key financial statistics:
   Operating income (loss)............................  $    (98,627)  $    (37,355)  $     (4,723) $      3,766   $    (90,783)  $     54,385
   Operating margin...................................            (6)%           (3)%           (1)%           1%          (28)%           15%
   Cash and short-term investments....................  $  2,161,604   $  2,023,206   $  2,220,845  $  2,301,751   $  2,026,960   $  2,023,206
   Days sales outstanding ("DSO").....................            63             64             63            58             53             64
   Working capital....................................  $  1,856,199   $  1,659,129   $  1,882,107  $  1,936,393   $  1,672,107   $  1,659,129
   Long-term debt.....................................  $    300,000   $         --   $    300,000  $    300,000   $         --   $         --
   Total stockholders' equity.........................  $  1,949,799   $  2,040,770   $  1,967,199  $  2,023,289   $  1,964,023   $  2,040,770
   Cash flows from operations.........................  $    433,203   $    188,034   $     62,811  $     52,900   $     37,473   $     34,850

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

Despite the decrease in software license revenues on a year-over-year basis in 2003, several key software license metrics began to show signs of improvement, particularly in the second half of 2003. The following table highlights some of the trends regarding certain key software license metrics during 2003 (in thousands, except number of transactions):

                                                                 Year Ended December 31, 2003
                                                        -------------------------------------------------
                                                            Q1           Q2           Q3          Q4
                                                        -----------  -----------  ----------- -----------
  Software license summary:                                                                   (1)
   Software license revenues..........................  $  112,092   $  109,894   $  110,003  $  150,285
   Number of transactions greater than $5 million.....           2            2            3           5
   Number of transactions greater than $1 million.....          34           27           19          42
   Average transaction size...........................  $      282   $      344   $      347  $      370
   Annualized total revenue per employee (2)..........  $      226   $      233   $      243  $      295

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

  Total quarterly costs and expenses decreased by approximately $60.1 million, or 16%, on a year-over-year basis (based on a comparison of "all other costs and expenses" for the fourth quarter of 2002 to the fourth quarter of 2003). This decrease was primarily due to the 2002 and 2003 Restructurings. Specifically, we exceeded our goal of $30 million in expense savings from the 2003 Restructuring (compared to the second quarter of 2003) and achieved an additional approximately $30 million in expense savings from the 2002 Restructuring and other cost saving measures. Partially offsetting these cost savings were increases in compensation expense from merit increases and incentive compensation. Please refer to "Restructuring and Related Expenses" in the following pages for a further discussion of the 2002 and 2003 Restructurings.

  Targeted quarterly operating margin of 15%, or $54.4 million, was achieved in the fourth quarter of 2003 in advance of previous expectations. This was our best performance in the last seven quarters. We were able to achieve our midterm operating margin goal in advance of expectations due to improvement in our software license revenues and a significant reduction in quarterly expenses resulting from the 2002 and 2003 Restructuring.

  Elimination of substantially all of our long-term debt—We redeemed our $300.0 million convertible subordinated debentures (the "Debentures") on September 30, 2003 for $307.1 million, eliminating substantially all of our long-term debt and approximately $16.5 million of annual interest expense.

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

  Increase in overall liquidity—During the periods of weak global economic conditions from January 1, 2001 to December 31, 2003, in addition to paying off substantially all of our long-term debt, we increased cash and short-term investments by $870.6 million, primarily through operations. As the table of key financial metrics above illustrates, we generated positive cash flows from operations in every quarter during 2003 and a total of $188.0 million for the year.

  Credit and collections—Days sales outstanding was 63 days as of December 31, 2002 and 64 days as of December 31, 2003. Average payment terms on our software license revenue transactions decreased from 44 days for 2002 to 29 days for 2003.

  Working capital was $1,856.2 million as of December 31, 2002 and $1,659.1 million as of December 31, 2003. The decrease was due to the redemption of the Debentures and acquisition-related expenditures, partially offset by our cash flows from operations. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further technology development and, when prudent, selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $1,949.8 million as of December 31, 2002, to $2,040.8 million as of December 31, 2003, primarily due to proceeds from the exercise of stock options.

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

Key Milestones Achieved during 2003

The following is a discussion of several key non-financial milestones that we achieved during 2003:

  Industry analysts continued to acknowledge our product leadership. For example, Gartner, Inc., a prominent information technology research firm, listed us in the "leader" quadrant position in four of its 2004 CRM Magic Quadrant evaluations1 and rated us "Positive" or "Strong Positive" in six of its MarketScope research notes2 for the first half of 2004. The Gartner Magic Quadrant and MarketScope evaluations provide an objective and rigorous analysis of technology suppliers' global capabilities, breadth and depth of functionality, proven scalability, technology innovation, company viability and vision, and their installed customer base. Overall, these reports assess a vendor's success in developing, selling, deploying, supporting and extending its applications. 3

  We believe that we were able to maintain our market share at comparable levels to those achieved in 2002 in the majority of the product categories in which we operate and to continue as the technology leader in the CRM market.

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

_________________________________

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

We currently expect our effective tax rate for 2004 to be approximately 36%. The estimated effective tax rate is based on current tax law and our expected income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets. As discussed in Note 11 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the Internal Revenue Service ("IRS"). During 2003, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision, and net income.

Discussion of the Results of Operations for Each of the Years Ended December 31, 2001, 2002 and 2003

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" in the following pages for a description of our accounting policies and our use of estimates. We have restated our previously issued consolidated balance sheets as of December 31, 2002 and 2003 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2003 to reflect the correction of an error related to our accounting for certain facility leases with fixed escalations of rent payments. Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

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

We believe we are beginning to see the benefits of these actions and an improving economy, as several key operating metrics improved sequentially during 2003, particularly in the later part of 2003. The following table shows the recent trend in certain of our key financial metrics related to software license revenues (in thousands, except number of transactions):

                                                                  Year Ended December 31, 2003
                                                        -------------------------------------------------
                                                            Q1           Q2           Q3          Q4
                                                        -----------  -----------  ----------- -----------
  Software license summary:                                                                       (1)
   Software license revenues..........................  $  112,092   $  109,894   $  110,003  $  150,285
   Number of transactions greater than $5 million.....           2            2            3           5
   Number of transactions greater than $1 million.....          34           27           19          42
   Average transaction size...........................  $      282   $      344   $      347  $      370
   Annualized total revenue per employee (2)..........  $      226   $      233   $      243  $      295

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

The following table sets forth our professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                   Year Ended December 31,
                                                        ----------------------------------------------
                                                             2001            2002            2003
                                                        --------------  --------------  --------------
Professional services, maintenance and other revenues:
  Maintenance.......................................... $   352,763     $   422,502     $   449,345
  Professional services and other......................     666,215         512,461         422,609
                                                        --------------  --------------  --------------
      Total............................................ $ 1,018,978     $   934,963     $   871,954
                                                        ==============  ==============  ==============
   Percentage of total revenues........................          49%   $        57%   $        64%
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

Cost of Revenues

The following table sets forth our cost of revenues in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                    Year Ended December 31,
                                                        ----------------------------------------------
                                                             2001            2002            2003
                                                        --------------  --------------  --------------
                                                         (as restated)   (as restated)   (as restated)
Cost of revenues:
  Software............................................. $    16,294     $    21,612     $    18,357
  Professional services,
    maintenance and other..............................     626,590         542,938         490,006
                                                        --------------  --------------  --------------
      Total cost of revenues........................... $   642,884     $   564,550     $   508,363
                                                        ==============  ==============  ==============
   Percentage of total revenues........................          31%   $        35%   $        38%
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

As discussed further in Note 9 to the accompanying consolidated financial statements, we completed the Option Repurchase in 2002. Included in total cost of revenues for 2002 is a compensation charge of $14.1 million related to the repurchase of stock options held by our professional service and technical support personnel. Further, included in total cost of revenues for 2003 is a charge of $2.4 million related to the abandonment of certain acquired technology obtained in the acquisition of Sales.com, Inc. ("Sales.com"). Please refer to Note 4 to the accompanying consolidated financial statements for a further discussion of this abandonment. We view these charges as significant special charges that make year-over-year comparisons of the costs incurred difficult.

The following is a discussion of the year-over-year changes within the individual components that comprise cost of revenues.

Software

The following table sets forth a summary of certain components of our cost of software license revenues in absolute dollars and expressed as a percentage of total software license revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                 Year Ended December 31,
                                                -----------------------------------------------------
                                                        2001               2002             2003
                                                -------------------   ---------------  --------------
Cost of software license revenues:
  Cost of software license revenues, on-going.  $  16,294      2%    $21,612    3%   $15,908    3%
  Abandonment of acquired technology..........         --     --           --   --       2,449    1
                                                ----------  -------   -------- ------  -------- -----
      Total...................................  $  16,294      2%    $21,612    3%   $18,357    4%
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

Cost of software license revenues, on-going includes amortization of acquired technology, third-party software royalties, and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Cost of software license revenues, on-going increased in absolute dollars and as a percentage of software license revenues from 2001 to 2002 primarily due to: (i) an increase in amortization expense of $2.3 million associated with the acquired technology obtained in the November 2001 acquisition of nQuire Software, Inc., as discussed in Note 4 to the accompanying consolidated financial statements and (ii) a shift to products with higher third-party royalties from products with either no royalty obligation or lower royalty rates. Cost of software license revenues, ongoing decreased in absolute dollars from 2002 to 2003 primarily due to: (i) the decrease in software license revenues and (ii) a reduction of $2.2 million from the cessation of amortization expense of the Sales.com acquired technology at the time of abandonment (July 2003). As a percentage of software license revenues, cost of software license revenues, ongoing were consistent with the percentage of software license revenues in 2002.

Professional Services, Maintenance and Other

The following table sets forth a summary of certain components of our cost of professional services, maintenance and other revenues in absolute dollars and expressed as a percentage of total professional services, maintenance and other revenues, along with our gross margin related to these services, for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                 Year Ended December 31,
                                                  -------------------------------------------------------
                                                         2001                 2002             2003
                                                  -------------------   ----------------  ---------------
                                                     (as restated)        (as restated)    (as restated)
Cost of professional services,
  maintenance and other revenues:
     On-going...................................  $ 626,590     61%    $528,819   56%   $490,006   56%
     Compensation related to Option Repurchase..         --     --        14,119    2           --   --
                                                  ----------  -------   --------- ------  --------- -----
      Total.....................................  $ 626,590     61%    $542,938   58%   $490,006   56%
                                                  ==========  =======   ========= ======  ========= =====

Gross margin related to professional services
  maintenance and other revenues................  $ 392,388     39%    $392,025   42%   $381,948   44%
                                                  ==========  =======   ========= ======  ========= =====

As described in Note 10 to the accompanying consolidated financial statements, we completed a tender offer for certain of our stock options during the third quarter of 2002 (the "Option Repurchase"). Included in total cost of professional services, maintenance and other revenues for 2002 is a compensation charge of $14.1 million related to the repurchase of stock options held by our professional service and technical support personnel. As indicated in the above table, this charge represented 2% of professional services, maintenance and other revenues during 2002 and resulted in a corresponding decline in our gross margin on professional services, maintenance and other revenues of two percentage points.

Cost of professional services, maintenance and other revenues, on-going consist primarily of personnel, facilities and systems costs incurred to provide training, consulting and other global services. These costs decreased by $97.8 million, or 16%, from 2001 to 2002 and decreased by $38.8 million, or 7%, from 2002 to 2003. These decreases were primarily due to: (i) the reduction of headcount in response to the decrease in demand for our implementation services; (ii) partial realization of the cost savings from the 2002 and 2003 Restructurings, including savings from the consolidation of our facilities and the reduction of approximately 250 personnel in 2002 and 140 personnel in 2003; (iii) a reduction in the use of third-party contractors; and (iv) the realization of savings from our cost control initiatives, including reductions of discretionary expenditures such as travel and entertainment. Partially offsetting these cost savings were increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

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

Operating Expenses

Product Development

The following table sets forth a summary of certain components of our product development expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                    Year Ended December 31,
                                                  -------------------------------------------------------
                                                         2001                 2002             2003
                                                  -------------------   ----------------  ---------------
                                                     (as restated)        (as restated)    (as restated)
Product development expense:
  Product development expense, on-going.........  $ 334,654     16%    $349,654   21%   $310,686   23%
  Compensation related to Option Repurchase.....         --     --        18,733    1           --   --
                                                  ----------  -------   --------- ------  --------- -----
      Total.....................................  $ 334,654     16%    $368,387   22%   $310,686   23%
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

Product development expense, on-going includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. Product development expense, on-going increased from 2001 to 2002 by $15.0 million, or 4%, primarily due to: (i) our continued investment in the development of new products, new versions of our existing products and additional modules and (ii) an increase in depreciation of equipment utilized in our product development operations. Partially offsetting these increases were: (i) expense savings from our cost control initiatives described above and (ii) partial realization of cost savings from the reduction of approximately 400 product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the 2002 Restructuring.

Product development expense, on-going decreased from 2002 to 2003 by $39.0 million, or 11%, primarily due to: (i) further realization of cost savings from the 2002 Restructuring; (ii) cost savings from the reduction of approximately 230 quality assurance and product development personnel and consolidation of the remaining personnel into more highly utilized facilities in connection with the 2003 Restructuring; and (iii) further realization of cost savings from our cost control initiatives. Partially offsetting these cost savings were: (i) increased compensation costs from the renewal of merit increases and certain other incentive compensation; (ii) increased costs from outside consultants in connection with the further development of our latest products, UAN and Siebel CRM OnDemand; and (iii) product development expenditures from acquired companies (please refer to Note 4 to the accompanying consolidated financial statements).

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

Sales and Marketing

The following table sets forth a summary of certain components of our sales and marketing expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                    Year Ended December 31,
                                                  -------------------------------------------------------
                                                         2001                2002              2003
                                                  -------------------   ----------------  ---------------
                                                     (as restated)        (as restated)    (as restated)
Sales and marketing expense:
  Sales and Marketing expense, on-going.........  $ 617,508     30%    $466,584   28%   $358,318   26%
  Compensation related to Option Repurchase.....         --     --        12,232    1           --   --
                                                  ----------  -------   --------- ------  --------- -----
      Total.....................................  $ 617,508     30%    $478,816   29%   $358,318   26%
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

Sales and marketing expense, on-going is comprised primarily of costs associated with our sales and marketing personnel and consists primarily of: (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) travel and entertainment expenses; and (iv) promotional and advertising expenses. These expenses decreased from 2001 to 2002 by $150.9 million, or 24%, and decreased from 2002 to 2003 by an additional $108.3 million, or 23%. These decreases were primarily due to: (i) the continued close monitoring of our expenses and further implementation of our cost control initiatives, including reductions in travel, entertainment, promotional and advertising expenditures; (ii) the decrease in sales commissions and other incentive compensation by $17.5 million and $17.3 million in 2002 and 2003, respectively, that resulted from a decrease in our software license revenues; (iii) the reduction of expenses as a result of the 2002 Restructuring, including the reduction of approximately 420 sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities; and (iv) the partial realization of costs savings from the 2003 Restructuring, including the reduction of approximately 160 sales and marketing personnel and consolidation of the remaining personnel into more highly utilized facilities. Partially offsetting these costs savings were increases in compensation expense associated with the renewal of certain incentive compensation plans and the renewal of merit compensation increases for some of our employees.

General and Administrative

The following table sets forth a summary of certain components of our general and administrative expense in absolute dollars and expressed as a percentage of total revenues for 2001, 2002 and 2003 (in thousands, except percentages):

                                                                     Year Ended December 31,
                                                  -------------------------------------------------------
                                                          2001                2002             2003
                                                  -------------------   ----------------  ---------------
                                                     (as restated)        (as restated)    (as restated)
General and administrative expense:
  General and administrative expense, on-going..  $ 136,759      7%    $109,988    7%   $106,594    8%
  Compensation related to Option Repurchase.....         --     --         9,795   --           --   --
                                                  ----------  -------   --------- ------  --------- -----
      Total.....................................  $ 136,759      7%    $119,783    7%   $106,594    8%
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

General and administrative expense consists primarily of costs associated with our administrative personnel (finance, information technology support, human resource and facility) and executive personnel and consists primarily of salaries and occupancy costs, along with bad debt expense. These expenses decreased from 2001 to 2002 by $26.8 million, or 20%, primarily due to: (i) management's cost control initiatives described above; (ii) a $5.0 million decrease in our provision for doubtful accounts associated with reduced receivable levels and an improved accounts receivable aging; (iii) the further reduction of expenses in the second half of 2002 as a result of the 2002 Restructuring, including the reduction of approximately 80 general and administrative personnel and consolidation of the remaining personnel into higher-utilized facilities; and (iv) the elimination of the requirement to amortize goodwill in 2002 as a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Partially offsetting the decrease of general administrative expenses, on-going during 2002 were increases in rent and depreciation expense.

General and administrative expenses, on-going decreased from 2002 to 2003 by $3.4 million, or 3%, primarily due to: (i) the further reduction of expenses as a result of the 2003 Restructuring, including the reduction of approximately 55 general and administrative personnel and the consolidation of the remaining personnel into higher-utilized facilities, and (ii) the further reduction of our provision for doubtful accounts by $16.2 million associated with reduced receivable levels, an improved accounts receivable aging and the recovery of certain receivables previously written-off. Partially offsetting these cost savings were increases in legal expenses (please refer to Note 7 to the accompanying consolidated financial statements for further discussion of legal proceedings), depreciation expense and compensation expense associated with the renewal of merit compensation increases and certain incentive compensation plans.

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

The following table summarizes the expenses incurred in connection with the 2002 and 2003 Restructurings, and the related obligations as of December 31, 2002 and 2003 (in thousands):

                                                             Employee      Facility-       Asset
                                                            Termination     Related      Abandonment
                                                             Costs (1)     Costs (2)     Costs (3)       Total
                                                           ------------  -------------  -----------  -------------
                                                                         (as restated)               (as restated)
Restructuring obligations, July 1, 2002................... $        --   $         --   $       --   $         --
Restructuring and related expenses recognized in 2002 (4).      23,649        152,794       25,955        202,398
Reclass of deferred rent obligations (8)..................          --          4,135           --          4,135
Cash payments.............................................     (19,714)        (5,088)          --        (24,802)
Non-cash charges..........................................          --             --      (25,955)       (25,955)
                                                           ------------  -------------  -----------  -------------
Restructuring obligations, December 31, 2002..............       3,935        151,841           --        155,776
                                                           ------------  -------------  -----------  -------------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimate (5)...........      (1,199)        15,524          566         14,891
  Recognized related to the 2003 Restructuring (6)........      15,585         54,185       16,940         86,710
  Accretion related to the 2003 Restructuring (7).........          --            709           --            709
                                                           ------------  -------------  -----------  -------------
     Total recognized in 2003.............................      14,386         70,418       17,506        102,310
Cash payments.............................................     (14,516)       (75,322)          --        (89,838)
Reclass of deferred rent obligations (8)..................          --          2,184           --          2,184
Non-cash charges..........................................          --             --      (17,506)       (17,506)
                                                           ------------  -------------  -----------  -------------
Restructuring obligations, December 31, 2003.............. $     3,805   $    149,121   $       --        152,926
                                                           ============  =============  ===========
     Less: Restructuring obligations, short-term..........                                                 53,676
                                                                                                     -------------
     Restructuring obligations, long-term.................                                           $     99,250
                                                                                                     =============

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

  Represents the deferred rent liability associated with the restructured property at the time of the Restructuring. As the related facility is no longer being utilized in our operations, we have reclassified the related deferred rent liability to restructuring obligations.

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

Operating Income (Loss) and Operating Margin

Operating income was $352.8 million for 2001, as compared to operating losses of $98.6 million and $37.4 million for 2002 and 2003, respectively. Operating margin was 17% in 2001, as compared to negative operating margins of 6% and 3% in 2002 and 2003, respectively. We incurred negative operating income and margins during 2002, primarily as the result of the 2002 Restructuring and Option Repurchase, and incurred negative operating income and margins during 2003, primarily due to the 2003 Restructuring and the purchased in-process development expense discussed above.

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

Other Income, Net

For 2001, 2002 and 2003, other income, net was comprised of the following (in thousands):

                                                                    Year Ended December 31,
                                                           ----------------------------------------
                                                               2001           2002          2003
                                                           ------------  -------------  -----------

Interest income........................................... $    67,332   $     58,348   $   52,052
Interest expense..........................................     (18,326)       (20,016)     (14,927)
Loss on early extinguishment of debt......................          --             --      (10,711)
Net gains on marketable investments.......................       3,399         12,420        6,737
Write-down of cost-method investments.....................      (3,073)        (9,990)      (3,350)
Other, net................................................      (3,130)        (2,287)      (1,368)
                                                           ------------  -------------  -----------
                                                           $    46,202   $     38,475   $   28,433
                                                           ============  =============  ===========

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

As described more fully in Note 6 to the accompanying consolidated financial statements, we redeemed the Debentures in accordance with their terms for $307.1 million on September 30, 2003. In connection with this redemption, we incurred a pre-tax charge to operations of $10.7 million, consisting of the $7.1 million premium and the write-off of the remaining unamortized issuance costs of $3.6 million. This pre-tax charge is reflected in the above table under the heading "Loss on early extinguishment of debt" for 2003.

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

Income Taxes and Income Tax Benefit

Income taxes totaled $147.5 million for 2001, as compared to an income tax benefit of $21.3 million and $3.7 million for 2002 and 2003, respectively. Income taxes as a percentage of pretax income (i.e., the "Effective Rate") were 37% in 2001, as compared to an income tax benefit of 35% and 42% in 2002 and 2003, respectively.

Please refer to Notes 1 and 11 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" in the following pages for description of our accounting policies and use of estimates related to our income tax provision and/or income tax benefit.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by 11%, from $1,856.2 million as of December 31, 2002, to $1,659.1 million as of December 31, 2003. The decrease was primarily due to the redemption of the Debentures, which was partially offset by our cash flows from operations. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further developing our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

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

Commitments

As of December 31, 2003, our future fixed commitments for cash payments are as follows (in thousands):

                                                                                     Payments Due by Year
                                                                 ----------------------------------------------------------------
                                                                                2005 to      2007 to     2009 and
Contractual Obligations                                              2004        2006         2008        Beyond        Total
---------------------------------------------------------------- ------------ ----------- ------------ ------------ -------------
Operating lease obligations (1)................................. $    69,750  $  132,897  $   130,735  $   381,693  $    715,075
Capital lease obligations (2)...................................      12,619       6,500           --           --        19,119
Restructuring obligations (3)...................................      63,649      87,146       65,747      162,221       378,763
Other long-term liabilities reflected on the balance sheet (4)..         197         251           --        1,421         1,869
Current liabilities reflected on the balance sheet (5)..........     622,553          --           --           --       622,553
Other purchase obligations (6)..................................      29,638      23,304          211           --        53,153
Long-term debt..................................................          --          --           --           --            --
                                                                 ------------ -----------  ----------- ------------ -------------
      Total fixed commitments................................... $   798,406  $  250,098  $   196,693  $   545,335  $  1,790,532
                                                                 ============ =========== ============ ============ =============

  In connection with the 2002 and 2003 Restructurings, we ceased to use certain of our facilities with noncancellable operating leases. We have reflected the commitments related to these operating lease obligations in the accompanying balance sheet as of December 31, 2003 and in the above table under the heading "Restructuring obligations." Accordingly, operating lease obligations in the above table only include operating lease obligations related to our facilities and certain equipment that we continue to utilize in our operations. Please refer to Note 7 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our operating leases.

  Capital lease obligations in the above table represent the gross expected cash outlays and, therefore, do not represent their net present value as recorded in the accompanying consolidated balance sheet. Please refer to Note 7 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our capital leases.

  The Restructuring obligations in the above table represent our gross expected cash outlays related to the settlement of these obligations, primarily obligations related to noncancellable operating leases. Accordingly, the Restructuring obligations in the above table have not been reduced by estimated sublease income of $213.4 million nor have these obligations been reduced to their net present value as presented in the accompanying consolidated balance sheet. Please refer to Note 3 to the accompanying consolidated financial statements for a detailed summary of our future commitments related to the 2002 and 2003 Restructurings, including a detail of contractual obligations, estimated operating costs and estimated sublease income.

  Other long-term liabilities reflected on the balance sheet excludes deferred rent obligations of $14.3 million, as these obligations are reflected in "operating lease obligations" in the above table.

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

Because the majority of the Restructuring obligations will be paid over time or do not involve cash outlays, cash provided by operating activities for the years ended December 31, 2002 and 2003 was only reduced by the $24.8 million and $89.8 million, respectively, of cash payments made during these periods related to these obligations. As we settle our remaining Restructuring obligations ($152.9 million as of December 31, 2003), our future operating cash flows will be reduced in the period of settlement. We currently estimate that we will settle $53.7 million of these obligations in 2004.

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

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. As of December 31, 2003, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. Rent expense under operating leases for 2001, 2002 and 2003 was $122.7 million, $121.6 million and $99.0 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2003 are detailed previously in "Liquidity and Capital Resources" in the section entitled commitments.

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

Legal Contingencies

As discussed further in Note 11 to the accompanying consolidated financial statements, certain of our payroll tax returns, both in the United States and internationally, are currently under examination by the applicable taxing authority. We believe we have made adequate provision in the accompanying consolidated financial statements for any adjustments the taxing authorities may propose with respect to our international payroll tax returns. We have not made any provision for potential assessments by the IRS related to our U.S. payroll tax returns in the accompanying consolidated financial statements, primarily as it relates to stock option exercises, as the amount that we may have to pay is not currently estimable.

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

We are also currently involved in various claims and legal proceedings as discussed further in Note 7 to the accompanying consolidated financial statements. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, recent legal and tax rulings by the appropriate regulatory bodies, among other factors.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

As discussed in Note 11 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998, 1999 and 2000 are currently under examination by the IRS. During 2003, we received notices from the IRS of proposed adjustments to these tax returns. While the final resolution of the IRS's ongoing examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

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

Seasonality

Our first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and first quarter may be impacted by a variety of factors, including changes in the global economy, renewed terrorist attacks and other factors. Please refer to "Risk Factors—Our quarterly operating results may fluctuate."

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

                                                                             Shares of
                                                                              Common         Stock         Stock
                                                                               Stock        Options       Option
                                                                            Outstanding   Outstanding    Overhang
                                                                           ------------- ------------- ------------
December 31, 2001........................................................      466,950       247,204           53%
                                                                           ============= ============= ============
December 31, 2002........................................................      486,428       185,473           38%
                                                                           ============= ============= ============
December 31, 2003........................................................      498,305       143,903           29%
                                                                           ============= ============= ============

The following is a discussion of the actions we have taken during 2002 and 2003:

Option Repurchase

As discussed further in Note 9 to the accompanying consolidated financial statements, we completed a tender offer during 2002 to repurchase 28.1 million stock options for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the our common stock (5.5 million shares) and $20.4 million in cash. A total of 4.1 million of these shares were subject to a holding period. We offered to repurchase these stock options primarily through the issuance of shares of our common stock in order to: (i) improve employee morale by eliminating " out-of-the-money" stock options; (ii) reduce the net future dilution to existing stockholders; and (iii) better align employees' interests with those of stockholders. As a result of the Option Repurchase, outstanding stock options decreased by 11% from the levels as of December 31, 2001, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled less the 5.5 million shares of common stock issued in exchange for the stock options, divided by the number of shares of common stock outstanding as of December 31, 2001.

CEO Option Cancellation

As described more fully in Note 9 to the accompanying consolidated financial statements, at the request of our CEO, we cancelled approximately 26.0 million of our CEO's stock options in January 2003. The stock options cancelled had exercise prices ranging from $4.91 to $59.81 per share and a Black-Scholes calculated fair value of $56.1 million at the time of cancellation (stock options that were "in-the-money" at the time of cancellation represented $30.2 million, or 54%, of the total fair value at cancellation). This cancellation represented all stock options granted to our CEO since October 1998. Our CEO requested the cancellation of these stock options primarily to reduce the number of outstanding stock options relative to the number of shares outstanding. As a result of this cancellation, outstanding stock options decreased by 14% from the levels as of December 31, 2002, representing net potential dilution to existing stockholders of 5%. The potential dilution to stockholders is calculated as the stock options canceled, divided by the number of shares of common stock outstanding as of December 31, 2002. We have provided no compensation in exchange for the cancellation of the CEO's stock options, nor will we provide any compensation in the future in exchange for such cancellation.

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

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                               2001          2002          2003
                                                                           ------------- ------------- ------------
Grants during the period as a percentage of total stock options granted:
  Named Executive Officers...............................................         12.4%         3.4%        4.6%
  All other officers and directors as a group............................          2.4           0.3          3.3
                                                                           ------------- ------------- ------------
    Total for all officers and directors.................................         14.8           3.7          7.9
  All other employees as a group.........................................         85.2          96.3         92.1
                                                                           ------------- ------------- ------------
    Total all grants.....................................................        100.0%       100.0%      100.0%
                                                                           ============= ============= ============

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

For additional information regarding our employee stock option plans, please refer to Notes 1 and 9 to the accompanying consolidated financial statements.

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

                                                                                           Year Ended December 31,
                                                                                   ----------------------------------------
                                                                                        2001          2002         2003
                                                                                   ------------- ------------- ------------
                                                                                   (as restated) (as restated) (as restated)
Net income (loss):
As reported....................................................................... $    251,528  $    (38,807) $    (5,191)
                                                                                   ------------- ------------- ------------
Compensation expense related to:
   Stock options accounted for in accordance with APB 25..........................        5,169         4,126        1,640
   In-the-money stock options.....................................................     (159,444)      (27,205)     (32,253)
   Stock purchase rights under the Purchase Plan..................................      (21,634)      (23,087)      (5,591)
                                                                                   ------------- ------------- ------------
      Pro forma expense related to "in-the-money" stock options and Purchase Plan.     (175,909)      (46,166)     (36,204)
   Out-of-the-money stock options.................................................      (52,810)     (200,764)    (147,947)
   Stock options cancelled for no consideration...................................     (132,181)     (110,553)    (251,821)
   Stock options forfeited/cancelled in connection with terminations..............     (161,998)      (93,390)     (13,092)
   Stock options repurchased on September 30, 2002................................     (284,836)     (595,297)          --
                                                                                   ------------- ------------- ------------
      Total pro forma expense giving effect to SFAS 123...........................     (807,734)   (1,046,170)    (449,064)
                                                                                   ------------- ------------- ------------
Pro forma giving effect to SFAS 123............................................... $   (556,206) $ (1,084,977) $  (454,255)
                                                                                   ============= ============= ============

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

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2003:

                                                                                               Potential Realizable Value
                              Number of        Percent of                                      at Assumed Annual Rates of
                             Securities       Total Options                                   Stock Price Appreciation for     Aggregate
                             Underlying        Granted to      Exercise or                        the Option Term (4)         Black-Scholes
                               Options          Employees       Base Price      Expiration   -------------------------------  Value on Date
 Officer Name                Granted (1)       in 2003 (2)    ($/Share) (3)        Date             5%              10%        of Grant (5)
--------------------------  -------------    -------------- ----------------  -------------- ---------------  -------------- -------------
Thomas M. Siebel                      --               -- %  $           --              --   $          --   $          --   $        --
R. David Schmaier                300,000             1.32%  $         8.66      04/30/2009   $     883,568   $   2,004,515   $   942,000
Kenneth A. Goldman               250,000             1.10%  $         8.66      04/30/2009   $     736,307   $   1,670,430   $   785,000
Edward Y. Abbo                   250,000             1.10%  $         8.66      04/30/2009   $     736,307   $   1,670,430   $   785,000
Steven M. Mankoff                250,000             1.10%  $         8.66      04/30/2009   $     736,307   $   1,670,430   $   785,000

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

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2001, 2002 and 2003:

                                                                                             Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                        2001          2002         2003
                                                                                    ------------- ------------- ------------
Stock options held by Named Executive Officers as a percentage of:
  Total options outstanding.......................................................         23.8%        29.3%       18.7%
                                                                                    ============= ============= ============
  Outstanding shares of common stock..............................................         12.6%        11.2%        5.4%
                                                                                    ============= ============= ============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on each exercise of stock options during 2003 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2003:

                                                                       Number of
                                                                 Securities Underlying            Value of Unexercised
                                                                 Unexercised Options at          In-the-Money Options at
                               Shares                             December 31, 2003 (2)           December 31, 2003 (3)
                             Acquired on         Value        ------------------------------ -------------------------------
 Officer Name                 Exercise       Realized (1)      Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------  -------------   --------------    --------------  -------------- ---------------  --------------
Thomas M. Siebel                      --    $          --        18,486,135         199,999   $ 205,259,888   $   2,202,739
R. David Schmaier                257,143    $   2,820,659         1,582,860       1,340,000   $   6,399,567   $   3,414,841
Kenneth A. Goldman                    --    $          --         1,420,000       1,450,000   $          --   $   1,315,000
Edward Y. Abbo                        --    $          --           516,200         440,000   $   3,845,518   $   1,675,550
Steven M. Mankoff                     --    $          --           826,800         590,000   $   4,803,794   $   1,315,000

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

                                                                     Number of Shares
                                        Number of      Weighted     Remaining Available
                                      Shares to Be     Average         for Future
                                       Issued Upon     Exercise       Issuance Under
                                       Exercise of     Price of     Equity Compensation
                                       Outstanding    Outstanding     Plans (Excluding
           Plan Category                 Options        Options     Options Outstanding)
------------------------------------  ------------- -------------  ---------------------
 Equity compensation plans:
   Approved by shareholders (1).....    51,851,201   $      7.18             86,542,346
   Not approved by shareholders (2).    90,937,255   $     16.69            120,753,450
   Acquired companies' plans (3)....     1,114,359   $      8.66                     --
                                      -------------   -----------  ---------------------
                                       143,902,815   $     13.20            207,295,796
                                      =============                =====================

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

For example, we currently account for the issuance of stock options under APB No. 25 "Accounting for Stock Issued to Employees." However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," and retroactively restate prior periods as if we had adopted these standards for all periods presented, then our cost of revenues and operating expenses would have increased by approximately $449.1 million for fiscal 2003. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

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

Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further approval by our stockholders. One of these shares has been designated Series A1 Preferred Stock, which was issued in connection with the acquisition of Janna Systems Inc., and 100,000 shares have been designated as Series A2 Junior Participating Preferred Stock, which was authorized in connection with a stockholders' rights plan that we implemented in January 2003. Please refer to Note 8 to the accompanying consolidated financial statements for a more detailed description of the Series A1 Preferred Stock and Series A2 Junior Participating Preferred Stock. Additional shares of preferred stock could be authorized or issued with voting, liquidation, dividend and other rights superior to those of the common stock.

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

The following table summarizes as of December 31, 2003, our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract Amount     Contract         Fair
                                             (Local Currency)     Amount      Value (US$)
                                             ----------------  ------------  -------------
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

The following table summarizes our short-term investments and the weighted average yields, as of December 31, 2003 (in thousands, except percentages):

                                                              Expected Maturity Date
                                       -----------------------------------------------------------------------------
                                         2004       2005       2006       2007       2008    Thereafter     Total
                                       ---------  ---------  ---------  ---------  --------  ----------  -----------
US Treasury and Agency securities.....  $82,536   $182,927   $106,857     $7,105    $6,540          --     $385,965
  Weighted average yield..............     1.34%      1.62%      2.31%      2.79%     3.33%

Corporate bonds.......................  $99,399   $198,663   $252,696    $85,552   $29,705          --     $666,015
  Weighted average yield..............     1.56%      1.92%      2.24%      3.00%     3.55%

Asset-backed securities............... $111,827   $157,018   $103,764     $5,239    $1,030      $8,816     $387,694
  Weighted average yield..............     1.57%      2.16%      2.88%      2.04%     2.45%       2.23%
                                       ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments.......... $293,762   $538,608   $463,317    $97,896   $37,275      $8,816   $1,439,674
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

On January 27, 2005, we announced that we would be correcting an error related to our accounting for certain facility leases with fixed escalations of rent payments. Previously, we recorded rent expense based on the payment terms of the respective agreements versus a straight-line basis as required by the accounting literature. In the fourth quarter of 2004, we corrected our method of accounting for leases to properly record the rent expense on a straight-line basis over the lease term for all of our operating leases. We have reflected the correction in our restated results for all periods presented in this Form 10-K/A. Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

As a result of the discovery of this error in 2004, we have determined that there was a significant deficiency in our internal controls as of December 31, 2003 related to our facilities leases. We have corrected our methodology for accounting for leases in 2004, including implementing additional policies and procedures to strengthen our internal controls. For example, we have implemented additional review procedures of all new lease arrangements and/or modifications of existing lease arrangements to ensure that we are properly accounting for the arrangements in accordance with GAAP. Accordingly, we believe we have corrected this significant deficiency in our internal controls as of December 31, 2004.

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

Our evaluation of our Disclosure Controls and our Internal Controls included a formal documentation and review of the controls' objectives and design, along with our controls' implementation and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures. As an example, during 2004 we identified a significant deficiency in our internal controls related to our accounting for our facilities leases, which we corrected in the fourth quarter of 2004 through the institution of additional controls and procedures. Our continued objective is to maintain our internal controls as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Evaluation of Our Disclosure Controls and Internal Controls Under Section 404

As discussed above, during 2004 we corrected our methodology for accounting for certain facility leases with fixed escalations of rent payments, including implementing additional policies and procedures to strengthen our internal controls. After considering the remediation efforts discussed above and based upon our management's review and our internal audit department's testing of our internal controls, we believe that our internal controls provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We believe we are well positioned to be in compliance with Section 404 when all provisions of Section 404 are effective, including our ability to issue a report on our internal controls and obtain an attestation report on our internal controls from our auditors.

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

Kenneth A. Goldman has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since August 2000. From July 1996 to July 2000, Mr. Goldman served as Executive Vice President of Finance and Chief Financial Officer of Excite@Home, Inc. From 1992 to 1996, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Sybase, Inc. Mr. Goldman serves on the board of directors of Juniper Networks, Inc. Mr. Goldman was a member of FASAC (the Financial Accounting Standards Board Advisory Council) from December 1999 through December 2003.

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

    Member of the Audit Committee of the Board of Directors.

    Member of the Compensation Committee of the Board of Directors.

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

Charles R. Schwab has served as a Director of Siebel Systems since October 1994. Since November 1997, Mr. Schwab has been the Chairman of The Charles Schwab Corporation, a brokerage firm that he founded in 1971. Mr. Schwab also served as The Charles Schwab Corporation's Co-Chief Executive Officer from 1997 to 2003 and as its Chief Executive Officer from 1987 until 1997. Mr. Schwab also serves as a director of The Gap, Inc. and is Co- Founder and Chairman of the Schwab Foundation for Learning and Chairman of All Kinds of Minds Institute. Mr. Schwab received a B.A. in Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.

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

James C. Gaither has served as a Director of Siebel Systems since February 1994. Since July 2000, Mr. Gaither has been a Managing Director of Sutter Hill Ventures, a Silicon Valley based venture capital firm. From February 1994 to April 1998, Mr. Gaither served as Secretary of the Company. From 1971 to 2000, Mr. Gaither was a Partner of, and from 2000 to 2003 served as Senior Counsel to, the law firm Cooley Godward LLP. Prior to beginning his law practice with the firm in 1969, he served as law clerk to The Honorable Earl Warren, Chief Justice of the United States; Special Assistant to the Assistant Attorney General in the U.S. Department of Justice; and Staff Assistant to the President of the United States, Lyndon Johnson. Mr. Gaither is a former president of the Board of Trustees at Stanford University and is a former member of the Board of Trustees of the Carnegie Endowment for International Peace and RAND Corporation. He is currently Vice Chairman of the Board of The William and Flora Hewlett Foundation and Chairman of the Board of the Carnegie Endowment for International Peace. He previously served as the Chairman of the Board of The James Irvine Foundation. Mr. Gaither is a member of the board of directors of nVidia Corporation and Levi Strauss & Co. Mr. Gaither received a B.A. in Economics from Princeton University and a J.D. from Stanford University Law School.

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

http://www.siebel.com/downloads/about/pdf/audit_committee_ch arter.pdf

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

http://www.siebel.com/downloads/about/pdf/compensation_co mmittee_charter.pdf

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

http://www.siebel.com/downloads/about/pdf/nom_corp_gov_com.p df

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

Item 11. Executive Compensation

(a) Compensation of Executive Officers

Summary Compensation Table

The following table provides information for 2001, 2002 and 2003 regarding the compensation awarded or paid to, or earned by, our CEO and each of our four most highly compensated executive officers as of December 31, 2003. We refer to these individuals elsewhere in this annual report as "Named Executive Officers."

                                                                                                          Long-term
                                                                                                         Compensation
                                                                                                            Awards
                                                                                                        ---------------         All
                                                                      Annual Compensation                 Securities           Other
                                                          --------------------------------------------    Underlying          Compen-
    Officer Name                   Position                Year    Salary (1)     Bonus      Other (2)    Options (#)       sation (4)
--------------------   ---------------------------------  ------  -----------  -----------  ----------  ---------------   -------------
Thomas M. Siebel       Chairman and CEO                    2003   $        1   $1,250,000   $      --               --     $        --
                                                           2002            1           --          --               --              --
                                                           2001            1           --          --        7,950,000 (3)          --

R. David Schmaier      Executive Vice President            2003      500,000    1,000,000          --          300,000              --
                                                           2002      400,000      500,000          --               --              --
                                                           2001      429,167           --          --        1,330,000              --

Kenneth A. Goldman     Senior Vice President, Finance      2003      400,000      425,000          --          250,000              --
                         and Administration and            2002      320,000      200,000          --               --       2,775,000
                         Chief Financial Officer           2001      343,333           --          --        2,170,000              --

Edward Y. Abbo         Senior Vice President, Technology   2003      300,000      500,000          --          250,000              --
                         and Chief Technology Officer      2002      200,000      250,000          --               --         370,000
                                                           2001      214,583           --          --          290,000              --

Steven M. Mankoff      Senior Vice President,              2003      300,000      500,000          --          250,000              --
                          Technical Services               2002      200,000      250,000          --               --         370,000
                                                           2001      214,583           --          --          640,000              --

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

Section 162(m) of the Internal Revenue Code (the "Code") limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee intends to satisfy the requirements for " performance-based compensation" with respect to compensation awarded to our Named Executive Officers whenever possible and to the extent then practicable.

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

                                             Cumulative Total Return
                             ---------------------------------------------------------
                                                                     Nasdaq Computer
            Measurement           Siebel             S&P 500            and Data
              Period         Systems, Inc. (1)      Index (2)      Processing Index (2)
         -----------------   -----------------  ----------------   -------------------
            12/31/1998                $100.00           $100.00               $100.00
            06/30/1999                 195.40            112.38                125.44
            12/31/1999                 495.03            121.04                219.99
            06/30/2000                 963.91            120.53                177.31
            12/31/2000                 797.05            110.02                101.25
            06/29/2001                 552.78            102.66                 96.18
            12/31/2001                 329.78             96.95                 81.54
            06/28/2002                 167.60             84.19                 59.79
            12/31/2002                  87.22             75.52                 56.23
            06/28/2003                 111.77             84.40                 63.55
            12/31/2003                 164.07             97.18                 74.08

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

The following is a summary of fees, all of which were approved by the Audit Committee, billed by KPMG LLP for audit and other professional services during 2002 and 2003:

                                                                                 2002                  2003
                                                                        ---------------------  --------------------
Audit Fees:
  Audit Review and Preparation--Consists of fees billed for
    audit of consolidated financial statements and review of
    interim financial statements.....................................   $          1,169,000   $         1,537,000
  Statutory Audits--Consists of fees billed in relation to
    required statutory audits of foreign subsidiaries................                447,000               500,000
  SEC Compliance--Consists of fees billed for assistance
    with our SEC filings.............................................     (included in above)   (included in above)
                                                                        ---------------------  --------------------
       Total Audit Fees..............................................              1,616,000             2,037,000
                                                                        ---------------------  --------------------

Audit-Related Fees:
  Consists of fees billed in relation to due diligence related to mergers and acquisitions, internal control reviews and
    consultation concerning financial accounting and reporting
     standards (including Sarbanes-Oxley compliance).................                     --                50,000
                                                                        ---------------------  --------------------

Tax Fees:
  Tax Compliance--Consists of fees billed in relation to
    preparation and review of income tax returns.....................                219,000               492,000
  General Tax Advice--Consists of fees billed in relation to
    advice on tax matters............................................                263,000               507,000
  Tax Planning and Business Strategy Consulting--Consists
    of tax planning and business strategy consulting services........                     --                    --
                                                                        ---------------------  --------------------
       Total Tax Fees................................................                482,000               999,000
                                                                        ---------------------  --------------------

All Other Fees:
  Other Product and Service Fees.....................................                     --                    --
                                                                        ---------------------  --------------------
       Total All Fees................................................   $          2,098,000   $         3,086,000
                                                                        =====================  ====================

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

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Arrangement Agreement dated September 11, 2000, among the Registrant, certain indirectly wholly owned subsidiaries of the Registrant, and Janna Systems Inc. (1)
2.2	Agreement and Plan of Merger and Reorganization dated October 14, 2003, among the Registrant, Underground Acquisition Corp. and UpShot Corporation. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (3)
3.2	Amended and Restated Bylaws of the Registrant. (4)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (5)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (1)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (6)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (7)
4.6	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (7)
4.7	Form of Rights Certificate. (7)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (4)
10.2	Registrant's Employee Stock Purchase Plan, as amended. (8)
10.3	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (5)
10.4	Registrant's Deferred Compensation Plan, dated January 10, 1997. (9)
10.5	Master Alliance Agreement, dated March 17, 1995, between the Registrant and Andersen Consulting LLP. (5)(10)
10.6	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (5)
10.7	Lease Agreement, dated June 4, 1996, by and between the Registrant and Crossroad Associates and Clocktower Associates. (5)
10.7.1	Amendments to Lease Agreement, by and between the Registrant and Crossroad Associates and Clocktower Associates. (11)
10.7.2	Seventeenth Amendment of Lease, dated February 5, 2003, by and between Registrant and Crossroads Associates and Clocktower Associates, and ancillary documents thereto. (4)
10.8	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.8.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.9	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.9.1	First Amendment to Lease dated June 11, 1999 and Second Amendment to Lease dated July 31, 1999. (13)
10.10	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (12)
10.10.1	First Amendment to Lease dated September 23, 2000. (13)
10.11	Office Lease Agreement, dated September 14, 2000, by and between the Registrant and Wilson Equity Office, LLC. (14)
10.11.1	First Amendment to Office Lease Agreement, dated December 21, 2001, and Second Amendment to Office Lease Agreement, dated September 25, 2002. (14)
10.12	Lease, dated December 29, 2000, by and between the Registrant and PW Acquisitions VIII, LLC. (4)
10.12.1	First Amendment to Lease dated April 29, 2003 between Bay Meadows Park Place Investors, LLC, as landlord, and Siebel Systems, Inc., as tenant. (15)
10.13	Registrant's 1998 Equity Incentive Plan, as amended. (4)
10.14	Form of Registrant's Restricted Stock Grant Notice. (4)
10.15	Registrant's 2003 Employee Stock Purchase Plan. (16)
21.1	Subsidiaries of the Registrant. (17)
23.1	Independent Auditors' Consent. (18)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

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

  Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-106671) filed on June 30, 2003.

  Previously filed.

  Filed Herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 2 to the consolidated financial statements, the financial statements for all periods presented have been restated to correct the Company's accounting for rent-related obligations incurred in connection with operating lease commitments that include escalating lease schedules. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Mountain View, California
January 30, 2004, except for
   Note 2, as to which the date
   is February 11, 2005

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; except per share data)

                                                                              December 31,
                                                                      ----------------------------
                                                                           2002          2003
                                                                      -------------- -------------
Assets
                                                                       (as restated) (as restated)
Current assets:
   Cash and cash equivalents......................................... $     667,511  $    583,532
   Short-term investments............................................     1,494,093     1,439,674
                                                                      -------------- -------------
          Total cash, cash equivalents, and short-term investments...     2,161,604     2,023,206

   Marketable equity securities......................................         4,613           118
   Accounts receivable, net..........................................       275,764       259,834
   Deferred income taxes.............................................        12,456        11,973
   Prepaids and other................................................        49,901        52,068
                                                                      -------------- -------------
          Total current assets.......................................     2,504,338     2,347,199

Property and equipment, net..........................................       273,024       157,391
Goodwill.............................................................        80,949       140,957
Intangible assets, net...............................................        10,354        10,786
Other assets.........................................................        37,580        42,406
Deferred income taxes................................................       131,105       151,788
                                                                      -------------- -------------
          Total assets............................................... $   3,037,350  $  2,850,527
                                                                      ============== =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................................. $      15,239  $     18,907
   Accrued expenses..................................................       319,622       333,270
   Restructuring obligations.........................................        42,703        53,676
   Deferred revenue..................................................       270,575       282,217
                                                                      -------------- -------------
          Total current liabilities..................................       648,139       688,070

Restructuring obligations, less current portion......................       113,073        99,250
Capital lease obligations and other, less current portion............        26,339        22,437
Convertible subordinated debentures..................................       300,000            --
                                                                      -------------- -------------
          Total liabilities..........................................     1,087,551       809,757
                                                                      -------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     486,428 and 498,305 shares issued and outstanding, respectively.           486           498
  Additional paid-in capital.........................................     1,486,612     1,550,834
  Deferred compensation..............................................        (3,438)       (1,479)
  Accumulated other comprehensive income.............................        28,681        58,650
  Retained earnings..................................................       437,458       432,267
                                                                      -------------- -------------
          Total stockholders' equity.................................     1,949,799     2,040,770
                                                                      -------------- -------------
          Total liabilities and stockholders' equity................. $   3,037,350  $  2,850,527
                                                                      ============== =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                  2001           2002           2003
                                                             -------------- -------------- --------------
                                                              (as restated)  (as restated)  (as restated)
Revenues:
    Software................................................ $   1,065,618  $     700,344  $     482,274
    Professional services, maintenance and other............     1,018,978        934,963        871,954
                                                             -------------- -------------- --------------
        Total revenues......................................     2,084,596      1,635,307      1,354,228
                                                             -------------- -------------- --------------
Cost of revenues:
    Software................................................        16,294         21,612         18,357
    Professional services, maintenance and other............       626,590        542,938        490,006
                                                             --------------  -------------  -------------
        Total cost of revenues..............................       642,884        564,550        508,363
                                                             -------------- -------------- --------------
        Gross margin........................................     1,441,712      1,070,757        845,865
                                                             -------------- -------------- --------------
Operating expenses:
    Product development.....................................       334,654        368,387        310,686
    Sales and marketing.....................................       617,508        478,816        358,318
    General and administrative..............................       136,759        119,783        106,594
    Restructuring and related expenses......................            --        202,398        102,310
    Purchased in-process product development................            --             --          5,312
                                                             -------------- -------------- --------------
        Total operating expenses............................     1,088,921      1,169,384        883,220
                                                             -------------- -------------- --------------
        Operating income (loss).............................       352,791        (98,627)       (37,355)
                                                             -------------- -------------- --------------

Other income, net:
    Interest and other income, net..........................        64,528         58,491         54,071
    Loss on early extinguishment of debt....................            --             --        (10,711)
    Interest expense........................................       (18,326)       (20,016)       (14,927)
                                                             -------------- -------------- --------------
        Total other income, net.............................        46,202         38,475         28,433
                                                             -------------- -------------- --------------
        Income (loss) before income taxes...................       398,993        (60,152)        (8,922)
Income tax provision (benefit)..............................       147,465        (21,345)        (3,731)
                                                             -------------- -------------- --------------
        Net income (loss)................................... $     251,528  $     (38,807) $      (5,191)
                                                             ============== ============== ==============

Diluted net income (loss) per share......................... $        0.48  $       (0.08) $       (0.01)
                                                             ============== ============== ==============
Basic net income (loss) per share........................... $        0.55  $       (0.08) $       (0.01)
                                                             ============== ============== ==============

Shares used in diluted share computation....................       522,970        475,617        491,961
                                                             ============== ============== ==============
Shares used in basic share computation......................       457,031        475,617        491,961
                                                             ============== ============== ==============
Comprehensive income (loss):
      Net income (loss)..................................... $     251,528  $     (38,807) $      (5,191)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments................        (3,238)        18,500         35,331
    Realized gain on marketable investments previously
      recognized in other comprehensive income..............        (3,399)       (12,420)        (6,737)
    Unrealized gain (loss) on investments...................         5,332         16,427          1,375
                                                             -------------- -------------- --------------
      Other comprehensive income (loss).....................        (1,305)        22,507         29,969
                                                             -------------- -------------- --------------
      Total comprehensive income (loss)..................... $     250,223  $     (16,300) $      24,778
                                                             ============== ============== ==============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(as restated)
(in thousands)

                                                                                              Notes                       Accumulated
                                                          Common Stock       Additional     Receivable                      Other                        Total
                                                      ---------------------    Paid-in         from         Deferred     Comprehensive   Retained    Stockholders'
                                                       Shares      Amount      Capital     Stockholders   Compensation   Income (Loss)   Earnings       Equity
                                                      ---------  ----------  ------------  -------------  -------------  -------------  ----------  -------------
Balances, December 31, 2000..........................  442,392   $     442   $ 1,062,599   $     (1,623)  $    (15,199)  $      7,479   $ 224,737   $  1,278,435
Stock option exercises...............................   20,597          21       108,089             --             --             --          --        108,110
Employee stock purchase plan issuances...............    1,470           1        48,282             --             --             --          --         48,283
Repurchase of common stock subject to vesting........     (143)         --          (237)            --             --             --          --           (237)
Tax benefit from stock options.......................       --          --        53,800             --             --             --          --         53,800
Forfeiture of stock options issued below fair value..       --          --        (2,953)            --          2,953             --          --             --
Amortization of stock-based compensation, net........       --          --          (112)            --          5,281             --          --          5,169
Change in unrealized gain on marketable
  investments, net of taxes of  $1,185...............       --          --            --             --             --          1,933          --          1,933
Currency translation adjustment......................       --          --            --             --             --         (3,238)         --         (3,238)
Issuance of common stock and stock options
  in connection with acquisitions....................    2,634           3        87,954             --         (1,397)            --          --         86,560
Repayments of stockholder notes......................       --          --            --          1,201             --             --          --          1,201
Net income...........................................       --          --            --             --             --             --     251,528        251,528
                                                      ---------  ----------  ------------  -------------  -------------  -------------  ----------  -------------
Balances, December 31, 2001..........................  466,950         467     1,357,422           (422)        (8,362)         6,174     476,265      1,831,544
Stock option exercises...............................   10,651          11        63,547             --             --             --          --         63,558
Employee stock purchase plan issuances...............    3,109           3        29,363             --             --             --          --         29,366
Common stock issuance in connection with
  Option Repurchase..................................    5,473           5        31,466             --             --             --          --         31,471
Restricted stock issuances...........................      200          --         1,447             --         (1,447)            --          --             --
Repurchase of common stock subject to vesting........     (217)         --          (392)            --             --             --          --           (392)
Forfeiture of stock options issued below fair value..       --          --        (1,424)            --          1,424             --          --             --
Amortization of stock-based compensation, net........       --          --        (1,048)            --          5,174             --          --          4,126
Change in unrealized gain on marketable
  investments, net of taxes of  $2,671...............       --          --            --             --             --          4,007          --          4,007
Currency translation adjustment......................       --          --            --             --             --         18,500          --         18,500
Issuance of common stock in connection with
  acquisition earnouts...............................      262          --         6,231             --           (227)            --          --          6,004
Repayments of stockholder notes......................       --          --            --            422             --             --          --            422
Net loss.............................................       --          --            --             --             --             --     (38,807)       (38,807)
                                                      ---------  ----------  ------------  -------------  -------------  -------------  ----------  -------------
Balances, December 31, 2002..........................  486,428         486     1,486,612             --         (3,438)        28,681     437,458      1,949,799
Stock option exercises...............................   10,747          11        56,800             --             --             --          --         56,811
Employee stock purchase plan issuances...............      927           1         5,834             --             --             --          --          5,835
Contribution of leased facilities and other..........        --         --           246             --             --             --          --            246
Repurchase of common stock subject to vesting........       (4)         --            (9)            --             --             --          --             (9)
Forfeiture of stock options issued below fair value..       --          --          (282)            --            282             --          --             --
Amortization of stock-based compensation, net........       --          --           (37)            --          1,677             --          --          1,640
Change in unrealized gain on marketable
  investments, net of taxes of  ($3,574).............       --          --            --             --             --         (5,362)         --         (5,362)
Currency translation adjustment......................       --          --            --             --             --         35,331          --         35,331
Issuance of common stock in connection with
  acquisition earnouts...............................      207          --         1,670             --             --             --          --          1,670
Net loss.............................................       --          --            --             --             --             --      (5,191)        (5,191)
                                                      ---------  ----------  ------------  -------------  -------------  -------------  ----------  -------------
Balances, December 31, 2003..........................  498,305   $     498   $ 1,550,834   $         --   $     (1,479)  $     58,650   $ 432,267   $  2,040,770
                                                      =========  ==========  ============  =============  =============  =============  ==========  =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                             Year Ended December 31,
                                                                                   --------------------------------------------
                                                                                        2001           2002           2003
                                                                                   -------------- -------------- --------------
                                                                                    (as restated)  (as restated)  (as restated)
Cash flows from operating activities:
   Net income (loss).............................................................. $     251,528  $     (38,807) $      (5,191)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization.........................................        93,179        145,238        150,938
      Write-off of property and equipment abandoned in restructuring..............            --         25,955         17,506
      Loss on early extinguishment of debt........................................            --             --         10,711
      Write-off of acquired technology............................................            --             --          2,449
      Write-off of purchased in process product development.......................            --             --          5,312
      Amortization of identifiable intangible assets..............................         6,518          8,646          6,295
      Compensation related to stock options, net..................................         5,169          4,126          1,640
      Compensation expense related to common shares issued in Option Repurchase...            --         31,471             --
      Amortization of goodwill....................................................        20,041             --             --
      Provision for doubtful accounts and sales returns...........................        26,403         21,376          5,184
      Tax benefit from exercise of stock options..................................        53,800             --             --
      Deferred income taxes.......................................................       (13,680)       (51,693)       (17,270)
      Write-down of cost-method investments to fair value.........................         3,073          9,990          3,350
      Net realized gains on marketable investments................................        (3,399)       (12,420)        (6,737)
      Exchange of software for cost-method investments............................          (971)            --             --
      Changes in operating assets and liabilities:
         Accounts receivable......................................................       105,816         99,157         12,775
         Prepaids and other.......................................................        17,247         20,865        (20,425)
         Accounts payable and accrued expenses....................................       (14,525)       (16,035)        10,847
         Restructuring obligations................................................            --        155,776          2,927
         Deferred revenue.........................................................        38,002         29,558          7,723
                                                                                   -------------- -------------- --------------
           Net cash provided by operating activities..............................       588,201        433,203        188,034
                                                                                   -------------- -------------- --------------
Cash flows from investing activities:
   Purchases of property and equipment............................................      (245,945)       (70,809)       (14,958)
   Purchases of short-term investments............................................    (1,113,004)    (2,347,660)    (1,980,246)
   Sales and maturities of short-term investments.................................       668,028      1,718,362      2,011,534
   Purchase consideration paid for acquired businesses, net of cash received......         8,555           (500)       (62,574)
   Purchase of marketable equity securities.......................................            --         (1,000)            --
   Proceeds from sale of marketable equity securities.............................           821          1,189          5,593
   Other non-operating assets and non-marketable securities.......................       (23,068)         7,991           (519)
   Repayments from (advances to) affiliate, net...................................        10,579             --             --
                                                                                   -------------- -------------- --------------
           Net cash used in investing activities..................................      (694,034)      (692,427)       (41,170)
                                                                                   -------------- -------------- --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases.....................       156,156         92,532         62,636
   Repurchase of convertible subordinated debentures..............................            --             --       (307,080)
   Repayments of capital lease obligations........................................          (580)        (8,714)       (12,766)
   Proceeds from equipment financing..............................................            --         24,873             --
   Repayments of stockholder notes................................................         1,201            422             --
                                                                                   -------------- -------------- --------------
           Net cash provided by financing activities..............................       156,777        109,113       (257,210)
                                                                                   -------------- -------------- --------------
Effect of exchange rate fluctuations..............................................        (3,238)        18,532         26,367
                                                                                   -------------- -------------- --------------
Change in cash and cash equivalents...............................................        47,706       (131,579)       (83,979)
Cash and cash equivalents, beginning of period....................................       751,384        799,090        667,511
                                                                                   -------------- -------------- --------------
Cash and cash equivalents, end of period.......................................... $     799,090  $     667,511  $     583,532
                                                                                   ============== ============== ==============

Supplemental disclosures of cash flows information:
   Cash paid for interest......................................................... $      17,029  $      18,455  $      18,807
                                                                                   ============== ============== ==============

   Cash paid for income taxes..................................................... $      18,837  $      36,692  $      12,912
                                                                                   ============== ============== ==============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies................................... $          --  $       1,607  $          --
                                                                                   ============== ============== ==============
   Common stock and stock options issued for acquisitions......................... $      87,957  $       6,004  $          --
                                                                                   ============== ============== ==============

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

  Asset Retirement Obligations

  On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on the Company's financial condition, results of operations or cash flows. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

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

  Identifiable intangibles consist of "acquired technology" and customer relationships. The acquired technology intangible assets are being amortized over a period of fourteen months to three years using the straight-line method and the customer relationship intangible asset is being amortized over a period of six years based on customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers. Please refer to Note 4 for further discussion of the Company's intangible assets and goodwill.

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

  Contingent Liabilities

  The Company has a number of unresolved regulatory, legal and tax matters, as discussed further in Notes 7 and 11.  The Company provides for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when: (i) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.

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

                                                                                            Year Ended December 31,
                                                                                   ----------------------------------------
                                                                                        2001          2002         2003
                                                                                   ------------- ------------- ------------
                                                                                   (as restated) (as restated) (as restated)
Net income (loss):
As reported....................................................................... $    251,528  $    (38,807) $    (5,191)
                                                                                   ------------- ------------- ------------
Compensation expense related to:
   Stock options accounted for in accordance with APB 25..........................        5,169         4,126        1,640
   In-the-money stock options.....................................................     (159,444)      (27,205)     (32,253)
   Stock purchase rights under the Purchase Plan..................................      (21,634)      (23,087)      (5,591)
                                                                                   ------------- ------------- ------------
      Pro forma expense related to "in-the-money" stock options and Purchase Plan.     (175,909)      (46,166)     (36,204)
   Out-of-the-money stock options.................................................      (52,810)     (200,764)    (147,947)
   Stock options cancelled for no consideration...................................     (132,181)     (110,553)    (251,821)
   Stock options forfeited/cancelled in connection with terminations..............     (161,998)      (93,390)     (13,092)
   Stock options repurchased on September 30, 2002................................     (284,836)     (595,297)          --
                                                                                   ------------- ------------- ------------
      Total pro forma expense giving effect to SFAS 123...........................     (807,734)   (1,046,170)    (449,064)
                                                                                   ------------- ------------- ------------
Pro forma giving effect to SFAS 123............................................... $   (556,206) $ (1,084,977) $  (454,255)
                                                                                   ============= ============= ============

Diluted net income (loss) per share:
As reported....................................................................... $       0.48  $      (0.08) $     (0.01)
                                                                                   ============= ============= ============

Pro forma giving effect to SFAS 123............................................... $      (1.22) $      (2.28) $     (0.92)
                                                                                   ============= ============= ============

Basic net income (loss) per share:
As reported....................................................................... $       0.55  $      (0.08) $     (0.01)
                                                                                   ============= ============= ============

Pro forma giving effect to SFAS 123............................................... $      (1.22) $      (2.28) $     (0.92)
                                                                                   ============= ============= ============

  Consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements, the Company has not provided a tax benefit on the pro forma expense in the above table. Please refer to Note 11 for further discussion of the Company's accounting for deferred tax assets generated from the exercise of employee stock options.

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

                                                                                            Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                        2001          2002         2003
                                                                                    ------------- ------------- ------------
 Risk-free interest rate..........................................................         3.83%        1.99%       1.78%
 Expected life (in years).........................................................          3.4           3.4          3.1
 Expected volatility..............................................................           89%          65%         46%

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

  The fair value of employees' stock purchase rights under the Company's employee stock purchase plans (the "Purchase Plan") was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

                                                                                             Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                        2001          2002         2003
                                                                                    ------------- ------------- ------------
 Risk-free interest rate...........................................................        4.72%        1.23%       1.05%
 Expected life (in years)..........................................................         0.5           0.5          0.6
 Expected volatility...............................................................          89%          83%         47%

  The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 2001, 2002 and 2003 was $22.60, $7.43 and $2.40 per share, respectively, including the 15% discount from the quoted market price. As discussed further in Note 9, the first offering period for the 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan") is from July 1, 2003, to January 31, 2004. Accordingly, the Company has estimated the expected life of the purchase rights granted under the 2003 Purchase Plan during the six months ended December 31, 2003, to be seven months (i.e., 0.6 years).

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

  Revenue Recognition

  Substantially all of the Company's revenues are derived from three primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance and (iii) providing professional services, including implementation and training services. The Company's standard end user license agreement provides for an initial fee for use of the Company's products in perpetuity based on the number of named users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of: (i) its software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on a time and materials basis.

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

  The Company's professional services, maintenance and other revenues relate primarily to maintenance and professional services. The Company's customers typically prepay maintenance for the first year in connection with new software license and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

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

  Revenues derived from Siebel CRM OnDemand, our hosted CRM solution introduced in the fourth quarter of 2003, are included in "professional services, maintenance and other revenues." The Company accounts for its hosted arrangements in accordance with EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The majority of Siebel CRM OnDemand customers purchase a combination of the Company's hosting service, maintenance and/or professional services. In accordance with EITF 00-21, the Company evaluates whether each of these elements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including: (i) whether the Company sells or could readily sell the element unaccompanied by the other elements, (ii) whether the element has standalone value to the customer, (iii) whether there is objective reliable evidence of the fair value of the undelivered item, and (iv) whether there is a general right of return.

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

  Provision for Doubtful Accounts

  The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations to it, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience.

  Restructuring and Related Expenses

  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). The Company adopted SFAS 146 effective January 1, 2003; therefore, the restructuring activities initiated in the second quarter of 2003 and completed in the third quarter of 2003 (i.e., the 2003 Restructuring as defined in Note 3) were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact the Company's restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

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

  Restructuring obligations incurred prior to the adoption of SFAS 146 (i.e., the 2002 Restructuring, as defined in Note 3) were accounted for and continue to be accounted for in accordance with EITF 94-3 and EITF 88-10. Specifically, the Company accounts for the costs associated with the reduction of its workforce in accordance with EITF 94-3. Accordingly, the Company recorded the liability related to these termination costs when the following conditions were met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

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

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassified $6,486,000 related to prepaid rent for certain restructured facilities from "other assets, long term" to "restructuring obligations, long term" in the accompanying balance sheet as of December 31, 2003. The Company has also reclassified certain deferred tax assets from short-term to long-term as of December 31, 2002 and 2003.

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

  Restatement of Consolidated Financial Statements

  During the course of preparing the Company's consolidated financial statements for 2004, the Company determined that it had not properly recorded rent escalations on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" ("FTB 85-3") for certain of its facility leases. This calculation error resulted in a cumulative understatement of the Company's rent expense, net of an overstatement of restructuring expenses, from 1998 through September 30, 2004 of $19.7 million. The cumulative impact on the Company's balance sheet as of September 30, 2004, including the related income tax effect, was an understatement of rent-related liabilities of $19.7 million, an understatement of deferred tax assets of $7.8 million, and an overstatement of retained earnings of $11.9 million. The impact on the Company's earnings per share for each affected period was less than $0.01 per share.

  The Company decided to correct the error through restatement of previously issued financial statements for the years ended December 31, 2001, 2002 and 2003. The Company intends to restate its interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 in its Annual Report on Form 10-K for the year ended December 31, 2004 to be filed on or before March 16, 2005.

  The following schedules reconcile the amounts as originally reported in the Company's consolidated balance sheets as of December 31, 2002 and 2003 and the consolidated statements of operations and cash flows for each year in the three years ended December 31, 2003 to the corresponding restated amounts in each of these statements (in thousands):

                                                                      December 31,                    December 31,
                                                                          2003        Adjustments         2003
                                                                     --------------  --------------  --------------
Assets
                                                                      (as reported)                   (as restated)
Current assets:
   Cash and cash equivalents.......................................  $     583,532   $          --   $     583,532
   Short-term investments..........................................      1,439,674              --       1,439,674
                                                                     --------------  --------------  --------------
          Total cash, cash equivalents, and short-term investments.      2,023,206              --       2,023,206

   Marketable equity securities....................................            118              --             118
   Accounts receivable, net........................................        259,834              --         259,834
   Deferred income taxes...........................................         11,973              --          11,973
   Prepaids and other..............................................         52,068              --          52,068
                                                                     --------------  --------------  --------------
          Total current assets.....................................      2,347,199              --       2,347,199

Property and equipment, net........................................        157,391              --         157,391
Goodwill...........................................................        140,957              --         140,957
Intangible assets, net.............................................         10,786              --          10,786
Other assets.......................................................         42,406              --          42,406
Deferred income taxes..............................................        145,635           6,153         151,788
                                                                     --------------  --------------  --------------
          Total assets.............................................  $   2,844,374   $       6,153   $   2,850,527
                                                                     ==============  ==============  ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable................................................  $      18,907   $          --   $      18,907
   Accrued expenses................................................        333,270              --         333,270
   Restructuring obligations.......................................         53,676              --          53,676
   Deferred revenue................................................        282,217              --         282,217
                                                                     --------------  --------------  --------------
          Total current liabilities................................        688,070              --         688,070

Restructuring obligations, less current portion....................         97,919           1,331          99,250
Other long term liabilities........................................          8,159          14,278          22,437
                                                                     --------------  --------------  --------------
          Total liabilities........................................        794,148          15,609         809,757
                                                                     --------------  --------------  --------------

Commitments and contingencies

Stockholders' equity:
  Common stock.....................................................            498              --             498
  Additional paid-in capital.......................................      1,550,834              --       1,550,834
  Deferred compensation............................................         (1,479)             --          (1,479)
  Accumulated other comprehensive income...........................         58,650              --          58,650
  Retained earnings................................................        441,723          (9,456)        432,267
                                                                     --------------  --------------  --------------
          Total stockholders' equity...............................      2,050,226          (9,456)      2,040,770
                                                                     --------------  --------------  --------------
          Total liabilities and stockholders' equity...............  $   2,844,374   $       6,153   $   2,850,527
                                                                     ==============  ==============  ==============

                                                                      December 31,                    December 31,
                                                                          2002        Adjustments         2002
                                                                     --------------  --------------  --------------
Assets
                                                                      (as reported)                   (as restated)
Current assets:
   Cash and cash equivalents.......................................  $     667,511   $          --   $     667,511
   Short-term investments..........................................      1,494,093              --       1,494,093
                                                                     --------------  --------------  --------------
          Total cash, cash equivalents, and short-term investments.      2,161,604              --       2,161,604

   Marketable equity securities....................................          4,613              --           4,613
   Accounts receivable, net........................................        275,764              --         275,764
   Deferred income taxes...........................................         12,456              --          12,456
   Prepaids and other..............................................         49,901              --          49,901
                                                                     --------------  --------------  --------------
          Total current assets.....................................      2,504,338              --       2,504,338

Property and equipment, net........................................        273,024              --         273,024
Goodwill...........................................................         80,949              --          80,949
Intangible assets, net.............................................         10,354              --          10,354
Other assets.......................................................         37,580              --          37,580
Deferred income taxes..............................................        126,773           4,332         131,105
                                                                     --------------  --------------  --------------
          Total assets.............................................  $   3,033,018   $       4,332   $   3,037,350
                                                                     ==============  ==============  ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable................................................  $      15,239   $          --   $      15,239
   Accrued expenses................................................        319,622              --         319,622
   Restructuring obligations.......................................         42,703              --          42,703
   Deferred revenue................................................        270,575              --         270,575
                                                                     --------------  --------------  --------------
          Total current liabilities................................        648,139              --         648,139

Restructuring obligations, less current portion....................        111,845           1,228         113,073
Capital lease obligations and other, less current portion..........         15,574          10,765          26,339
Convertible subordinated debentures................................        300,000              --         300,000
                                                                     --------------  --------------  --------------
          Total liabilities........................................      1,075,558          11,993       1,087,551
                                                                     --------------  --------------  --------------

Commitments and contingencies

Stockholders' equity:
  Common stock.....................................................            486              --             486
  Additional paid-in capital.......................................      1,486,612              --       1,486,612
  Deferred compensation............................................         (3,438)             --          (3,438)
  Accumulated other comprehensive income...........................         28,681              --          28,681
  Retained earnings................................................        445,119          (7,661)        437,458
                                                                     --------------  --------------  --------------
          Total stockholders' equity...............................      1,957,460          (7,661)      1,949,799
                                                                     --------------  --------------  --------------
          Total liabilities and stockholders' equity...............  $   3,033,018   $       4,332   $   3,037,350
                                                                     ==============  ==============  ==============

                                                           Year Ended                      Year Ended
                                                          December 31,                    December 31,
                                                              2003        Adjustments        2003
                                                         --------------  --------------  --------------
                                                         (as reported)                   (as restated)
Revenues:
    Software...........................................  $     482,274   $          --   $     482,274
    Professional services, maintenance and other.......        871,954              --         871,954
                                                         --------------  --------------  --------------
        Total revenues.................................      1,354,228              --       1,354,228
                                                         --------------  --------------  --------------
Cost of revenues:
    Software...........................................         18,357              --          18,357
    Professional services, maintenance and other.......        487,840           2,166         490,006
                                                         --------------   -------------   -------------
        Total cost of revenues.........................        506,197           2,166         508,363
                                                         --------------  --------------  --------------
        Gross margin...................................        848,031          (2,166)        845,865
                                                         --------------  --------------  --------------
Operating expenses:
    Product development................................        308,852           1,834         310,686
    Sales and marketing................................        357,133           1,185         358,318
    General and administrative.........................        106,082             512         106,594
    Restructuring and related expenses.................        104,391          (2,081)        102,310
    Purchased in-process product development...........          5,312              --           5,312
                                                         --------------  --------------  --------------
        Total operating expenses.......................        881,770           1,450         883,220
                                                         --------------  --------------  --------------
        Operating income (loss)........................        (33,739)         (3,616)        (37,355)
                                                         --------------  --------------  --------------

Other income, net:
    Interest and other income, net.....................         54,071              --          54,071
    Loss on early extinguishment of debt...............        (10,711)             --         (10,711)
    Interest expense...................................        (14,927)             --         (14,927)
                                                         --------------  --------------  --------------
        Total other income, net........................         28,433              --          28,433
                                                         --------------  --------------  --------------
        Income (loss) before income taxes..............         (5,306)         (3,616)         (8,922)
Income tax provision (benefit).........................         (1,910)         (1,821)         (3,731)
                                                         --------------  --------------  --------------
        Net income (loss)..............................  $      (3,396)  $      (1,795)  $      (5,191)
                                                         ==============  ==============  ==============

Diluted net income (loss) per share....................  $       (0.01)  $          --   $       (0.01)
                                                         ==============  ==============  ==============
Basic net income (loss) per share......................  $       (0.01)  $          --   $       (0.01)
                                                         ==============  ==============  ==============

Shares used in diluted share computation...............        491,961              --         491,961
                                                         ==============  ==============  ==============
Shares used in basic share computation.................        491,961              --         491,961
                                                         ==============  ==============  ==============
Comprehensive income (loss):
      Net income (loss)................................  $      (3,396)  $      (1,795)  $      (5,191)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments...........         35,331              --          35,331
    Realized gain on marketable investments previously
      recognized in other comprehensive income.........         (6,737)             --          (6,737)
    Unrealized gain on investments.....................          1,375              --           1,375
                                                         --------------  --------------  --------------
      Other comprehensive income (loss)................         29,969              --          29,969
                                                         --------------  --------------  --------------
      Total comprehensive income (loss)................  $      26,573   $      (1,795)  $      24,778
                                                         ==============  ==============  ==============

                                                           Year Ended                      Year Ended
                                                          December 31,                    December 31,
                                                              2002        Adjustments        2002
                                                         --------------  --------------  --------------
                                                         (as reported)                   (as restated)
Revenues:
    Software...........................................  $     700,344   $          --   $     700,344
    Professional services, maintenance and other.......        934,963              --         934,963
                                                         --------------  --------------  --------------
        Total revenues.................................      1,635,307              --       1,635,307
                                                         --------------  --------------  --------------
Cost of revenues:
    Software...........................................         21,612              --          21,612
    Professional services, maintenance and other.......        540,194           2,744         542,938
                                                         --------------   -------------   -------------
        Total cost of revenues.........................        561,806           2,744         564,550
                                                         --------------  --------------  --------------
        Gross margin...................................      1,073,501          (2,744)      1,070,757
                                                         --------------  --------------  --------------
Operating expenses:
    Product development................................        366,230           2,157         368,387
    Sales and marketing................................        476,975           1,841         478,816
    General and administrative.........................        119,253             530         119,783
    Restructuring and related expenses.................        205,305          (2,907)        202,398
    Purchased in-process product development...........             --              --              --
                                                         --------------  --------------  --------------
        Total operating expenses.......................      1,167,763           1,621       1,169,384
                                                         --------------  --------------  --------------
        Operating income (loss)........................        (94,262)         (4,365)        (98,627)
                                                         --------------  --------------  --------------

Other income, net:
    Interest and other income, net.....................         58,491              --          58,491
    Loss on early extinguishment of debt...............             --              --              --
    Interest expense...................................        (20,016)             --         (20,016)
                                                         --------------  --------------  --------------
        Total other income, net........................         38,475              --          38,475
                                                         --------------  --------------  --------------
        Income (loss) before income taxes..............        (55,787)         (4,365)        (60,152)
Income tax provision (benefit).........................        (20,083)         (1,262)        (21,345)
                                                         --------------  --------------  --------------
        Net income (loss)..............................  $     (35,704)  $      (3,103)  $     (38,807)
                                                         ==============  ==============  ==============

Diluted net income (loss) per share....................  $       (0.08)  $          --   $       (0.08)
                                                         ==============  ==============  ==============
Basic net income (loss) per share......................  $       (0.08)  $          --   $       (0.08)
                                                         ==============  ==============  ==============

Shares used in diluted share computation...............        475,617              --         475,617
                                                         ==============  ==============  ==============
Shares used in basic share computation.................        475,617              --         475,617
                                                         ==============  ==============  ==============
Comprehensive income (loss):
      Net income (loss)................................  $     (35,704)  $      (3,103)  $     (38,807)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments...........         18,500              --          18,500
    Realized gain on marketable investments previously
      recognized in other comprehensive income.........        (12,420)             --         (12,420)
    Unrealized gain on investments.....................         16,427              --          16,427
                                                         --------------  --------------  --------------
      Other comprehensive income (loss)................         22,507              --          22,507
                                                         --------------  --------------  --------------
      Total comprehensive income (loss)................  $     (13,197)  $      (3,103)  $     (16,300)
                                                         ==============  ==============  ==============

                                                           Year Ended                      Year Ended
                                                          December 31,                    December 31,
                                                              2001        Adjustments         2001
                                                         --------------  --------------  --------------
                                                          (as reported)                   (as restated)
Revenues:
    Software...........................................  $   1,065,618   $          --   $   1,065,618
    Professional services, maintenance and other.......      1,018,978              --       1,018,978
                                                         --------------  --------------  --------------
        Total revenues.................................      2,084,596              --       2,084,596
                                                         --------------  --------------  --------------
Cost of revenues:
    Software...........................................         16,294              --          16,294
    Professional services, maintenance and other.......        624,731           1,859         626,590
                                                         --------------   -------------   -------------
        Total cost of revenues.........................        641,025           1,859         642,884
                                                         --------------  --------------  --------------
        Gross margin...................................      1,443,571          (1,859)      1,441,712
                                                         --------------  --------------  --------------
Operating expenses:
    Product development................................        333,661             993         334,654
    Sales and marketing................................        615,675           1,833         617,508
    General and administrative.........................        136,353             406         136,759
    Restructuring and related expenses.................             --              --              --
    Purchased in-process product development...........             --              --              --
                                                         --------------  --------------  --------------
        Total operating expenses.......................      1,085,689           3,232       1,088,921
                                                         --------------  --------------  --------------
        Operating income (loss)........................        357,882          (5,091)        352,791
                                                         --------------  --------------  --------------

Other income, net:
    Interest and other income, net.....................         64,528              --          64,528
    Loss on early extinguishment of debt...............             --              --              --
    Interest expense...................................        (18,326)             --         (18,326)
                                                         --------------  --------------  --------------
        Total other income, net........................         46,202              --          46,202
                                                         --------------  --------------  --------------
        Income (loss) before income taxes..............        404,084          (5,091)        398,993
Income tax provision (benefit).........................        149,509          (2,044)        147,465
                                                         --------------  --------------  --------------
        Net income (loss)..............................  $     254,575   $      (3,047)  $     251,528
                                                         ==============  ==============  ==============

Diluted net income (loss) per share....................  $        0.49   $       (0.01)  $        0.48
                                                         ==============  ==============  ==============
Basic net income (loss) per share......................  $        0.56   $       (0.01)  $        0.55
                                                         ==============  ==============  ==============

Shares used in diluted share computation...............        522,970              --         522,970
                                                         ==============  ==============  ==============
Shares used in basic share computation.................        457,031              --         457,031
                                                         ==============  ==============  ==============
Comprehensive income (loss):
      Net income (loss)................................  $     254,575   $      (3,047)  $     251,528
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustments...........         (3,238)             --          (3,238)
    Realized gain on marketable investments previously
      recognized in other comprehensive income.........         (3,399)             --          (3,399)
    Unrealized gain on investments.....................          5,332              --           5,332
                                                         --------------  --------------  --------------
      Other comprehensive income (loss)................         (1,305)             --          (1,305)
                                                         --------------  --------------  --------------
      Total comprehensive income (loss)................  $     253,270   $      (3,047)  $     250,223
                                                         ==============  ==============  ==============

                                                                                      Year Ended                      Year Ended
                                                                                     December 31,                    December 31,
                                                                                        2003        Adjustments         2003
                                                                                   --------------  --------------  --------------
                                                                                    (as reported)                   (as restated)
Cash flows from operating activities:
   Net income (loss).............................................................  $      (3,396)  $      (1,795)  $      (5,191)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization........................................        150,938              --         150,938
      Write-off of property and equipment abandoned in restructuring.............         17,506              --          17,506
      Loss on early extinguishment of debt.......................................         10,711              --          10,711
      Write-off of acquired technology...........................................          2,449              --           2,449
      Write-off of purchased in process product development......................          5,312              --           5,312
      Amortization of identifiable intangible assets.............................          6,295              --           6,295
      Compensation related to stock options, net.................................          1,640              --           1,640
      Compensation expense related to common shares issued in Option Repurchase..             --              --              --
      Amortization of goodwill...................................................             --              --              --
      Provision for doubtful accounts and sales returns..........................          5,184              --           5,184
      Tax benefit from exercise of stock options.................................             --              --              --
      Deferred income taxes......................................................        (15,449)         (1,821)        (17,270)
      Write-down of cost-method investments to fair value........................          3,350              --           3,350
      Net realized gains on marketable investments...............................         (6,737)             --          (6,737)
      Exchange of software for cost-method investments...........................             --              --              --
      Changes in operating assets and liabilities:
         Accounts receivable.....................................................         12,775              --          12,775
         Prepaids and other......................................................        (20,425)             --         (20,425)
         Accounts payable and accrued expenses...................................          7,334           3,513          10,847
         Restructuring obligations...............................................          2,824             103           2,927
         Deferred revenue........................................................          7,723              --           7,723
                                                                                   --------------  --------------  --------------
           Net cash provided by operating activities.............................        188,034              --         188,034
                                                                                   --------------  --------------  --------------
Cash flows from investing activities:
   Purchases of property and equipment...........................................        (14,958)             --         (14,958)
   Purchases of short-term investments...........................................     (1,980,246)             --      (1,980,246)
   Sales and maturities of short-term investments................................      2,011,534              --       2,011,534
   Purchase consideration paid for acquired businesses, net of cash received.....        (62,574)             --         (62,574)
   Purchase of marketable equity securities......................................             --              --              --
   Proceeds from sale of marketable equity securities............................          5,593              --           5,593
   Other non-operating assets and non-marketable securities......................           (519)             --            (519)
   Repayments from (advances to) affiliate, net..................................             --              --              --
                                                                                   --------------  --------------  --------------
           Net cash used in investing activities.................................        (41,170)             --         (41,170)
                                                                                   --------------  --------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases....................         62,636              --          62,636
   Repurchase of convertible subordinated debentures.............................       (307,080)             --        (307,080)
   Repayments of capital lease obligations.......................................        (12,766)             --         (12,766)
   Proceeds from equipment financing.............................................             --              --              --
   Repayments of stockholder notes...............................................             --              --              --
                                                                                   --------------  --------------  --------------
           Net cash provided by (used in) financing activities...................       (257,210)             --        (257,210)
                                                                                   --------------  --------------  --------------
Effect of exchange rate fluctuations.............................................         26,367              --          26,367
                                                                                   --------------  --------------  --------------
Change in cash and cash equivalents..............................................        (83,979)             --         (83,979)
Cash and cash equivalents, beginning of period...................................        667,511              --         667,511
                                                                                   --------------  --------------  --------------
Cash and cash equivalents, end of period.........................................  $     583,532   $          --   $     583,532
                                                                                   ==============  ==============  ==============

Supplemental disclosures of cash flows information:
   Cash paid for interest........................................................  $      18,807   $          --   $      18,807
                                                                                   ==============  ==============  ==============

   Cash paid for income taxes....................................................  $      12,912   $          --   $      12,912
                                                                                   ==============  ==============  ==============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies..................................  $          --   $          --   $          --
                                                                                   ==============  ==============  ==============
   Common stock and stock options issued for acquisitions........................  $          --   $          --   $          --
                                                                                   ==============  ==============  ==============

                                                                                     Year Ended                      Year Ended
                                                                                    December 31,                    December 31,
                                                                                        2002        Adjustments         2002
                                                                                   --------------  --------------  --------------
                                                                                    (as reported)                   (as restated)
Cash flows from operating activities:
   Net income (loss).............................................................  $     (35,704)  $      (3,103)  $     (38,807)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization........................................        145,238              --         145,238
      Write-off of property and equipment abandoned in restructuring.............         25,955              --          25,955
      Loss on early extinguishment of debt.......................................             --              --              --
      Write-off of acquired technology...........................................             --              --              --
      Write-off of purchased in process product development......................             --              --              --
      Amortization of identifiable intangible assets.............................          8,646              --           8,646
      Compensation related to stock options, net.................................          4,126              --           4,126
      Compensation expense related to common shares issued in Option Repurchase..         31,471              --          31,471
      Amortization of goodwill...................................................             --              --              --
      Provision for doubtful accounts and sales returns..........................         21,376              --          21,376
      Tax benefit from exercise of stock options.................................             --              --              --
      Deferred income taxes......................................................        (50,431)         (1,262)        (51,693)
      Write-down of cost-method investments to fair value........................          9,990              --           9,990
      Net realized gains on marketable investments...............................        (12,420)             --         (12,420)
      Exchange of software for cost-method investments...........................             --              --              --
      Changes in operating assets and liabilities:
         Accounts receivable.....................................................         99,157              --          99,157
         Prepaids and other......................................................         20,865              --          20,865
         Accounts payable and accrued expenses...................................        (19,172)          3,137         (16,035)
         Restructuring obligations...............................................        154,548           1,228         155,776
         Deferred revenue........................................................         29,558              --          29,558
                                                                                   --------------  --------------  --------------
           Net cash provided by operating activities.............................        433,203              --         433,203
                                                                                   --------------  --------------  --------------
Cash flows from investing activities:
   Purchases of property and equipment...........................................        (70,809)             --         (70,809)
   Purchases of short-term investments...........................................     (2,347,660)             --      (2,347,660)
   Sales and maturities of short-term investments................................      1,718,362              --       1,718,362
   Purchase consideration paid for acquired businesses, net of cash received.....           (500)             --            (500)
   Purchase of marketable equity securities......................................         (1,000)             --          (1,000)
   Proceeds from sale of marketable equity securities............................          1,189              --           1,189
   Other non-operating assets and non-marketable securities......................          7,991              --           7,991
   Repayments from (advances to) affiliate, net..................................             --              --              --
                                                                                   --------------  --------------  --------------
           Net cash used in investing activities.................................       (692,427)             --        (692,427)
                                                                                   --------------  --------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases....................         92,532              --          92,532
   Repurchase of convertible subordinated debentures.............................             --              --              --
   Repayments of capital lease obligations.......................................         (8,714)             --          (8,714)
   Proceeds from equipment financing.............................................         24,873              --          24,873
   Repayments of stockholder notes...............................................            422              --             422
                                                                                   --------------  --------------  --------------
           Net cash provided by financing activities.............................        109,113              --         109,113
                                                                                   --------------  --------------  --------------
Effect of exchange rate fluctuations.............................................         18,532              --          18,532
                                                                                   --------------  --------------  --------------
Change in cash and cash equivalents..............................................       (131,579)             --        (131,579)
Cash and cash equivalents, beginning of period...................................        799,090              --         799,090
                                                                                   --------------  --------------  --------------
Cash and cash equivalents, end of period.........................................  $     667,511   $          --   $     667,511
                                                                                   ==============  ==============  ==============

Supplemental disclosures of cash flows information:
   Cash paid for interest........................................................  $      18,455   $          --   $      18,455
                                                                                   ==============  ==============  ==============

   Cash paid for income taxes....................................................  $      36,692   $          --   $      36,692
                                                                                   ==============  ==============  ==============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies..................................  $       1,607   $          --   $       1,607
                                                                                   ==============  ==============  ==============
   Common stock and stock options issued for acquisitions........................  $       6,004   $          --   $       6,004
                                                                                   ==============  ==============  ==============

                                                                                     Year Ended                      Year Ended
                                                                                    December 31,                    December 31,
                                                                                        2001        Adjustments         2001
                                                                                   --------------  --------------  --------------
                                                                                    (as reported)                   (as restated)
Cash flows from operating activities:
   Net income (loss).............................................................  $     254,575   $      (3,047)  $     251,528
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and other amortization........................................         93,179              --          93,179
      Write-off of property and equipment abandoned in restructuring.............             --              --              --
      Loss on early extinguishment of debt.......................................             --              --              --
      Write-off of acquired technology...........................................             --              --              --
      Write-off of purchased in process product development......................             --              --              --
      Amortization of identifiable intangible assets.............................          6,518              --           6,518
      Compensation related to stock options, net.................................          5,169              --           5,169
      Compensation expense related to common shares issued in Option Repurchase..             --              --              --
      Amortization of goodwill...................................................         20,041              --          20,041
      Provision for doubtful accounts and sales returns..........................         26,403              --          26,403
      Tax benefit from exercise of stock options.................................         53,800              --          53,800
      Deferred income taxes......................................................        (11,636)         (2,044)        (13,680)
      Write-down of cost-method investments to fair value........................          3,073              --           3,073
      Net realized gains on marketable investments...............................         (3,399)             --          (3,399)
      Exchange of software for cost-method investments...........................           (971)             --            (971)
      Changes in operating assets and liabilities:
         Accounts receivable.....................................................        105,816              --         105,816
         Prepaids and other......................................................         17,247              --          17,247
         Accounts payable and accrued expenses...................................        (19,616)          5,091         (14,525)
         Restructuring obligations...............................................             --              --              --
         Deferred revenue........................................................         38,002              --          38,002
                                                                                   --------------  --------------  --------------
           Net cash provided by operating activities.............................        588,201              --         588,201
                                                                                   --------------  --------------  --------------
Cash flows from investing activities:
   Purchases of property and equipment...........................................       (245,945)             --        (245,945)
   Purchases of short-term investments...........................................     (1,113,004)             --      (1,113,004)
   Sales and maturities of short-term investments................................        668,028              --         668,028
   Purchase consideration paid for acquired businesses, net of cash received.....          8,555              --           8,555
   Purchase of marketable equity securities......................................             --              --              --
   Proceeds from sale of marketable equity securities............................            821              --             821
   Other non-operating assets and non-marketable securities......................        (23,068)             --         (23,068)
   Repayments from (advances to) affiliate, net..................................         10,579              --          10,579
                                                                                   --------------  --------------  --------------
           Net cash used in investing activities.................................       (694,034)             --        (694,034)
                                                                                   --------------  --------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases....................        156,156              --         156,156
   Repurchase of convertible subordinated debentures.............................             --              --              --
   Repayments of capital lease obligations.......................................           (580)             --            (580)
   Proceeds from equipment financing.............................................             --              --              --
   Repayments of stockholder notes...............................................          1,201              --           1,201
                                                                                   --------------  --------------  --------------
           Net cash provided by financing activities.............................        156,777              --         156,777
                                                                                   --------------  --------------  --------------
Effect of exchange rate fluctuations.............................................         (3,238)             --          (3,238)
                                                                                   --------------  --------------  --------------
Change in cash and cash equivalents..............................................         47,706              --          47,706
Cash and cash equivalents, beginning of period...................................        751,384              --         751,384
                                                                                   --------------  --------------  --------------
Cash and cash equivalents, end of period.........................................  $     799,090   $          --   $     799,090
                                                                                   ==============  ==============  ==============

Supplemental disclosures of cash flows information:
   Cash paid for interest........................................................  $      17,029   $          --   $      17,029
                                                                                   ==============  ==============  ==============

   Cash paid for income taxes....................................................  $      18,837   $          --   $      18,837
                                                                                   ==============  ==============  ==============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies..................................  $          --   $          --   $          --
                                                                                   ==============  ==============  ==============
   Common stock and stock options issued for acquisitions........................  $      87,957   $          --   $      87,957
                                                                                   ==============  ==============  ==============

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

  Summary of the 2002 and 2003 Restructurings

  The Company initiated the 2002 Restructuring in July 2002 and completed all activities related to the 2002 Restructuring in December 2002. The 2002 Restructuring was designed to reduce the Company's operating costs in order to better align its operating structure with expected revenue levels. The 2002 Restructuring charge is comprised primarily of: (i) severance and associated employee termination costs related to the reduction of the Company's workforce in 2002; (ii) lease termination costs and other costs associated with permanently vacating certain facilities; and (iii) impairment costs related to certain long-lived assets that were abandoned in connection with the Company's consolidation of its facilities.

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

  Summary of Restructuring and Related Expenses and the Associated Obligations as of December 31, 2002 and 2003

  The following table summarizes the expenses incurred in connection with the 2002 and 2003 Restructurings and the related obligations as of December 31, 2002 and 2003 (in thousands):

                                                             Employee      Facility-       Asset
                                                            Termination     Related      Abandonment
                                                             Costs (1)     Costs (2)     Costs (3)       Total
                                                           ------------  -------------  -----------  -------------
                                                                         (as restated)               (as restated)
Restructuring obligations, July 1, 2002................... $        --   $         --   $       --   $         --
Restructuring and related expenses recognized in 2002 (4).      23,649        152,794       25,955        202,398
Reclass of deferred rent obligations (8)..................          --          4,135           --          4,135
Cash payments.............................................     (19,714)        (5,088)          --        (24,802)
Non-cash charges..........................................          --             --      (25,955)       (25,955)
                                                           ------------  -------------  -----------  -------------
Restructuring obligations, December 31, 2002..............       3,935        151,841           --        155,776
                                                           ------------  -------------  -----------  -------------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimate (5)...........      (1,199)        15,524          566         14,891
  Recognized related to the 2003 Restructuring (6)........      15,585         54,185       16,940         86,710
  Accretion related to the 2003 Restructuring (7).........          --            709           --            709
                                                           ------------  -------------  -----------  -------------
     Total recognized in 2003.............................      14,386         70,418       17,506        102,310
Cash payments.............................................     (14,516)       (75,322)          --        (89,838)
Reclass of deferred rent obligations (8)..................          --          2,184           --          2,184
Non-cash charges..........................................          --             --      (17,506)       (17,506)
                                                           ------------  -------------  -----------  -------------
Restructuring obligations, December 31, 2003.............. $     3,805   $    149,121   $       --        152,926
                                                           ============  =============  ===========
     Less: Restructuring obligations, short-term..........                                                 53,676
                                                                                                     -------------
     Restructuring obligations, long-term.................                                           $     99,250
                                                                                                     =============

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

      Represents the deferred rent liability associated with the restructured property at the time of the Restructuring. As the related facility is no longer being utilized in the Company's operations, the Company has reclassified the related deferred rent liability to restructuring obligations.

  The following table summarizes the time period in which the Company anticipates settling its remaining Restructuring obligations as of December 31, 2003 (in thousands):

                                                     Operating          Other        Estimated        Total
                                                       Lease        Restructuring     Sublease    Restructuring
Year Ending December 31,                           Obligation (1)      Costs (2)     Income (3)    Obligations
-------------------------------------------------  ---------------  -------------- -------------- --------------
                                                    (as restated)                                  (as restated)
2004.............................................  $       47,115   $      16,534  $      (7,567) $      56,082
2005.............................................          36,140          10,661        (20,218)        26,583
2006.............................................          30,775           9,570        (22,038)        18,307
2007.............................................          26,572           6,106        (19,297)        13,381
2008.............................................          25,747           7,322        (18,086)        14,983
2009 and thereafter..............................         124,631          37,590       (126,217)        36,004
                                                   ---------------  -------------- -------------- --------------
     Total restructuring obligations, gross......  $      290,980   $      87,783  $    (213,423)       165,340
                                                   ===============  ============== ==============
     Future accretion (4)........................                                                       (12,414)
                                                                                                  --------------
     Present value of minimum lease payments.....                                                       152,926
     Less: restructuring obligations, short-term.                                                        53,676
                                                                                                  --------------
     Restructuring obligations, long-term portion                                                 $      99,250
                                                                                                  ==============

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

Tangible assets:
   Cash and cash equivalents.......................  $          578
   Accounts receivable and other current assets....           2,094
   Property and equipment..........................             260
   Other assets-long term..........................             267
                                                     ---------------
        Total tangible assets......................           3,199
                                                     ---------------
Intangible assets:
   Customer relationships..........................           6,700
   Acquired technology.............................           1,200
   Goodwill........................................          58,387
                                                     ---------------
        Total intangible assets....................          66,287
                                                     ---------------
Liabilities assumed:
   Accounts payable and other accrued liabilities..          (9,707)
   Deferred revenue................................          (3,769)
   Other liabilities-long term.....................             (26)
                                                     ---------------
        Total liabilities assumed..................         (13,502)
                                                     ---------------
        Net assets acquired........................  $       55,984
                                                     ===============

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

                                                              December 31,
                                                     -------------------------------
                                                           2002            2003
                                                     ---------------  --------------
                                                      (as restated)    (as restated)
Total revenues.....................................  $    1,639,836   $   1,359,145
Net loss...........................................  $      (50,334)  $     (14,015)
Basic and diluted net loss per share...............  $        (0.11)  $       (0.03)

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

  Intangible Assets and Goodwill

  Goodwill

  The changes in the carrying amount of goodwill during 2002 and 2003 were as follows (in thousands):

                                                                  December 31,
                                                           ---------------------------
                                                               2002          2003
                                                           ------------  -------------
Balance as of beginning of the year....................... $    72,869   $     80,949
Earnout payments to the stockholders of
   acquired companies.....................................       8,112            962
Goodwill obtained in acquisitions of businesses...........          --         59,034
Foreign currency fluctuation..............................         (32)            12
                                                           ------------  -------------
Balance as of the end of the year......................... $    80,949   $    140,957
                                                           ============  =============

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

                                                                       December 31,
                                                       ------------------------------------------
                                                            2001            2002         2003
                                                       --------------  ------------- ------------
                                                        (as restated)  (as restated) (as restated)
Net income (loss):
   As reported........................................ $     251,528   $    (38,807) $    (5,191)
   Add: goodwill amortization, net of taxes...........        12,626             --           --
                                                       --------------  ------------- ------------
     Adjusted net income (loss)....................... $     264,154   $    (38,807) $    (5,191)
                                                       ==============  ============= ============

Diluted net income (loss) per share:
   As reported........................................ $        0.48   $      (0.08) $     (0.01)
   Add: goodwill amortization, net of taxes...........          0.03             --           --
                                                       --------------  ------------- ------------
     Adjusted diluted net income (loss) per share..... $        0.51   $      (0.08) $     (0.01)
                                                       ==============  ============= ============

Basic net income (loss) per share:
   As reported........................................ $        0.55   $      (0.08) $     (0.01)
   Add: goodwill amortization, net of taxes...........          0.03             --           --
                                                       --------------  ------------- ------------
      Adjusted basic net income (loss) per share...... $        0.58   $      (0.08) $     (0.01)
                                                       ==============  ============= ============

  Intangible Assets

  Intangible assets acquired in connection with the above acquisitions consisted of the following (in thousands):

                                                            December 31, 2002                 December 31, 2003
                                                     ------------------------------- ---------------------------------------
                                                        Acquired         Customer       Acquired       Customer
                                                       Technology      Relationship    Technology    Relationship    Total
                                                     ---------------  -------------- -------------- -------------- ---------
Acquired technology................................  $       26,747   $          --  $       9,977  $       6,700  $ 16,677
Less: accumulated amortization.....................          16,393              --          5,549            342     5,891
                                                     ---------------  -------------- -------------- -------------- ---------
     Intangible assets, net........................  $       10,354   $          --  $       4,428  $       6,358  $ 10,786
                                                     ===============  ============== ============== ============== =========

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

  Based on identified intangible assets recorded as of December 31, 2003, and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
-------------------------------
2004...................................................... $     5,691
2005......................................................       1,776
2006......................................................       1,204
2007......................................................         747
2008......................................................         746
2009 and thereafter.......................................         622
                                                           ------------
     Total................................................ $    10,786
                                                           ============

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

  Short-term investments as of December 31, 2002, consisted of $385,195,000 of securities that mature in less than one year, $1,108,898,000 of securities that mature in one to five years and no securities that mature in over five years. The following is a summary of the maturities of short-term investments as of December 31, 2003 (in thousands, except percentages):

                                                             Expected Maturity Date
                                       -----------------------------------------------------------------------------
                                         2004       2005       2006       2007       2008    Thereafter     Total
                                       ---------  ---------  ---------  ---------  --------  ----------  -----------
US Treasury and Agency securities.....  $82,536   $182,927   $106,857     $7,105    $6,540          --     $385,965
  Weighted average yield..............     1.34%      1.62%      2.31%      2.79%     3.33%

Corporate bonds.......................  $99,399   $198,663   $252,696    $85,552   $29,705          --     $666,015
  Weighted average yield..............     1.56%      1.92%      2.24%      3.00%     3.55%

Asset-backed securities............... $111,827   $157,018   $103,764     $5,239    $1,030      $8,816     $387,694
  Weighted average yield..............     1.57%      2.16%      2.88%      2.04%     2.45%       2.23%
                                       ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments.......... $293,762   $538,608   $463,317    $97,896   $37,275      $8,816   $1,439,674
                                       =========  =========  =========  =========  ========  ==========  ===========

  Accounts Receivable, Net

  Accounts receivable, net consisted of the following (in thousands):

                                                                  December 31,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------  -------------
Trade accounts receivable................................. $   321,877   $    300,501
Less: allowance for doubtful accounts and sales returns...      46,113         40,667
                                                           ------------  -------------
                                                           $   275,764   $    259,834
                                                           ============  =============

  Changes in the allowance for doubtful accounts and sales returns for 2001, 2002 and 2003 are as follows (in thousands):

                                     Balance at    Provision for                 Balance at
                                     Beginning   Doubtful Accounts                 End of
                                      of Year       and Returns      Deductions     Year
                                    ----------- -------------------  ----------- ----------
Year ended December 31, 2001....... $   43,649  $           26,403   $   23,381  $  46,671
Year ended December 31, 2002.......     46,671              21,376       21,934     46,113
Year ended December 31, 2003.......     46,113               5,184       10,630     40,667

  The decrease in the provision of doubtful accounts and sales returns from 2001 to 2002 and from 2002 to 2003 is primarily due to reduced receivable levels, improvement in the aging of our receivables and the recovery of certain receivables previously written-off.

  Property and Equipment, Net

  Property and equipment, net consisted of the following (in thousands):

                                                                   December 31,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------  -------------
Computers and equipment................................... $   205,507   $    212,588
Furniture and fixtures....................................      84,184         68,492
Computer software.........................................      62,373         66,886
Computer equipment under capital lease....................      35,046         40,192
Corporate aircraft........................................       6,820          6,820
Buildings and land........................................         403            479
Leasehold improvements....................................     132,225        125,557
                                                           ------------  -------------
                                                               526,558        521,014
  Less: accumulated depreciation..........................     253,534        363,623
                                                           ------------  -------------
                                                           $   273,024   $    157,391
                                                           ============  =============

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                                  December 31,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------  -------------
Accrued compensation...................................... $   100,398   $    119,758
Taxes.....................................................     109,077        109,657
Other.....................................................     110,147        103,855
                                                           ------------  -------------
                                                           $   319,622   $    333,270
                                                           ============  =============

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consisted of the following (in thousands):

                                                                   December 31,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------  -------------
Foreign currency translation adjustments.................. $    17,219   $     52,550
Unrealized gains on securities, net of taxes of
   $7,363 and $3,789, respectively........................      11,462          6,100
                                                           ------------  -------------
                                                           $    28,681   $     58,650
                                                           ============  =============

  Other Income, Net

  Other income, net consisted of the following (in thousands):

                                                                   Year Ended December 31,
                                                           ----------------------------------------
                                                               2001           2002          2003
                                                           ------------  -------------  -----------

Interest income........................................... $    67,332   $     58,348   $   52,052
Interest expense..........................................     (18,326)       (20,016)     (14,927)
Loss on early extinguishment of debt......................          --             --      (10,711)
Net gains on marketable investments.......................       3,399         12,420        6,737
Write-down of cost-method investments.....................      (3,073)        (9,990)      (3,350)
Other, net................................................      (3,130)        (2,287)      (1,368)
                                                           ------------  -------------  -----------
                                                           $    46,202   $     38,475   $   28,433
                                                           ============  =============  ===========

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

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the SEC Staff notified the Company and two of its officers of the SEC Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. No such enforcement action has been initiated, and no findings have been issued. The Company and its officers have filed submissions with the SEC in response to the SEC notices and the Company believes that these submissions contain numerous meritorious defenses to these allegations. As the Company disclosed during its earnings call on January 21, 2004, it appears that this matter may soon go before the SEC for a decision. If the SEC decides to pursue this matter, the Company expects that it will continue through its normal course of civil action.

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

  Lease Obligations

  During the year ended December 31, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24,873,000. The Company has recorded this arrangement as a capital lease, which represents a non-cash investing activity on the statement of cash flows for the year ended December 31, 2002. The lease requires monthly payments of $589,000, which includes both principal and interest, through December 31, 2005.

  As of December 31, 2003, the Company leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring between 2004 and 2005. Rent expense under operating leases for 2001, 2002 and 2003, was $122,677,000, $121,630,000 and $99,034,000, respectively.

  Future minimum lease payments under both operating and capital leases as of December 31, 2003, are as follows (in thousands):

                                                             Capital       Operating
Year Ending December 31,                                      Leases         Leases
---------------------------------------------------------- ------------  -------------
2004...................................................... $    12,619   $     69,750
2005......................................................       6,500         67,445
2006......................................................          --         65,452
2007......................................................          --         65,434
2008......................................................          --         65,301
2009 and thereafter.......................................          --        381,693
                                                           ------------  -------------
     Total minimum lease payments.........................      19,119   $    715,075
                                                                         =============
     Amounts representing interest........................        (987)
                                                           ------------
     Present value of minimum lease payments..............      18,132
     Less: capital lease obligations, short-term
        portion (included in accrued liabilities).........      11,841
                                                           ------------
     Capital lease obligations, long-term portion......... $     6,291
                                                           ============

  Operating lease commitments related to properties included in the 2002 and 2003 Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying consolidated balance sheet under the caption "Restructuring obligations." Please refer to Note 3 for further discussion of the Restructuring obligations, including a five-year summary of anticipated settlement dates of such obligations.

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

  The stock options cancelled had a weighted average exercise price of $34.63, with exercise prices ranging from $4.91 to $59.81 per share, and represented all stock options granted to the Company's CEO subsequent to October 29, 1998. The stock options cancelled had a fair value of $56,100,000 at the time of cancellation (stock options that were " in-the-money" at the time of cancellation represented $30,150,000, or 54%, of the total fair value at cancellation), as determined by the Black-Scholes option-pricing model. In determining the fair value of these stock options, the Company used the following weighted-average assumptions: (i) an expected remaining life of six years; (ii) a volatility of 50% during the expected life; (iii) a risk-free interest rate of 3.4%; and (iv) no dividends. The approach used to develop these weighted-average assumptions is the same as discussed in Note 1 under the Section "Stock-Based Compensation." Differences between average useful life and volatility assumptions for these stock options, as compared to assumptions disclosed elsewhere herein, primarily relate to differences in the characteristics of the stock options being valued.

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

  Stock Options Outstanding

  Combined plan activity for 2001, 2002 and 2003 is summarized as follows:

                                                                 Shares                   Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant      Shares    Price per Share
                                                              ------------ ------------ ---------------
   Balances, December 31, 2000............................... 131,725,771  175,782,702   $       21.59
     Additional shares authorized............................  77,998,826           --
     Options granted to employees............................ (94,402,370)  94,402,370   $       25.40
     Options granted to officers and directors............... (16,434,000)  16,434,000   $       31.05
     Options exercised.......................................          --  (20,597,487)  $        5.25
     Options forfeited/canceled upon termination.............  18,290,320  (18,817,823)  $       36.90
                                                              ------------ ------------ ---------------
   Balances, December 31, 2001............................... 117,178,547  247,203,762   $       23.81
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options forfeited/canceled upon termination.............  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances, December 31, 2002............................... 161,507,093  185,472,781   $       17.42
     Options granted to employees............................ (20,987,275)  20,987,275   $        9.20
     Options granted to officers and directors...............  (1,800,000)   1,800,000   $        8.63
     Options exercised.......................................          --  (10,746,800)  $        5.29
     Options forfeited/canceled upon termination.............  27,625,978  (27,660,441)  $       20.95
     Options cancelled by the Company's CEO..................  25,950,000  (25,950,000)  $       34.63
                                                              ------------ ------------ ---------------
   Balances, December 31, 2003............................... 192,295,796  143,902,815   $       13.20
                                                              ============ ============

  The following table summarizes information about the Company's stock options outstanding as of December 31, 2003:

                                         Options Outstanding                       Options Exercisable
                            ------------------------------------------------  ------------------------------
                                               Wtd. Avg.        Wtd. Avg.                       Wtd. Avg.
         Range of              Number         Remaining         Exercise         Number         Exercise
      Exercise Prices         of Shares      Life (Years)        Price          of Shares         Price
--------------------------  -------------    -------------  ----------------  -------------- ---------------
         $0.01  -   13.92     79,163,463              4.2    $         5.48      55,000,190   $        4.23
        $13.93  -   25.00     50,973,134              7.3    $        18.44      25,685,992   $       19.13
        $25.01  -   40.00     10,889,898              6.8    $        33.01       6,169,152   $       33.34
        $40.01  -   60.00      1,663,701              6.2    $        46.38       1,192,826   $       46.29
        $60.01  -   80.00      1,121,010              6.6    $        71.99         545,997   $       71.68
        $80.01  -  109.05         91,609              6.6    $        93.71          39,306   $       92.56
--------------------------  -------------    -------------  ----------------  -------------- ---------------
         $0.01  -  109.05    143,902,815              5.5    $        13.20      88,633,463   $       11.59
                            =============                                     ==============

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

  Employee Stock Purchase Plan

  The Company's 1996 Employee Stock Purchase Plan, as amended, (the "1996 Purchase Plan") provided for the issuance of up to a total of 13,600,000 shares of its common stock thereunder. The 1996 Purchase Plan was terminated on June 30, 2003, as all shares of common stock available under this plan were issued as of June 30, 2003. Prior to termination, the 1996 Purchase Plan permitted eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower.

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

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                        2001          2002         2003
                                                                                    ------------  ------------  -----------
Shares used in basic net income (loss) per share computation......................      457,031       475,617      491,961
Effect of dilutive potential common shares resulting from
   stock options and common stock warrants........................................       65,690            --           --
Effect of dilutive potential common shares resulting from
   common stock subject to repurchase.............................................          249            --           --
                                                                                    ------------  ------------  -----------
Shares used in diluted net income (loss) per share computation....................      522,970       475,617      491,961
                                                                                    ============  ============  ===========

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

  The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                                           Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                        2001          2002         2003
                                                                                    ------------  ------------  -----------
Stock options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period......................       59,504        99,537       68,466
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the Company
  reporting a net loss during the period..........................................           --        40,397       36,484
Weighted average shares issuable upon conversion of the convertible
  subordinated debentures.........................................................       12,867        12,867           --
                                                                                    ------------  ------------  -----------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation....................................................       72,371       152,801      104,950
                                                                                    ============  ============  ===========

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

  As discussed in Note 6, the Company redeemed the Debentures on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore are not potentially dilutive as of December 31, 2003.

  Income Taxes

  Income (loss) before tax expense (benefit) includes income from foreign operations of approximately $145,340,000, $24,429,000 and $4,500,000 for 2001, 2002 and 2003, respectively. The components of income tax expense (benefit) for 2001, 2002 and 2003 are as follows (in thousands):

                                                                            December 31,
                                                            --------------------------------------------
                                                                 2001           2002           2003
                                                            -------------- -------------- --------------
 Current:                                                    (as restated)  (as restated)  (as restated)
   Federal................................................. $      48,626  $       9,322  $       5,297
   State...................................................        19,047          1,772          1,198
   Foreign.................................................        39,672         19,254          7,044
                                                            -------------- -------------- --------------
     Total current.........................................       107,345         30,348         13,539
 Deferred:
   Federal.................................................        11,756        (33,695)        (7,791)
   State...................................................       (20,887)       (12,859)        (9,376)
   Foreign.................................................        (4,549)        (5,139)          (103)
                                                            -------------- -------------- --------------
     Total deferred........................................       (13,680)       (51,693)       (17,270)

 Charge in lieu of taxes attributable
   to employer's stock option plans........................        53,800             --             --
                                                            -------------- -------------- --------------
     Total income tax expense (benefit).................... $     147,465  $     (21,345) $      (3,731)
                                                            ============== ============== ==============

  The differences between the income tax expense (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax expense (benefit) for 2001, 2002 and 2003 are as follows:

                                                                            December 31,
                                                             --------------------------------------------
                                                                 2001           2002            2003
                                                             -------------- -------------- --------------
                                                             (as restated)  (as restated)  (as restated)
  Expected income tax expense (benefit)....................          35.0%        (35.0)%        (35.0)%
  State income taxes (benefit), net of federal tax benefit.           4.4%        (11.3)%        (45.2)%
  Research and development credit..........................          (1.3)%         (3.4)%        (24.0)%
  Deferred compensation....................................           0.4%          1.9%          4.4%
  Meals and entertainment..................................           0.5%          3.2%         12.2%
  Foreign rate differential................................          (3.0)%          7.6%         45.2%
  Other, net...............................................           1.0%          1.5%          0.6%
                                                             -------------- -------------- --------------
    Total income tax expense (benefit).....................          37.0%        (35.5)%        (41.8)%
                                                             ============== ============== ==============

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

                                                                     December 31,
                                                            -----------------------------
                                                                 2002           2003
                                                            -------------- --------------
 Deferred tax assets:                                        (as restated)  (as restated)
   Allowance for doubtful accounts and returns............. $      13,823  $      12,633
   Accruals and reserves, not currently deducted
     for tax purposes......................................        70,776         87,241
   Tax credit carryforwards................................        97,326        109,591
   Net operating loss carryforward.........................       570,192        602,101
   Depreciation and amortization...........................        44,521         41,462
   Other...................................................        12,219          5,036
                                                            -------------- --------------
     Deferred tax assets...................................       808,857        858,064
                                                            -------------- --------------
 Deferred tax liabilities:
   Unrealized gain on investments..........................        (4,470)        (2,306)
                                                            -------------- --------------
     Deferred tax liabilities..............................        (4,470)        (2,306)
                                                            -------------- --------------
 Valuation allowance.......................................      (660,826)      (691,997)
                                                            -------------- --------------

       Net deferred tax assets............................. $     143,561  $     163,761
                                                            ============== ==============

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

  The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the United States. As of December 31, 2003, the Company has unrecognized deferred tax liabilities of approximately $67,000,000 related to approximately $179,000,000 of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely invested in operations outside the U.S., as the Company intends to utilize these amounts to fund future expansion of its international operations.

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

            United                 Asia       Canada and
  Year      States     Europe     Pacific   Latin America      Totals
 ------- ----------- ---------- ---------- ---------------  -----------
   2001  $1,246,453  $ 626,567  $ 120,951  $       90,625   $2,084,596
   2002   1,016,109    459,985     89,429          69,784    1,635,307
   2003     787,704    418,129    104,126          44,269    1,354,228

  International software license revenues for 2001, 2002 and 2003 were $479,335,000, $290,799,000 and $240,261,000, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  Prior to 2003, the Company did not measure the performance of its individual software applications for internal management reporting purposes. The following is a summary of our software license revenues by product, in terms of absolute dollars and as a percentage of total software license revenues, for 2003 (in thousands, except percentages):

Software license revenue by product:
   CRM solutions................................  $ 366,073     76%
   Analytics....................................     77,291     16
   Employee relationship management ("ERM").....     18,149      4
   UAN and business integration applications....     20,761      4
                                                  ----------  -------
        Total...................................  $ 482,274    100%
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

  The following is a summary of the Company's service revenues, by service offering, for 2001, 2002 and 2003 (in thousands):

                                                                  Year Ended December 31,
                                                        ----------------------------------------------
                                                             2001            2002            2003
                                                        --------------  --------------  --------------
Professional services, maintenance and other revenues:
  Maintenance.......................................... $   352,763     $   422,502     $   449,345
  Professional services and other......................     666,215         512,461         422,609
                                                        --------------  --------------  --------------
      Total............................................ $ 1,018,978     $   934,963     $   871,954
                                                        ==============  ==============  ==============

  No single customer has accounted for 10% or more of total revenues in 2001, 2002 or 2003.

  Selected Quarterly Financial Data (unaudited)

  The unaudited quarterly results presented below for 2002 and 2003 have been restated to reflect the correction of the Company's method of accounting for certain of its facility leases with fixed escalations of rent payments. Please refer to Note 2 for further discussion of the restatement. The following table presents selected quarterly information for 2002 and 2003, as restated (in thousands, except share data):

                                                          First         Second          Third         Fourth
                                                         quarter        quarter        quarter        quarter
                                                     -------------- -------------- -------------- --------------
  2002:                                               (as restated)  (as restated)  (as restated)  (as restated)
  Total revenues.................................... $     477,847  $     405,562  $     357,162  $     394,736
  Gross margin (1)..................................       340,980        274,416        206,752        248,609
  Net income (loss) (2).............................        63,925         28,172        (91,153)       (39,751)
  Diluted net income (loss) per share (3)...........          0.12           0.05          (0.19)         (0.08)
  Basic net income (loss) per share (3).............          0.14           0.06          (0.19)         (0.08)

  2003:
  Total revenues.................................... $     332,755  $     333,299  $     321,432  $     366,742
  Gross margin......................................       201,962        202,359        194,407        247,137
  Net income (loss) (4).............................         3,768          9,009        (58,701)        40,733
  Diluted net income (loss) per share (5)...........          0.01           0.02          (0.12)          0.07
  Basic net income (loss) per share (5).............          0.01           0.02          (0.12)          0.08

    During the third quarter of 2002, the Company's gross margin has been reduced by $14,119,000 related to a compensation charge incurred in connection with the Option Repurchase.

    Net income for the third quarter of 2002 has been reduced by a charge of $106,049,000 related to the 2002 Restructuring and a compensation charge of $54,879,000 related to the Option Repurchase. On an after-tax basis, these charges reduced net income by $102,994,000 during the third quarter of 2002. Included in operating expenses for the fourth quarter of 2002 is a charge of $96,349,000 related to the 2002 Restructuring. On an after-tax basis, these charges reduced net income by $61,663,000 during the fourth quarter of 2002.

    The Company's diluted and basic loss per share data includes an impact of $0.22 and $0.13 per share during the third and fourth quarters of 2002, respectively, related to the 2002 Restructuring and Option Repurchase.

    The Company's pre-tax loss for the third quarter of 2003 includes the following charges: (i) a charge of $105,282,000 related to the 2003 Restructuring ($102,833,000 of Restructuring and related expenses and $2,449,000 related to an asset impairment) and (ii) a charge of $10,711,000 related to the Company's repurchase of its convertible subordinated debentures. On an after-tax basis, these charges reduced net income by $74,236,000 during the third quarter of 2003. The Company's pre-tax loss for the fourth quarter of 2003 includes a charge of $5,312,000 related to IPR&D. On an after-tax basis, these charges reduced net income by $3,400,000 during the fourth quarter of 2003.

    The Company's diluted and basic loss per share data includes an impact of $0.15 and $0.01 per share during the third and fourth quarters of 2003, respectively, related to the charges described in item number four above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: February 11, 2005 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the follow persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/J. Michael Lawrie J. Michael Lawrie	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2005
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2005
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman	February 11, 2005
/s/ Patricia A. House Patricia A. House	Vice Chairman	February 11, 2005
/s/ James C. Gaither James C. Gaither	Director	February 11, 2005
/s/ C. Scott Hartz C. Scott Hartz	Director	February 11, 2005
/s/ Marc F. Racicot Marc F. Racicot	Director	February 11, 2005
/s/ George T. Shaheen George T. Shaheen	Director	February 11, 2005
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	February 11, 2005
/s/ John W. White John W. White	Director	February 11, 2005