Form 10-K
period 2004-12-31
SIEBEL SYSTEMS INC
filed 2005-03-11
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sale price of the Registrant's Common Stock on June 30, 2004, as reported on the NASDAQ stock market was approximately $4,577.2 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, par value $0.001 per share, as of February 28, 2005 was 514.8 milion.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed by April 30, 2005.

The statements contained in this annual report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses, restructuring and other expenses and customer demand, statements regarding the development, deployment and potential benefits of our products, and statements regarding relationships with, and reliance on, third parties. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this annual report.

PART I

Item 1. Business

Overview

Siebel Systems, Inc. is a leading provider of business applications software for the front office. We consider the front office to include those areas of business activity that involve customer interactions, such as sales, marketing and service. Over the next decade, we believe that organizations will focus on the front office as they strive to improve productivity and profitability with high-quality, differentiated customer experiences. Since our incorporation in 1993, we have been developing technology and building products to improve efficiency and productivity in the front office. As of today, we estimate that we have more than 2.9 million users of our software solutions, which we believe well exceeds that of our closest competitors. Meeting organizations' front-office requirements is both our heritage and our domain of expertise.

We are principally engaged in the design, development, marketing, sale and support of our front-office business applications. A majority of our revenues are currently derived from perpetual licenses of our software products, the related professional services, such as training and implementation, and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services. Payment terms for our arrangements are negotiated with our customers and are based on a variety of factors, including the customer's credit standing and our history with the customer.

Siebel Business Applications—our comprehensive family of front-office business applications—are designed to help organizations better manage their customer, partner and employee relationships, analyze critical customer data, and execute customer-focused business processes. Our applications are designed to support these critical tasks while meeting the information technology requirements of any kind of organization, any type of user and any budget. Siebel Business Applications can be installed on premise, delivered as a hosted service over the Internet, or deployed as a combination of the two.

A substantial portion of our front-office business applications is focused on the customer relationship management, or CRM, market. CRM is an integrated approach to identifying, acquiring and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. Our sales, service and marketing applications are designed to help organizations perform and coordinate these operations across multiple communication channels (such as the Internet, telephone, fax, email, and in person) and different lines of business, while providing their customers with a single, consistently high standard of service. The partner relationship management component of our CRM applications is designed to help an organization work collaboratively with its partners and resellers in one comprehensive information system in order to increase revenues, drive customer satisfaction and reduce partnership management costs.

We believe that CRM is a business strategy and not just software. Specifically, we believe that CRM is about the combination of technology, methods and practices that drive tangible results. Accordingly, during 2004 we began broadening our view of the front office to address requirements that extend beyond traditional CRM applications and renewed our focus on delivering a comprehensive set of software, services and support that can drive business outcomes. We are dedicated to helping organizations of all sizes optimize their systems, processes, people and partners around the customer, leading to superior business outcomes and improved customer experiences.

In this regard, we have been expanding the breadth of our products to include customer and business intelligence applications (also known as analytics), customer data integration solutions, and a deeper set of service offerings to assist our customers in maximizing the value received from our products. Specifically, our customer and business intelligence applications assist customers in analyzing large volumes of corporate data quickly and easily. These customer and business intelligence applications can access and aggregate information contained in systems across the enterprise—including financial management, human resources and supply chain systems—to help managers and front-line employees make informed decisions. These applications enable organizations to deepen their understanding of customer needs, fine tune product and promotional offerings, improve pipeline visibility and forecast accuracy, enhance channel performance and resource allocation, and better monitor and manage overall business performance.

Our customer data integration (CDI) solutions enable organizations to more fully leverage the value of their corporate information by allowing them to share data and processes among different software applications. Siebel Universal Customer Master, one of our CDI solutions, unifies data across multiple business units and functionally disparate systems, providing a single, authoritative source of customer information. Universal Application Network (UAN), another CDI solution, enables organizations to deploy business processes that require the coordination of data across multiple applications.

In October 2003, we launched Siebel CRM OnDemand, a solution that offers CRM and analytics functionality as a service available over the Internet. In the first quarter of 2004, we expanded our OnDemand offerings with the purchase of Ineto Services, Inc. and subsequent rebranding of their product as Siebel Contact OnDemand. Siebel Contact OnDemand offers our call center functionality as a service over the Internet, thereby eliminating the need for customers to buy and integrate complex telephony hardware and software. Our OnDemand offerings integrate with the on-premise Siebel Application Suite, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

Siebel Services, our professional services organization, provides (i) implementation services (i.e., assistance with the integration of our software with other software and hardware applications), (ii) change management services (i.e., end user adoption consulting and training services for our customers regarding how to better use our software), (iii) testing and managed services (i.e., assistance with operating, maintaining, testing and optimizing our applications) and (iv) technical support and customer care services. Siebel Services has significant product and implementation expertise and is committed to supporting customers and systems integrators throughout every phase of their adoption and use of Siebel Business Applications. Substantially all of our professional service arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year.

Siebel Business Applications are complemented by the products and services of members of the Siebel Alliance Program, which include industry-leading consulting, platform, software and content providers. This global network of alliances helps ensure that the members of our Alliance Program and Siebel can continue to support our customers' rapidly evolving technology and business requirements.

We believe that providers of front-office products have historically been focused on delivering technology rather than the entire customer solution. During 2004, we recommitted ourselves to providing both a high-quality technology solution and sufficient guidance to help our customers maximize the value they receive from that technology. In executing this renewed commitment to our customers, we have expanded and continue to expand our products, industry solutions, services and delivery options. For example, we have:

  Deepened our horizontal, cross-industry product set with key new offerings such as Siebel Customer Order Management and Siebel Incentive Compensation;
  Expanded our business analytics offerings through the introduction of many new enterprise analytic applications in four main areas: (i) customer analytics, (ii) financial analytics, (iii) workforce/employee performance management analytics, and (iv) supply chain and supplier analytics;
  Broadened our industry-specific solutions through our recent acquisition of Eontec Limited, which expanded our retail banking offerings;
  Expanded our CDI solutions, including the expansion of solutions based on Universal Application Network and Siebel Universal Customer Master;
  Increased our delivery options, including packaged applications for the enterprise and small businesses and the continued development of our fast-growing Siebel CRM OnDemand and Siebel Contact OnDemand offerings;
  Entered the small and medium-sized business market, a new initiative announced during the fourth quarter of 2004 that we believe is a key component of our growth strategy;
  Entered the custom-built solutions market, including developing new initiatives to provide custom solutions built on proven Siebel technology and leveraging our front-office expertise;
  Expanded our global footprint, including a strengthened commitment to China, India and other Asian markets, and the opening of a new Moscow office; and
  Increased our service offerings focus to better enable our customers to achieve measurable business results from their front-office investments.

Products

By streamlining processes and providing sales, marketing and service personnel with more complete customer information, Siebel Business Applications enable organizations to establish more profitable customer relationships and decrease operating costs. For example:

  Sales organizations can shorten the sales cycle and increase key sales performance metrics such as revenue per sales representative, average order size and revenue per customer;

  Marketing organizations can increase campaign response rates and marketing-driven revenue while simultaneously decreasing lead generation and customer acquisition costs;

  Customer service organizations can increase service agent productivity and customer retention while decreasing service costs, response times and request resolution times; and

  Enterprises can analyze customer and other information to uncover problems and opportunities, and then make fact-based decisions to improve company performance.

 The following table sets forth the individual solutions within our front-office product suite:

Siebel Business Applications

Siebel Application Suite
CRM Solutions:
       Cross-Industry CRM Solutions
       Industry-Specific CRM Solutions
Siebel Business Analytics
Customer Data Integration Solutions:
       Siebel Universal Customer Master
       Universal Application Network

Siebel CRM OnDemand (Hosted Solutions) CRM Solutions: Cross-Industry CRM Solutions Industry-Specific CRM Solutions Siebel Business Analytics

Siebel Application Suite

The Siebel Application Suite is a suite of business software applications designed to help companies improve their ability to acquire, serve and retain customers. Specifically, we believe our Siebel Application Suite enables the companies we serve to improve employee productivity, improve customer service and increase customer satisfaction. The Siebel Application Suite can be deployed on a wide variety of computer hardware and operating systems.

The Siebel Application Suite consists of the following solutions:

CRM Solutions

Our CRM Solutions enable organizations to manage and coordinate customer interactions across multiple channels, departments, lines of business and geographies. We believe our CRM Solutions help organizations maximize the value of customer interactions, whether the interaction involves acquiring a new customer or servicing an existing customer, and ultimately drive increased customer satisfaction and improved corporate performance.

We offer cross-industry and industry-specific versions of our CRM Solutions. The following is a brief summary of each of these applications:

Cross-Industry CRM Solutions

Our Cross-Industry CRM Solutions consist of software applications designed to facilitate sales, marketing and service at any company in any industry. The following is a description of the major products included in our Cross-Industry CRM Solutions:

  Siebel Sales enables organizations to grow revenues more quickly, predictably and profitably by helping them identify and effectively pursue their highest-priority sales opportunities.

  Siebel Marketing enables organizations to more effectively and efficiently acquire, retain and develop customer relationships. Siebel Marketing enables organizations to (i) improve marketing effectiveness and efficiency by allowing marketers to tailor communications to customer preferences and needs, (ii) automate previously manual processes, and (iii) measure the effectiveness of their programs so that they can invest marketing dollars more wisely. Siebel Marketing is used by companies that market to consumers and businesses through direct and indirect channels.

  Siebel Service enables service organizations to improve the productivity and effectiveness of their service representatives and field service professionals, increase revenue and enhance customer satisfaction. The application supports problem resolution with wireless messaging, call handling, schedule optimization, shipping, receiving, parts logistics, inventory management and invoicing functionality. It is fully integrated with all Siebel applications and can be integrated with existing third-party applications and legacy systems to provide service organizations with a multichannel service solution.

  Siebel Call Center combines Siebel Sales and Siebel Service functionality, helping call center agents better manage interactions across the sales and service departments of an organization and enabling customer self-service. By providing a common, comprehensive resource for responding to sales and service calls, Siebel Call Center increases call center agent productivity and eliminates the need to use multiple software applications during a typical call. Our patented computer telephony integration solution, through which the computer controls the functionality of the telephone system, makes it easy for an organization utilizing Siebel Call Center to (i) establish call center agent profiles, which assists in determining the best agent to communicate with the customer; and (ii) integrate our call center solutions with third-party telephony integration middleware solutions, which provide assistance in routing the customer to the appropriate call center agent.

  Siebel Partner Relationship Management, or PRM, enables organizations to manage their relationships with business partners, such as distributors, resellers, agents, brokers and dealers. Siebel PRM automates the interactions between organizations and their partners, making it easier to collaborate with partners for sales, service and marketing, while orchestrating channel operations on a global basis.

  Siebel Customer Order Management enables companies to more effectively manage product, pricing and order information by enabling three key business process areas:

    Product and Catalog Management, which provides a comprehensive product catalog, search capability, and product configuration capability;

    Pricing and Contract Management, which ensures consistent pricing across the organization and eases the burden and expense of adapting pricing to changing market conditions or customer contracts; and

    Quote to Order Life Cycle Management, which ensures that orders are accurate, complete and valid.

  Siebel Incentive Compensation Management supports a broad spectrum of incentive compensation management—from compensation program design through reporting—allowing companies to dynamically develop, administer, manage, communicate and pay on their compensation plans effectively. Our incentive compensation management solution supports complex legacy incentive compensation plans, enables organizations to model new plans, links compensation plans across multiple lines of business, and reduces the cost and number of resources required for plan administration. Further, this solution delivers Modeling and Forecasting, Administration, Analytics and Assessment, and Communication and Governance functionality, providing a complete solution that is integrated with other key sales disciplines supported by other Siebel Business Applications.

  Siebel Self-Service and eBilling solutions enable organizations to address their customers' billing and account-related inquiries through the lower-cost online self-service channel. For many industries, we believe that these transactions can constitute more than 50% of all contact center call volume. Siebel Self-Service and eBilling solutions enable an organization's clients to easily manage their accounts, research product and service offerings, capture new service orders, review bills and statements, initiate and track payments and resolve service issues online from the organization's web site. Our solutions can help organizations improve the quality of customer care, reduce support costs, accelerate cash collection and reduce customer turnover.

Industry-Specific CRM Solutions

We believe we are a leading provider of CRM software applications due in part to our recognition that each industry has different business processes, competitive challenges and information systems requirements that cannot be addressed with a "one size fits all" approach. Accordingly, we offer the Siebel Application Suite in a wide range of industry-specific versions, designed to meet each industry's unique requirements. Our industry solutions contain embedded "best practices" for key business processes for that industry.

Our industry solutions currently span 23 different industries and are grouped into five major industry sectors as follows:

Manufacturing and Distribution Automotive Complex Manufacturing High Technology Oil, Gas and Chemicals Consumer Goods Retail Travel Transportation Hospitality	Communications, Media and Energy Wireless Wireline Media Energy Utilities
Financial Services Institutional Finance Retail Finance Insurance Healthcare	Life Sciences Clinical Medical Products Pharmaceuticals
Public Sector Government Homeland Security

Siebel Business Analytics

Siebel Business Analytics is a suite of customer and business intelligence applications that enable organizations to analyze current and historical information to gain insights about problems or opportunities, make fact-based decisions, and take action to improve the organization's performance. Specifically, organizations can combine information from their sales, marketing, service, supply chain, financial and human resources systems, as well as other corporate information, into an integrated view of their business operations. Siebel Business Analytics helps organizations efficiently and effectively use the data collected in Siebel Business Applications, as well as data stored in other internal or external sources, such as data warehouses or other software applications. Information can include the results of automated analysis such as data mining and can be presented in the form of standard or customized reports and triggered alerts, or can be displayed in other software applications such as the customer profile screen that a call center agent uses when interacting with a customer.

The general functionality of Siebel Business Analytics includes (i) combining historical and current information from a variety of sources, (ii) delivering necessary information to any and all employees tailored to each user's needs, (iii) providing information that can be quickly and easily explored in detail, and (iv) enabling automated analysis of volumes of data.

Customer Data Integration Solutions

Historically, companies have found it difficult to share data created by or stored in different software applications or to link multiple applications together to create processes that work easily across different corporate functions and groups, such as sales and manufacturing. Making data available from one application to another, as well as connecting multiple applications together to create coordinated processes, is known as "integration." Integration efforts have typically required significant time and expense, which can be increased further by custom integrations (integrations unique to each customer that are implemented one at a time). Our CDI solutions are designed to improve an organization's ability to share data and link multiple applications and to reduce the cost and expense of integration. The following summarizes the key components of our CDI solutions:

Siebel Universal Customer Master

Customer information can often be duplicated, fragmented and inaccurate across business units and communication channels, resulting in poor decision-making, low customer satisfaction, high data management costs and an inability to comply with privacy and regulatory requirements.

Siebel Universal Customer Master, or Siebel UCM, is a software application that enables organizations to create and maintain unique, complete and accurate customer information and distribute that information to other business applications and systems. This helps ensure that no matter where or how customer information is used in the organization, it reflects the most accurate information available. In addition to customer information, Siebel UCM provides additional modules that enable organizations to achieve unique, complete and accurate information regarding products, service requests, marketing campaigns and sales activities.

Universal Application Network

Universal Application Network, or UAN, is a CDI solution developed with other leading technology companies that is designed to minimize the customization required for integration. UAN is a design and set of technical standards for data and process integration that is supported by leading integration consultants and providers of integration servers, including BEA Systems, IBM, Microsoft, SeeBeyond, Tibco, Vitria and webMethods. Based on XML and Web Services standards, UAN includes an industry-standard specification for defining business processes that is supported by these leading providers. UAN provides prebuilt data and process integration across multiple applications, eliminating the custom development associated with traditional integration approaches, thereby reducing the risk, cost and time of integration.

Siebel CRM OnDemand

Siebel CRM OnDemand is a hosted software service designed to allow companies to adopt CRM and business analytics software solutions quickly, easily and in a cost-effective manner. Siebel CRM OnDemand offers a standard range of sales, marketing and service software functionality, along with certain analytics functionality, to organizations interested in a software application delivered as an online service. In 2004, we introduced several industry-specific versions of Siebel CRM OnDemand. Siebel CRM OnDemand software is installed and operates on the servers of a third-party hosting provider, which maintains the software and the servers, and delivers the functionality to the customer over the Internet.

Please refer to Note 12 to the accompanying consolidated financial statements for a summary of our software license revenues by software product and our total revenues by geographic region.

Product Development Expense

We continue to invest in research and development in order to expand the technological, functional and industry-specific breadth and depth of our applications. From 2002 to 2004, we invested nearly $1 billion—approximately $368.4 million, $310.7 million, and $299.1 million during 2002, 2003 and 2004, respectively—in product development. As a result of these investments, during 2004 we introduced Siebel 7.7; industry-specific versions of Siebel CRM OnDemand for the financial services, high technology, life sciences and automotive industries; and an expanded suite of our business analytics products, including new enterprise analytic applications in four main areas: (i) customer analytics, (ii) financial analytics, (iii) workforce/employee performance management analytics and (iv) supply chain and supplier analytics.

We currently expect that most of our development of new products and enhancements to existing and future products will be developed internally, with selective acquisitions to complement and supplement our product development pipeline when deemed prudent. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products. Please refer to "Risk Factors—We may not be able to protect our proprietary information" for further discussion of proprietary rights and intellectual property.

Our product development efforts to date have resulted in leading front-office software applications, and we believe that our current and future product development efforts will continue to yield leading software applications. There are risks associated with the development of software applications, which are discussed further in the section entitled "Risk Factors" in this annual report. Please refer to "Risk Factors—Software errors or defects in our products could reduce revenues" and "Risk Factors—Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs" for further discussion of risks associated with product development.

Siebel Services

We provide a wide range of professional services to our customers through our worldwide services organization. Siebel Services, comprised of more than 1,900 professionals, supports customers through every phase of their Siebel Business Applications project—from strategic planning and solution design to building and optimizing their Siebel applications. With its unique access to Siebel Product Marketing and Engineering, Siebel Services offers in-depth product knowledge and industry-specific expertise. Siebel Services is focused on helping ensure successful customer outcomes. We believe that there are four critical success factors in achieving successful customer outcomes using front-office solutions: (i) strategy and governance, (ii) process, (iii) data quality, and (iv) change management.

With these factors in mind, Siebel Services has developed a six-stage framework called the Customer Experience Blueprint, which provides (i) recommendations to our customers regarding the areas of their businesses on which they should focus and (ii) a sequence of six logical stages to organize their implementation efforts, both of which we believe will help ensure more successful customer outcomes.

Specifically, in order to enable our customers to achieve successful outcomes, we believe that our customers should focus on the following areas of their businesses:

  People—relevant aspects of people who influence the customer experience and the organizations in which they work, including job descriptions, performance management and cultural elements;
  Process—the steps that organizations use to interact with customers in either full-, self- or semi-directed service modes; and
  Technology—including hardware and software components, middleware, system architecture and data strategy.

In addition, as part of our Customer Experience Blueprint, we have defined the following six stages for our customers' implementation efforts:

  Understand stage—in which clients develop a consensus-based understanding of their current business and competitive position, including metrics on current performance;
  Envision stage—in which clients develop a consensus-based vision of their desired future state, including a customer strategy, tactics to achieve this strategy and target metrics to guide efforts;
  Define stage—in which an overall solution is defined that encompasses the critical areas of the customer's business (i.e., the people, processes and technology), and an implementation plan is developed to build this solution, with a goal of achieving the future state as defined by target metrics within the constraints of budgetary and business needs;
  Build and Deliver stage—in which the entire solution is built, tested, validated and delivered to the business;
  Confirm stage—in which the key stakeholders in the business confirm that the solution, as delivered, has achieved the intended business results; and
  Operate and Optimize stage—in which the business reviews the solution to consider ways to extend and optimize the solution in an effort to build upon the success achieved in earlier stages.

We offer a full range of end-to-end services that are consistent with the Customer Experience Blueprint, including:

Implementation Services

While our customers frequently rely on third-party systems integrators for the majority of their implementation services, Siebel Services often provides a portion of the implementation services to help mitigate risk and ensure project success. Siebel Services collaborates with leading systems integrators through the Siebel Alliance Program to address our customers' business and technology needs. We have aligned and will continue to refine our services and methods so that we can work with customers during each stage of the Customer Experience Blueprint framework to define their business objectives, monitor their progress and realize their desired business outcomes.

Technical Account Managers serve as the customer's technology advocate throughout the project by sharing their experience in management, design, development and deployment. Siebel Expert Services help mitigate project risk by delivering technical implementation audits and reviews throughout the project. Siebel Certified Consultants offer product- and industry-specific expertise to help organizations define and implement best practices and business processes for Siebel Business Applications, consistent with the Customer Experience Blueprint.

Change Management Services

To help our customers successfully deploy Siebel technology and derive increased value from their investment, Siebel Services offers a comprehensive set of change management services. These services—including organizational change consulting and technical, end user and sales methodology training—guide customer organizations through their desired transformation by helping them identify their business goals and use Siebel software to achieve those goals. Technical Training helps customers develop technical proficiency in installing, configuring and administering Siebel applications, whereas End User Training helps customers learn and master new processes and software functionality. Sales Methodology Training helps customers improve their overall sales effectiveness through the deployment of leading-edge sales, planning and partner methodologies.

Testing and Managed Services

Siebel Services offers a prepackaged set of testing and managed services to help customers operate, maintain, test and optimize their Siebel solutions efficiently and cost-effectively. These services deliver to the end user the systems and business support that our customers need to minimize project risk and maximize returns on their Siebel investment.

Customer Care and Technical Support Services

Our end-to-end customer care begins before a sale is made and continues throughout implementation and deployment. Executive sponsorship, implementation effectiveness reviews, satisfaction surveys, global support programs and rigorous management of customer satisfaction are key elements of our customer care process.

Our Technical Support Organization offers a comprehensive suite of global support programs designed to ensure implementation success and customer satisfaction. Siebel delivers technical support, which we refer to as maintenance, from 12 support centers around the world, where technical support engineers deliver responsive and accurate resolution of service requests via the Internet, email and telephone.

Marketing and Sales

Our sales, marketing and service professionals are located in 32 countries, with 36 offices in the United States and 50 offices outside of the United States. Our ability to achieve our revenue objectives will depend in large part on how successfully we recruit, train and retain sufficient direct sales, marketing and technical and professional services personnel and how well we establish and maintain relationships with our strategic alliance partners. In addition, our first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures have historically tended to be lower in an organization's first quarter than in its fourth quarter. Please refer to "Seasonality" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion.

Our marketing and sales strategy is composed of the following key elements: (i) maintain and extend advanced technology position, (ii) develop and maintain strategic alliances globally, (iii) support successful customer implementations, (iv) expand global capabilities, and (v) focus on small and medium-sized businesses. The following is a discussion of each of these elements:

Maintain and Extend Advanced Technology Position

We offer what we believe to be the industry's most comprehensive family of multichannel business applications, enabling organizations to sell to, market to and service customers across multiple channels and lines of business. Siebel Business Applications enable organizations to manage, synchronize and coordinate each customer interaction. Utilizing advanced information technology, Siebel Business Applications are built on a component-based architecture that provides a broad range of functionality for business applications deployments.

We intend to continue investing substantial resources in technological research and development. Our current technological research and development efforts include:

  Product Footprint: During 2004, we acquired two companies—Eontec Limited and Ineto Services, Inc.—and in January 2005 acquired a third company—edocs, Inc.—as part of our continued effort to expand our product footprint and enhance the features and functionality of Siebel Business Applications. These acquisitions add significant breadth and depth to our front-office solutions. We also continue to internally develop new and enhanced functionality for our core CRM, customer and business intelligence and CDI solutions.

  Siebel CRM OnDemand and Siebel Contact OnDemand: We continue to expand our product investment into and marketing of Siebel CRM OnDemand. As part of this strategy, we acquired Ineto Services, Inc., a leader in delivering hosted contact center solutions, which we rebranded as Siebel Contact OnDemand. Siebel Contact OnDemand eliminates the need for customers to buy and integrate complex telephony hardware and software, thereby enabling companies of any size to deploy a contact center to anyone, anywhere, with a telephone, an Internet browser and a high-speed Internet connection at a fraction of traditional costs.

  Business Process Computing: We have developed a library of common and industry-specific business processes based on our experiences working with customers.  These processes are embedded in our application software, allowing for quicker and lower-cost deployment of Siebel applications.  We have enhanced this library to include executable processes that extend the business processes to non-Siebel applications, allowing customers to easily automate and execute business processes that span multiple applications.

  Smart Web Architecture: The Siebel Smart Web Architecture is a three-tier architecture that offers a browser-based web client with levels of interactivity traditionally available only in Microsoft Windows applications. With Siebel Smart Web Architecture, organizations can experience the cost savings associated with administering a web client that provides a rich, interactive, and productive end user experience without requiring installation time or expense. We intend to continue to enhance the current architecture and invest in the development of new J2EE and ..NET components. Specifically, we are building native J2EE and .NET components that utilize our meta data repository, enabling organizations to take advantage of the services made available by the underlying technology platforms. We believe this strategy will enable our customers to further lower their total cost of ownership by leveraging their knowledge and investment in J2EE and .NET technologies.

  Full Life Cycle Management to Reduce Total Cost of Ownership: Our technology makes it easier for organizations to manage the full Siebel application deployment life cycle, thereby lowering the application's total cost of ownership. The Siebel Smart Web Architecture allows organizations to configure their Siebel Business Applications once and then deploy that same configuration to all users. Once an organization modifies the underlying objects, the modifications can operate automatically across numerous types of client computing devices.

  Our technology is designed to enhance usability, provide significant cost savings in deployment and implementation, and ensure consistency across customer-facing channels. In addition, automatic application upgrades and remote software distribution help reduce the total cost of ownership associated with deploying Siebel Business Applications and help ensure the success of the deployment.

  We continue to invest in improvements to the Siebel Smart Web Architecture to further reduce the total cost of ownership for Siebel deployments. These improvements include simplifying the initial deployment and ongoing operations, reducing the effort and time required to implement and test customizations, and simplifying the process of upgrading from previous versions of our software applications.

  Global Deployment Support: Siebel Business Applications support global deployments, including most major European and Asian languages. Siebel Business Applications support single-byte, double-byte and unicode character sets, multilingual data, multiple currencies, automatic currency conversions (including the EMU standards for supporting the euro) and provide real-time interfaces to accept new exchange rates from leading online services.

  Siebel Business Applications provide support for multiple organizations, allowing companies to define different organizational structures to manage data visibility, security and business processes across both centralized and decentralized deployment locations. We continue to expand the capabilities of previous releases with significant enhancements in the areas of installation and localization, resulting in decreased deployment and maintenance costs for global organizations.

Develop and Maintain Strategic Alliances Globally

We recognize the power and value of strategic alliances. One of our core competencies is our ability to develop and maintain long-term strategic relationships with some of the largest and most influential corporations in the technology marketplace, including Accenture, Capgemini, Deloitte Consulting, EDS, Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Through the Siebel Alliances Program, these global alliances with industry leaders help ensure that we deliver solutions that meet our global customers' front-office requirements.

As of December 31, 2004, members of the Siebel Alliance Program include the following industry leaders:

Software and Content	System Integrator	Platform

BMC Software, Inc.
BT plc
Cisco Systems, Inc.
Concord Communications, Inc.
D & B, Inc.
Empirix, Inc.
Genesys Telecommunications
      Laboratories, Inc.
IBM Corporation
Mercury Interactive Corporation
Portal Software, Inc.
Quest Software, Inc.
TIBCO Software Corporation
VERITAS Software Corporation

Accenture LTD
BearingPoint, Inc.
Capgemini
Deloitte Consulting
Electronic Data Systems Corporation
Extraprise Group, Inc.
IBM Corporation
Itochu Techno-Science Corporation
TeleAp S.p.A.
T-Systems Nova GmbH
Unisys Corporation

Citrix Systems, Inc. Hewlett-Packard Company IBM Corporation Intel Corporation Microsoft Corporation Pitney Bowes, Inc. Sun Microsystems, Inc. Teradata Unisys Corporation

In addition, we have alliances with more than 200 hardware, software, support, integration and training providers to help ensure the successful deployment of Siebel Business Applications across the globe.

Support Successful Customer Implementations

Our success depends on our customers' successful implementations of Siebel Business Applications. To this end, we actively support our customers' deployment efforts by providing Internet and telephone technical support and comprehensive instructor-led training, and by assigning to each customer an account management team that consists of a sales representative, a technical account manager and an executive sponsor.

Expand Global Capabilities

We currently have offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Columbia, the Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Norway, Portugal, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Kingdom and the United States, and we have introduced localized versions of Siebel Business Applications for major European and Asian markets. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

International license revenues for 2002, 2003 and 2004 were $290.8 million, $240.3 million and $223.0 million, respectively, representing 42%, 50% and 46% of software license revenues, respectively. Total international revenues for 2002, 2003 and 2004 were $619.2 million, $566.5 million and $553.9 million, respectively, representing 38%, 42% and 41% of total revenues, respectively. Please refer to Note 12 to the accompanying consolidated financial statements for further discussion of our geographic operations.

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

Focus on Small and Medium-Size Businesses

During the fourth quarter of 2004, we announced a comprehensive small and medium-size business, or SMB, strategy focused on delivering business outcomes for small and medium businesses. The expansion into this market is a key component of our growth strategy. We believe that the SMB market, which we define as companies with annual revenues of up to $500 million, is large and growing. Further, we believe that the SMB market is currently underserved, because we do not believe that existing vendors offer a comprehensive set of solutions or go-to-market approach that addresses the specific requirements of SMBs. To capture this opportunity, we recently created an SMB business unit strategy that will focus on the following:

  Proven CRM Products—We currently offer hosted (Siebel CRM OnDemand and Siebel Contact OnDemand) and on-premise (Siebel CRM Professional Edition) solutions built on a common, proven technology platform.  This enables us to provide SMBs with a choice of deployment options that best meet their current and future business requirements.

  SMB-Focused Go-to-Market Model—In addition to a dedicated SMB direct sales organization, we have established a channel program, enlisting resellers and channel alliances worldwide. These resellers and channel alliances have strong front-office expertise and SMB market presence and, combined with our direct sales organization, form an integrated sales team to serve SMB customers.

  Expanded Alliance Ecosystem—We are extending our award-winning Siebel Alliance Program to provide SMB customers with complementary end-to-end solutions.

We expect to continue to further develop this strategy in 2005, as we pursue this market.

Competition

Our products are designed for the front-office business applications software market. This market is highly competitive, rapidly changing and significantly affected by new product introductions and the activities of other market participants. Our products are specifically targeted at the CRM market, as well as the markets for business analytics and CDI. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as other application software providers that offer a variety of products and services designed to address these markets.

Our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long-term total cost of ownership, which includes the cost of the license and the related professional services, such as implementation, training and technical support. With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success depends on our ability to adequately communicate our strengths in the relative capabilities of our products, the total cost of ownership of the various alternative solutions, and the total return on investment of each of these alternatives.

To further address our customers' focus on reducing their total cost of ownership, we have undertaken a series of product initiatives to expand the usefulness and reach of business application software functionality, while at the same time reducing the total cost of ownership of our applications. For example, through a collaborative effort with several leading systems integrators and software vendors, in 2002 we introduced UAN, one of our CDI solutions, which we believe help reduce the cost of application ownership and maintenance.

Similarly, in the fourth quarter of 2003, we released Siebel CRM OnDemand, a hosted software offering designed to allow companies to adopt front-office software solutions quickly, easily and in a cost-effective manner. Further, to improve our customers' ability to make productive use of the information captured in their business applications and to address the growing customer and business intelligence market, we have continued to increase the allocation of our product development resources and to expand our sales efforts related to our customer and business intelligence products, one of our fastest-growing product lines.

The following is a brief discussion of the competitive environments in which we operate:

Internal Development

We continue to believe that our primary competition comes from custom-built applications. Specifically, many of our customers and potential customers have in the past developed CRM, customer and business intelligence and certain customer data integration applications in-house, either alone or with the help of systems integrators. In some cases, these internal development projects have been successful in satisfying the needs of the organization. To compete successfully against these internal development efforts, our products must conform to the customer's information technology standards, scale to meet the needs of growing enterprises, operate globally and cost less than an internal development effort.

Systems Integrators

We also face competition from systems integrators engaged by companies to build custom applications. To successfully compete in this area, we must demonstrate and provide to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or a particular industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; The Sage Group; Salesforce.com, Inc.; SAS Institute, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation and SAP AG, which compete in a majority of our product lines.

We believe that we compete favorably in the front-office market based on, among other things, our breadth and depth of functionality, modern and enduring web-based product architecture, tailored industry-specific design, ability to manage all customer interactions across multiple channels, configurable business objects, support for the global enterprise, and scalability—allowing support for large user communities and strategic alliances with industry leaders. In general, we have priced our products at or above those of many of our competitors, and we believe this pricing is justified by the scope of functionality delivered and the performance characteristics afforded by our products. We have approximately 2.9 million deployed users as of December 31, 2004, which we believe well exceeds that of our closest competitors. Please refer to "Risk Factors—To be successful, we must effectively compete against others in the business applications market."

Employees

As of December 31, 2004, we had a total of 5,032 employees, of which 1,129 were engaged in sales and marketing; 1,403 were engaged in product development; 1,934 were engaged in Siebel Services; and 566 were engaged in finance and administration. While none of our employees is bound by an employment agreement with a specified term and none of our employees is represented by a labor union, our CEO, certain of our officers and select employees have accepted offers of employment with us that provide for certain severance benefits in the event of termination and acceleration of equity compensation in the event of a change of control. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We intend to make this annual report, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our web site (www.siebel.com) without charge as soon as reasonably practicable following our filing with the Securities and Exchange Commission ("SEC"). We assume no obligation to update or revise any forward-looking statements in this annual report or other reports, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report and other reports is available without charge on written request to: Corporate Secretary, Siebel Systems, Inc., 2207 Bridgepointe Parkway, San Mateo, California 94404.

Further, a copy of this annual report is obtainable from the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 2. Properties

Our principal administrative, sales, marketing, support and research and development facilities are located in San Mateo, California, pursuant to leases that expire between October 2009 and December 2015, and Emeryville, California, pursuant to a lease that expires in March 2013. As of December 31, 2004, we were occupying approximately 675,000 square feet in our San Mateo locations and approximately 141,000 square feet in our Emeryville location. We currently also occupy a number of domestic and international sales and support offices pursuant to leases that expire between 2005 and 2022.

We believe that our current facilities are suitable and adequate for our current needs, and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 6 to the consolidated financial statements for information regarding our lease obligations.

Item 3. Legal Proceedings

On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities and Exchange Commission ("SEC") contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the Staff notified us and two of our officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. We and the officers filed submissions with the SEC in response to the SEC notices that we believe contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against us and the two officers alleging, among other things, that we and the officers violated Regulation FD in connection with the statements described above. In September 2004, we filed a motion to dismiss the complaint. A hearing on the motion has been scheduled for March 15, 2005. We believe the allegations in this action are without merit and we intend to defend vigorously against them. Due to the uncertainty surrounding the litigation process, there exists the possibility that we may incur costs in excess of amounts already recognized. We cannot currently estimate the amount of such additional costs, if any.

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Northern District of California against us and certain of our officers. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff (the "Policemen's Case"). In October 2004, we filed a motion for dismissal of this case, which was granted on January 28, 2005. Plaintiffs in this case filed a second amended complaint on February 28, 2005, and we intend to file a motion to dismiss as soon as practical. On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of our stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against us and certain members of our Board of Directors. These complaints allege claims in connection with various public statements made by us and seek damages together with interest and reimbursement of costs and expenses of litigation. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until June 1, 2005. We believe the allegations in these actions are without merit, and we intend to defend vigorously against these claims.

On March 7, 2005, the SEC provided us with a copy of an order of investigation regarding certain stock option grants by a number of companies, including us. The SEC has advised us that this is a confidential fact finding inquiry and has confirmed that the issuance of the order does not indicate that it has concluded that we have violated any securities laws. We intend to cooperate with the SEC as this investigation continues to develop. In accordance with the disclosures required by SFAS No. 5 "Accounting for Contingencies," we are unable to estimate the potential financial impact this matter could have on us.

In addition, we are subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any pending legal matter will have a material adverse effect on our consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ stock market under the symbol "SEBL." The following high and low sales prices were reported by NASDAQ in each quarter during the last two years:

           Quarter Ended               Low      High
------------------------------------ -------- --------
March 31, 2003...................... $  7.15  $  9.89
June 30, 2003.......................    7.48    12.23
September 30, 2003..................    8.58    11.50
December 31, 2003...................    9.94    14.56
March 31, 2004......................   10.43    16.19
June 30, 2004.......................    9.62    12.86
September 30, 2004..................    6.97    10.70
December 31, 2004...................    7.68    10.85

As of December 31, 2004, we had approximately 1,639 holders of record of our common stock. Our policy has been to reinvest earnings to fund future growth and, accordingly, we have never paid any cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future.

Stock Options

Our stock option plans are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests. Additional information regarding our stock option plans and plan activity for 2002, 2003 and 2004 is provided in our consolidated financial statements included in Item 15 of this annual report and under the section entitled "Employee Stock Options" in Item 7 of this annual report.

Recent Sales of Unregistered Securities and Use of Proceeds From Registered Securities

We did not sell any securities that were not registered under the Securities Act during 2002, 2003 or 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2004.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2004, and as of December 31, 2003 and 2004, is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001, is derived from consolidated financial statements that have not been included in this annual report.

Our financial data for 2000 includes the financial data of OpenSite Technologies, Inc., OnLink Technologies, Inc. and Janna Systems Inc., entities acquired by us in 2000 and accounted for as poolings-of-interests.

                                                                                   Year Ended December 31,
                                                             ---------------------------------------------------------------
                                                                2000         2001         2002         2003         2004
                                                             -----------  -----------  -----------  -----------  -----------
                                                                   (in thousands, except per share data and employees)
Financial Data:
   Total revenues..........................................  $1,820,206   $2,084,596   $1,635,307   $1,354,228   $1,339,793
   Operating income (loss) (1).............................  $  320,327   $  352,791   $  (98,627)  $  (37,355)  $  128,821
   Net income (loss) (1)...................................  $  220,583   $  251,528   $  (38,807)  $   (5,191)  $  110,668
   Net income (loss) available to
    common stockholders (1) (2)............................  $  121,828   $  251,528   $  (38,807)  $   (5,191)  $  110,668
   Diluted net income (loss) per common share (1) (2)......  $     0.23   $     0.48   $    (0.08)  $    (0.01)  $     0.20
   Basic net income (loss) per common share (1) (2)........  $     0.29   $     0.55   $    (0.08)  $    (0.01)  $     0.22
   Cash and short-term investments.........................  $1,152,584   $1,656,655   $2,161,604   $2,023,206   $2,246,488
   Total assets............................................  $2,162,767   $2,747,914   $3,037,350   $2,850,527   $3,087,434
   Convertible subordinated debentures.....................  $  300,000   $  300,000   $  300,000   $       --   $       --
   Total stockholders' equity..............................  $1,278,435   $1,831,544   $1,949,799   $2,040,770   $2,246,644
   Cash flows from operations..............................  $  438,568   $  588,201   $  433,203   $  188,034   $  281,804
   Employees...............................................       7,389        7,403        5,909        4,972        5,032

(1)   Our financial results for 2002, 2003 and 2004 reflect the impact of certain significant unusual charges that may not be representative of our on-going operations. Specifically, we completed (i) a restructuring of our operations during 2002, 2003 and 2004 (collectively, the "Restructurings"); (ii) a purchase of certain in-process product development during 2003 and 2004; (iii) a tender offer for certain employee stock options during 2002 (the "Option Repurchase"); (iv) a write-off of certain technology during 2003; and (v) a repurchase of our convertible subordinated debentures in 2003. Please refer to Notes 2, 3, 8, 3, and 5, respectively, to our consolidated financial statements for a further discussion of each of these activities.

The following table presents the impact of the above significant unusual charges on our operating income (loss) and net income (loss) for 2002, 2003 and 2004 (in thousands):

                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
                                                                                 2002          2003          2004
                                                                              -----------   -----------   -----------
   Restructurings...........................................................  $  202,398    $  102,310    $    6,789
   Purchased in-process product development.................................          --         5,312         6,000
   Option Repurchase........................................................      54,879            --            --
   Write-off of acquired technology.........................................          --         2,449            --
                                                                              -----------   -----------   -----------
        Impact on operating income (loss)...................................     257,277       110,071        12,789
   Repurchase of convertible subordinated debentures........................          --        10,711            --
   Tax effect...............................................................     (92,620)      (43,482)       (2,767)
                                                                              -----------   -----------   -----------
   Impact on net income (loss)..............................................  $  164,657    $   77,300    $   10,022
                                                                              ===========   ===========   ===========

(2)   In determining our net income available to common stockholders for 2000, we reduced our net income by a non-cash charge of $98.8 million for accretion of OpenSite's mandatorily redeemable convertible preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, a summary of our operating results and certain key financial metrics, and our outlook for 2005. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, the section entitled "Risk Factors" in this Item 7, and our consolidated financial statements and notes included in Item 15 of this annual report.

Overview of Our Business and Products

We are a leading provider of business applications software for the front office. We consider the front office to include those areas of business activity that involve customer interactions, such as sales, marketing and service. We are principally engaged in the design, development, marketing, sale and support of our front-office business applications. A majority of our revenues are derived from perpetual licenses of our software products, the related professional services, such as training and implementation services, and the related customer support, otherwise known as maintenance. Specifically, we license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services. Payment terms for our arrangements are negotiated with our customers and are based on a variety of factors, including the customer's credit standing and our history with the customer.

Siebel Business Applications—our comprehensive family of front-office business applications—are designed to help organizations better manage their customer, partner and employee relationships, analyze critical customer data, and execute customer-focused business processes. Our applications are designed to support these critical tasks while meeting the information technology requirements of any kind of organization, any type of user and any budget. Siebel Business Applications can be installed on premise, delivered as a hosted service over the Internet, or deployed as a combination of the two.

A substantial portion of our front-office business applications is focused on the customer relationship management, or CRM, market. CRM is an integrated approach to identifying, acquiring and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. Our sales, service and marketing applications are designed to help organizations perform and coordinate these operations across multiple communication channels (such as the Internet, telephone, fax, email and in person) and different lines of business, while providing their customers with a single, consistently high standard of service. The partner relationship management component of our CRM applications is designed to help an organization work collaboratively with its partners and resellers in one comprehensive information system in order to increase revenues, drive customer satisfaction and reduce partnership management costs.

Our front-office solutions also include our customer and business intelligence applications (also known as analytics), customer data integration solutions, and a deeper set of service offerings to assist our customers in maximizing the value received from our products. Specifically, our analytics applications assist customers in analyzing large volumes of corporate data quickly and easily. These analytics applications can access and aggregate information contained in systems across the enterprise—including financial management, human resources and supply chain systems—helping managers and front-line employees make informed decisions. Our customer data integration solutions enable organizations to more fully leverage the value of their corporate information by allowing them to share data and processes among different software applications.

In addition to licensing our applications on a per-user basis, we also offer two hosted software solutions, Siebel CRM OnDemand and Siebel Contact OnDemand, as services available over the Internet. Siebel CRM OnDemand offers customers CRM and analytics functionality and Siebel Contact OnDemand offers customers call center functionality. We provide these OnDemand solutions for a monthly per-user subscription fee, with a typical contractual period of one year. Our OnDemand solutions allow our customers to implement software solutions quickly, easily and cost-effectively. Our OnDemand solutions integrate with the on-premise Siebel Application Suite, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

Siebel Services, our professional services organization, provides (i) implementation services (i.e., assistance with the integration of our software with other software and hardware applications), (ii) change management services (i.e., end user adoption consulting and training services for our customers regarding how to better use our software), (iii) testing and managed services (i.e., assistance with operating, maintaining, testing and optimizing our applications) and (iv) technical support and customer care services (i.e., trouble shooting the related software products and future product updates). Siebel Services has significant product and implementation expertise and is committed to supporting customers and systems integrators throughout every phase of their adoption and use of Siebel Business Applications.

Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and, accordingly, our professional services revenues vary directly with the levels of software license revenue generated in the preceding three- to nine-month period. Substantially all of our professional services arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license for a period of one year and is renewable at the option of the customer on an annual basis thereafter. Our maintenance revenues depend upon both our ability to generate additional software license revenue and annual renewals of maintenance agreements by our existing customer base.

Internal Controls and Corporate Governance

We consider our internal control over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal control. Further, we have formed an Internal Control Committee, composed primarily of senior financial and legal personnel, which helps ensure that our internal control over financial reporting is complete, accurate and appropriately documented. As required by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, we have completed the documentation and testing of our significant business and financial processes and procedures that make up our internal control as of December 31, 2004.

Our evaluation of our internal control included a formal documentation and review of more than 50 individual processes that may materially impact our reported financial and operating results. For each process, we documented, reviewed and tested the controls within and over each process, including the controls' objectives and designs, along with the effect of the controls on the information generated for use in this annual report. In the course of this evaluation of our internal control, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with any control matters in this evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures. As an example, during 2004 we identified a significant deficiency in our internal control, as defined in the professional accounting literature, related to our accounting for our facilities leases, which we corrected in the fourth quarter of 2004 through the institution of additional controls and procedures. Our continued objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

In the course of our testing of our internal control, we found no material weaknesses, as defined in the professional accounting literature, within our internal control structure. Based on the testing of our internal control, we believe that our internal control is functioning as designed and provides reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States. We will perform this type of evaluation on a quarterly basis and report the conclusions concerning controls effectiveness in our quarterly reports and annual report.

In addition to maintaining strong and dynamic internal controls, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of our financial results and disclosures. Prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is composed solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting Our 2004 Results

From early 2001 to mid-2003, macroeconomic conditions generally deteriorated or stabilized at depressed levels, with the information technology industry in which we operate disproportionately impacted. Beginning in the latter part of 2003, many key economic indicators, such as the U.S. gross domestic product, or GDP, and certain labor statistics, began to strengthen. Many of these economic indicators continued to strengthen, albeit modestly, in 2004. While many macroeconomic indicators showed steady improvements in 2004, the growth of information technology spending—particularly spending on business applications software—was more sporadic. For example, based on a survey by the Institute of Supply Management, capital spending grew by over 10% in the first half of 2004, yet capital spending declined during the second quarter of 2004 (primarily in May and June). Capital spending returned to positive growth in the second half of 2004, with that growth accelerating in the fourth quarter.

We experienced a similar trend in our software license revenues in 2004, with encouraging results in the first quarter, a sequential decline during the second quarter, modest sequential growth in the third quarter, and sequential growth of over 20% in the fourth quarter. We believe a primary factor affecting this trend in our results relates to the general cautiousness of many of our customers in completing their software purchases, particularly in mid-2004. We attribute much of this cautiousness to our customers' concerns regarding (i) the sustainability of the economic recovery, (ii) the geopolitical environment (i.e., concerns regarding future terrorist attacks and geopolitical conflicts) and (iii) heightened uncertainty within the business application software industry, due in part to the unsolicited acquisition of PeopleSoft, Inc. by Oracle Corporation. We have also recently experienced an increase in the number of approvals required by our customers prior to their execution of a software license and service agreement, possibly due to our customers' efforts regarding SOX. We believe these factors, among others, led to a lengthening of our sales cycle in the second and third quarters of 2004.

In addition to these factors, we also recognize that our performance during 2004—particularly the second quarter of 2004—did not meet our expectations and, as announced in July 2004, we developed and began executing on a plan to improve our overall performance. Primarily as a result of our execution against this plan and previous restructurings of our operations, we were able to (i) return our software license revenues to year-over-year growth, with growth of $4.8 million, or 1%, from 2003 to 2004; (ii) better position our professional services organization for year-over-year growth in 2005, as evidenced by three consecutive quarters (i.e., second, third and fourth quarters of 2004) of sequential quarterly growth of our professional services revenue; and (iii) return our operations to profitability after two consecutive years of reporting net losses, with operating and net income of $128.8 million and $110.7 million, respectively, during 2004. Our progress to date against this plan is discussed in more detail below under the section entitled "Focus on Future Improvement in Our Operating Performance."

Focus on Future Improvement in Our Operating Performance

In accordance with our operating performance improvement plan announced in July 2004 (the "Improvement Plan"), we have been reviewing and continue to review our business thoroughly, with our primary focus in the following three areas: revenue generation, financial structure and leadership. We are pleased with our progress to date, as many of our key financial metrics have continuously improved since we began executing against the Improvement Plan.

We believe the actions completed to date and our continued execution against the Improvement Plan will provide a foundation for future growth of our revenues, operating income and other key financial metrics. The following is a summary of our progress to date:

Revenue Generation

As a result of our execution against the Improvement Plan, our revenue levels during the third and fourth quarters of 2004 improved and resulted in consecutive sequential quarterly growth in both of these quarters. We were able to grow our software license revenues by $4.8 million from 2003 to 2004, and achieve sequential quarterly growth of our professional services, maintenance and other revenues in the last three quarters of 2004.

We are also focusing on the following areas in order to improve our revenue generation capabilities:

  Small and medium-size business ("SMB") initiative—During the second half of 2004 we introduced our SMB initiative, which includes the establishment of (i) a sales division focused on the SMB market to further extend our CRM leadership to companies of all sizes; (ii) a worldwide channel program enlisting resellers and channel partners that have strong CRM expertise and SMB market presence; and (iii) an expanded alliance ecosystem, including joining forces with T-Systems, which will market and deliver a hosted CRM solution powered by Siebel CRM OnDemand in Austria, Croatia, the Czech Republic, Germany, Hungary, Poland, Russia, Slovakia and Switzerland.

  Accelerate new growth initiatives—In addition to our SMB initiative, we have and will continue to invest in key growth areas, including:

    New markets—During the second half of 2004 we leveraged our expertise in providing industry-specific software solutions by introducing Siebel CRM OnDemand Industry Editions for the financial services, high tech, life sciences and automotive industries. We believe Siebel CRM OnDemand is the first hosted CRM solution to provide industry-specific capabilities to its users.

    Analytics—We continued to grow our software license revenues from analytics, with year-over-year growth of 44% from 2003 to 2004. In addition, during the second half of 2004 we expanded our business analytics product line with new enterprise analytic applications organized into four main application areas—customer analytics, financial analytics, workforce/employee performance management analytics and supply chain and supplier analytics. These customer and business intelligence solutions enable organizations to gain new levels of actionable intelligence across multiple business functions.

    Customer Data Integration Applications—Software license revenues from customer data integration applications (i.e., our Siebel Universal Customer Master, or UCM, and Universal Application Network, or UAN, products) increased by 30% on a year-over-year basis from 2003 to 2004.

    Professional Services Organization—Our professional services revenues increased by 13% during the second half of 2004 compared to the first half of 2004. We continue to evaluate ways to add to our recurring revenue businesses by investing, where appropriate, in other outsourced services and recurring revenue offerings originated in-house or delivered in collaboration with systems integrators.

  Better aligning our selling model—We believe we can better align our selling model to capture other revenue opportunities, including the large enterprise and SMB markets. Since the implementation of the Improvement Plan, we more than doubled the number of quarterly transactions generating revenues equal to or greater than $1 million, with a total of 32 and 37 transactions in the third and fourth quarters of 2004, respectively, compared to 15 transactions during the second quarter of 2004. In addition, as discussed above, during the second half of 2004 we established a sales division focused on the SMB market to further extend our CRM leadership to companies of all sizes.

  Investing in critical customer facing positions—During the second half of 2004, we added or redeployed over 100 sales and marketing professionals in our on-going efforts to increase our revenue generation capability.

Financial Structure

As part of the Improvement Plan, we identified certain measures that we intended to pursue in order to better align our costs with our revenues. These measures included continuing to:

  reduce discretionary spending including, for example, travel and entertainment ("T&E");
  consolidate our facilities and reduce other facilities-related expenses;
  limit and closely monitor net capital expenditures;
  streamline our information technology spending;
  utilize outsourced services where appropriate and cost-effective; and
  redeploy or, if appropriate, eliminate duplicative activities, extraneous layers of management or unproductive resources.

These measures, along with previously implemented cost controls, reduced our total costs and expenses by approximately $30.1 million during the second half of 2004 compared to the first half of 2004. These cost savings were primarily derived from (i) $17.4 million in savings from depreciation, resulting from our previously implemented reductions in capital expenditures and streamlining of information technology spending, (ii) $9.3 million in savings related to T&E expenditures, (iii) $2.6 million in savings in marketing-related expenditures, and (iv) $0.8 million in net savings from reductions in facility-related expenditures.

Offsetting these cost savings were increases of (i) $49.0 million of costs that vary directly with revenues, such as commissions, incentive compensation, "cost of professional services revenues" and "cost of license revenues" and (ii) $8.5 million from legal and professional fees (primarily tax-related accruals). As a result of enacting the above measures, we were able to improve our profitability sequentially and on a year-over-year basis during both the third and fourth quarters of 2004, even as we increased our investments in the key growth areas discussed above.

Leadership

As part of the Improvement Plan, we announced our intentions to improve our leadership capability in order to better ensure that we have the right team in place to capture the market opportunities. To that end, we added the following personnel in the second half of 2004 and early 2005:

  Mr. Bruce Cleveland joined us as Senior Vice President and General Manager of our SMB unit. Mr. Cleveland has over 22 years of experience in the high technology industry, including senior technical and marketing positions at AT&T and Oracle, and served with us in various leadership roles, including Senior Vice President, Marketing from 1996 to 2002.

  Ms. Eileen McPartland joined us as Senior Vice President, Global Services. Ms. McPartland has over 20 years of experience in various professional services leadership roles, including positions with Gartner, Ariba, Accenture and SAP America.

  Mr. Les Rechan joined us as Senior Vice President and General Manager for our Manufacturing and Automotive business unit. Mr. Rechan brings more than 20 years of information technology solutions experience from Cadence, IBM and Onyx Software.

  Mr. Reid Drucker joined us as Senior Vice President and General Manager for our Communications, Media and Energy business unit. Mr. Drucker brings more than 25 years of CRM and telecommunications industry experience from leading organizations including Accenture, Computer Sciences and Southern New England Telecommunications.

  Mr. David Sardilli joined us in January 2005 as Senior Vice President and General Manager of our Financial Services business unit.  Mr. Sardilli brings a unique mix of high-level strategy and IT consulting experience, including serving as a Client Partner for Accenture, where he was responsible for Accenture's banking business in New England and for select New York clients, and holding several key leadership roles at both Meridian Bancorp and Chemical Bank.

  Mr. Peter R. Burridge joined us in January 2005 as Senior Vice President and General Manager, Asia Pacific and Japan. Prior to joining us, Mr. Burridge spent 15 years at Oracle in various executive sales positions, the latest of which was as Oracle's Senior Vice President of Communications, Media and Utilities, Financial Services Institutions, and Government, Education and Healthcare for Asia Pacific. Mr. Burridge worked in the Asia Pacific Region for the past eight years.

We intend to continue to expand our leadership capabilities throughout our organization as deemed appropriate.

Areas of Continued Focus

Notwithstanding the progress we made during the second half of 2004, we continue to strive for further improvement during 2005 in the following areas:

Revenue Generation

We are committed to improving our revenue generating capability in underperforming areas, particularly our core CRM product line, which is composed of our sales, marketing and service automation products. We also intend to renew our focus on execution worldwide and to continue to invest across our key products and verticals (i.e., industry sectors). To that end, we are focused on improving our revenue generation capability with respect to (i) geographic regions that underperformed, such as Asia Pacific, and (ii) verticals that underperformed, such as financial services.

We have taken action in these areas, including the appointments in January 2005 of Mr. Sardilli to oversee our financial services vertical and Mr. Burridge to oversee our Asia Pacific and Japan operations.

Financial Structure, While Supporting Growth Priorities

We will continue to redeploy our capital by driving additional savings in non-revenue-facing functions, while continuing to invest in strategic growth areas, including (i) new or revised products and services such as analytics, OnDemand and our SMB initiative; (ii) international geographies, particularly China, Europe, India and Japan; and (iii) additional professional services offerings.

Leadership Capability

We remain committed to furthering the prior two goals by adding leadership talent in priority verticals and geographies.

Summary

We are encouraged by our performance in the second half of 2004 and we are cautiously optimistic for 2005. Our operating results for the second half of 2004 demonstrate positive early results across each of the above initiatives and our commitment to return value to our stockholders, customers, employees and alliance members.

Summary of Our Operating Results for 2004 and Certain Key Financial Metrics

We believe our execution against the Improvement Plan is producing positive early returns in our financial results, as evidenced by the sequential improvement in our performance in both the third and fourth quarters of 2004. In addition, on a year-over-year basis from 2003 to 2004, we also improved many of our key financial metrics, including increases in our software license revenues, operating income, net income and earnings per share ("EPS"). We are also encouraged by the results in our newest product and service offerings, with software license revenues from our analytics and integration products increasing in aggregate by 41% from 2003 to 2004 and the total contract value of our OnDemand service offering increasing at a compound annual growth rate of over 360% during 2004.

The following is a brief summary of our performance relative to certain key financial metrics during 2004 compared to 2003 (in thousands, except EPS, percentages and DSO):

                                                              Year Ended December 31,
                                                             ------------------------
                                                                2003         2004
                                                             -----------  -----------
  Revenues:
   Software license .......................................  $  482,274   $  487,127
   Maintenance ............................................     449,345      469,751
   Professional services and other ........................     422,609      382,915
                                                             -----------  -----------
        Total revenues.....................................  $1,354,228   $1,339,793
                                                             ===========  ===========
   Annualized total revenue per employee...................  $      248   $      273
                                                             ===========  ===========
  Costs and expenses:
   Restructuring and acquisition-related expenses (1)......  $  110,071   $   12,789
   All other costs and expenses, on-going (2)..............   1,281,512    1,198,183
                                                             -----------  -----------
        Total costs and expenses...........................  $1,391,583   $1,210,972
                                                             ===========  ===========

  Other key operating statistics:
   Operating income (loss).................................  $  (37,355)  $  128,821
   Operating margin........................................          (3)%         10%
   EPS, diluted............................................  $    (0.01)  $     0.20
   Cash flows from operations..............................  $  188,034   $  281,804

  Balance sheet statistics:
   Cash and short-term investments.........................  $2,023,206   $2,246,488
   Days sales outstanding ("DSO")..........................          64           67
   Deferred revenue........................................  $  282,217   $  357,223
   Working capital.........................................  $1,659,129   $1,866,869
   Total stockholders' equity..............................  $2,040,770   $2,246,644

  Please refer to "Cost of Revenues," "Restructuring and Related Expenses" and "Purchased In-Process Product Development" in the following pages for a further discussion of these expenses.

  Represents the sum of cost of revenues, product development expense, sales and marketing expense and general and administrative expense. We believe these expenses are more representative of our on-going operations.

  Software license revenues increased by $4.8 million, or 1%, from $482.3 million in 2003 to $487.1 million in 2004, primarily due to our execution against the Improvement Plan discussed previously.

  Maintenance revenues increased by 5% from $449.3 million in 2003 to $469.8 million in 2004, primarily due to new maintenance agreements entered into in connection with new software licenses. In addition, the renewal rates among our existing customer base remains strong, with a renewal rate of approximately 90% during 2004.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, decreased by 9% from $422.6 million in 2003 to $382.9 million in 2004, primarily due to previous declines in our software license revenues. Because our professional services are initiated and performed over a three- to nine-month period subsequent to signing the software license, trends in these revenues generally follow trends in our software license revenues by three to nine months. Despite this year-over-year decline, our professional services revenues have stabilized, with sequential quarterly growth in each of the last three quarters.

  Annualized total revenue per employee increased from $248,000 during 2003 to $273,000 during 2004 (calculated as total revenue for the year divided by the average number of employees for the year). This increase was primarily due to reductions in our employee base in connection with the Restructurings and our on-going attention to our cost structure. With the year-over-year growth in both software license and maintenance revenues, coupled with the recent improvement in our professional services revenues, we are cautiously optimistic that we may achieve further improvement in our total revenue per employee metric in 2005, primarily in the second half of 2005.

  Our Restructuring and cost control initiatives reduced our total costs and expenses by approximately $110.7 million, or 9%, from 2003 to 2004. Partially offsetting our cost savings were increases in (i) legal, tax-related and professional fees of $8.7 million and (ii) compensation expense from commissions and other incentive compensation of $18.7 million.

  Operating income increased by $166.2 million from an operating loss during 2003 of $37.4 million, representing a negative operating margin of 3%, to operating income during 2004 of $128.8 million, representing an operating margin of 10%. We were able to increase our operating income and margin primarily due to a reduction in restructuring and acquisition-related expenses of $97.3 million and a net decline in expenses of $83.3 million associated primarily with the cost savings from the Restructurings and our cost control initiatives. These expense reductions offset the impact on our operating income of a $14.4 million net decrease in our total revenues, primarily due to declines in professional services revenues for the reasons discussed above.

  Cash and short-term investments increased by $223.3 million, or 11%, from $2,023.2 million as of December 31, 2003 to $2,246.5 million as of December 31, 2004 primarily due to our continued positive cash flows from operations ($281.8 million in 2004), partially offset by acquisition-related expenditures of $77.3 million (primarily related to our acquisition of Eontec on April 20, 2004).

  Accounts receivable—Days sales outstanding ("DSO") increased from 64 days as of December 31, 2003 to 67 days as of December 31, 2004, primarily due to the year-over-year increase in total revenues and deferred revenues during the fourth quarter of 2004 of $25.6 million, with a resulting increase in accounts receivable. Partially offsetting this increase in DSO was an improvement in our accounts receivable aging due to continued strong collections.

  Deferred revenues increased by $75.0 million, or 27%, from $282.2 million as of December 31, 2003 to $357.2 million as of December 31, 2004, primarily due to our expanded base of customers receiving maintenance.

  Working capital increased by 13% from $1,659.1 million as of December 31, 2003 to $1,866.9 million as of December 31, 2004, primarily due to the net increase in cash discussed above. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in revenue generation capabilities, further technology development and, when prudent, selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity increased from $2,040.8 million as of December 31, 2003 to $2,246.6 million as of December 31, 2004, primarily due to our earnings in 2004 of $110.7 million and proceeds from stock option exercises and the related tax benefit, representing in total $80.2 million. The increase in stockholders' equity during 2004 approximated the increase in cash and short-term investments.

  Stock option overhang, which represents the number of stock options outstanding relative to the number of shares of common stock outstanding, continued to decrease in 2004 from 29% as of December 31, 2003 to 26% as of December 31, 2004. The decrease was due primarily to forfeitures of stock options by employees upon termination, coupled with reduced levels of new stock option grants.

Outlook for 2005

Our outlook for 2005 discussed below is based solely on our current expectations, which are based, in part, on our review of our current sales pipeline, internal sales forecasts, recent surveys among information technology executives and current economic indicators. Please refer to the disclosure relating to forward-looking statements preceding "Item 1. Business" of this annual report. As discussed further below under the section entitled "Recent Accounting Pronouncements," the Financial Accounting Standards Board, or FASB, issued new accounting literature in December 2004 that will require us to expense stock-based compensation, including stock options, effective July 1, 2005. Our expectations discussed below do not include the impact of the expenses associated with "stock-based" compensation, as we have not determined the full impact to us of this new accounting standard (e.g., whether to reflect the expense prospectively beginning July 1, 2005, or to adopt retrospectively to January 1, 2005).

We are pleased with our progress toward improving our performance in the second half of 2004 and we are cautiously optimistic that our operating results may continue to improve in 2005, primarily in the second half of 2005. We currently anticipate that our total revenues for 2005 will increase from 2004 by approximately 7% to 8%, with similar growth within each of the individual components of our total revenues (i.e., software license revenues, maintenance, and professional services revenues).

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

We expect total costs and expenses to increase in 2005 compared to the levels in 2004. While we believe that the expense savings from our cost control initiatives and restructurings will continue to positively impact our annual operating expenses, we expect these cost savings to be offset by (i) an increase in expenses that vary directly with revenues, such as "cost of revenues," incentive compensation and commissions, (ii) an increase in expenses associated with our acquisition of edocs, Inc. on January 14, 2005, and (iii) increases in personnel-related costs (i.e., salaries and benefits) associated with increased investments in customer-facing and product development personnel.

As discussed further in Note 11 to the accompanying consolidated financial statements, certain of our U.S. payroll tax returns, U.S. sales and use tax returns and international sales and valued added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us. Specifically, we may receive assessments related to the audits and/or reviews of these tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

We expect the anticipated increases in our total revenue levels will exceed the anticipated increases in total costs and expenses. Accordingly, we currently expect operating income and margin to increase in 2005 from levels obtained in 2004. Specifically, we expect our operating margin for 2005 to be between approximately 12.5% and 13.5%. Our expectations regarding operating income depend in large part on our ability to continue to grow our software license and professional services revenues.

Uncertainty with respect to the timing and amount of our future revenues could significantly impact the above expectations and our future operations. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because we expect that a substantial portion of our software license contracts will continue to close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline, which may adversely and materially affect our business, financial condition or results of operations.

We expect other income, net for 2005 to remain comparable to levels obtained in 2004.

We currently expect our effective tax rate for 2005 to be approximately 35%. The estimated effective tax rate is based on current tax law and our expected income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets. Further, our projected effective income tax rate for 2005 does not take into account the recently enacted provisions of the American Jobs Creation Act of 2004 (the "AJCA"). We have not yet determined the impact that the AJCA may have on our effective tax rate and operating results.

As discussed in Note 11 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the Internal Revenue Service ("IRS"). In August 2004, the Company reached a tentative settlement with the IRS with respect to the IRS's examination of the Company's income tax returns for 1998 through 2000, which the Company believes resolves all significant matters outstanding with respect to the Company's income tax returns for those years. While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for Each of the Years Ended December 31, 2002, 2003 and 2004

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled "Application of Critical Accounting Policies and Use of Estimates" in the following pages for a description of our accounting policies and our use of estimates.

Revenues

Our total revenues decreased from $1,635.3 million and $1,354.2 million in 2002 and 2003, respectively, to $1,339.8 million in 2004, representing year-over-year declines of 17% and 1% during 2003 and 2004, respectively. Our total revenues decreased during 2003 primarily due to a $218.1 million decrease in our software license revenues and an $89.9 million decrease in our professional services revenues, partially offset by an increase of $26.9 million in our maintenance revenues. We believe the declines in our software license and professional services revenues during 2003 were primarily due to weakness in the global economy.

Our total revenues decreased during 2004 primarily due to a $39.7 million decrease in our professional services revenues, partially offset by an increase of $25.3 million in our software license and maintenance revenues. Because our professional services revenues typically lag our software license revenues by three to nine months, we believe the decrease in our professional services revenues and the resulting decline in our total revenues during 2004 were primarily due to the declines in our software license revenues in 2003.

Despite the declines in our total revenues, we continue to improve one of our key revenue metrics, our annualized total revenue per employee metric (calculated as total revenue for the year divided by the average number of employees for the year). Annualized total revenue per employee increased from $241,000 and $248,000 per employee during 2002 and 2003, respectively, to $273,000 per employee during 2004. This increase was primarily the result of reductions in employees in connection with our cost control initiatives (e.g., the Restructurings and our on-going attention to our cost structure). With the year-over-year growth of our software license and maintenance revenues during 2004, coupled with three consecutive quarters of sequential quarterly growth of our professional services revenues, we are cautiously optimistic that we may achieve further improvement in this key metric in 2005, primarily in the second half of 2005.

In order to provide a better understanding of the year-over-year changes and underlying trends in our revenues, we have provided the following discussion of each of the individual components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for 2002, 2003 and 2004 (in thousands, except percentages):

                                            Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                        2002        2003        2004        2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Software license revenues..........  $700,344    $482,274    $487,127     $(218,070) (31)%  $  4,853     1%
Percentage of total revenues.......        43%         36%         36%

Our software license revenues declined from 2002 to 2003 by 31%, primarily due to a weak global economy. Specifically, beginning in early 2001 and continuing through the first half of 2003, our prospects' and customers' purchasing decisions were impacted by, among other factors, (i) the overall weakness of the global economy and the resulting reductions in corporate capital expenditures, (ii) geopolitical uncertainties and the resulting impact on the global economy, (iii) uncertainties in the application software industry and (iv) increased competitive dynamics in the front-office application market. Accordingly, many of our customers (i) delayed the initiation of the purchasing process, (ii) increased the evaluation time to complete a software purchase and/or (iii) reduced their capital budgets, thereby restricting their software procurement to well-defined current needs.

While many of our prospects and customers remained cautious in setting and executing on their capital spending budgets, we returned our software license revenues to modest year-over-year growth during 2004, primarily due to our execution against the Improvement Plan discussed above. The impact of the Improvement Plan is best illustrated by a comparison of our results prior to and subsequent to the Improvement Plan. During the first half of 2004, our software license revenues were effectively flat with 2003 (software license revenues of $222.0 million in the first half of 2003 compared to $221.6 million in the first half of 2004). Subsequent to the implementation of and execution against the Improvement Plan, our software license revenues increased in the second half of 2004 on a year-over-year basis by $5.2 million (i.e., growth from $260.3 million during the second half of 2003 to $265.5 million during the second half of 2004). Accordingly, due in part to our execution against the Improvement Plan, we finished 2004 with two consecutive quarters of sequential quarterly growth and the first year-over-year annual growth since 2000.

Because our software license revenues are recognized in close proximity to the license of our software and because our professional services and maintenance revenues are recognized as the services are performed (typically three to nine months after the licensing of our software), the above factors impacted our software license revenues sooner and to a greater extent than our professional services and other revenues. Accordingly, our software license revenues as a percentage of total revenues declined from 43% in 2002 to 36% in both 2003 and 2004.

To more fully describe the trends within our software license revenues, we have provided the following summary of the key financial metrics that we use to track the progress of our software license revenues:

                                                                  Year Ended December 31,
                                                         --------------------------------------
Other key software license metrics:                          2002         2003         2004
-------------------------------------------------------- ------------ ------------ ------------
Transactions equal to or greater than $5 million........         23           12           11
Transactions between $1 million and $5 million..........        140          110          102
Total number of transactions............................      1,873        1,439        1,324
Average transaction size (in thousands)................. $      374   $      335   $      368
Percentage revenue from new customers (1)...............         53%          55%          56%

  We measure revenues from new customer projects as software license transactions from new customers, new divisions of existing customers and/or new projects at existing customers.

As the above table indicates, many of these key metrics declined from 2002 to 2003, which we believe was primarily due to the weakness in the global economy. For example, we believe the weak economic conditions during 2003 resulted in a reduction in the number of customer evaluations, and consequently in the total number of transactions. More significantly to us, we experienced declines in the number of transactions equal to or greater than $1 million and the overall average transaction size, both of which we believe occurred due to our customers restricting their software procurement in order to reduce expenses and conserve cash in a weak global economy.

During 2004, many of these same metrics stabilized, primarily due to our Improvement Plan. For example, we experienced year-over-year improvement in our average transaction size from $335,000 in 2003 to $368,000 in 2004. In addition, while the number of transactions greater than or equal to $1 million decreased modestly from 122 transactions in 2003 to 113 transactions in 2004, a greater proportion of these transactions were in excess of $2 million in 2004 compared to 2003. We are also focused on driving revenue across customers of all sizes and intend to continue to work to increase both the total number of transactions and further increase our average transaction size. For example, while the total number of transactions decreased from 1,439 in 2003 to 1,324 in 2004, we are beginning to see the results from our Improvement Plan, with year-over-year growth from 406 transactions in the fourth quarter of 2003 to 423 transactions in the fourth quarter of 2004.

We are cautiously optimistic that the actions we have taken thus far, coupled with our continued execution against our Improvement Plan, may result in continued improvement in our software license revenues in 2005, primarily in the second half of 2005. One of the primary reasons for this optimism is the growth in our newest product lines, analytics and customer data integration applications. Specifically, analytics and customer data applications (primarily UCM) increased by 44% and 30% respectively, from 2003 to 2004. The growth within these product lines partially offset declines in our sales, marketing and service automation product line, which declined from 2003 to 2004 by 9%. The declines in our sales, marketing and service automation product line were primarily attributable to declines within certain of our geographic regions (primarily Asia Pacific) and industries (e.g., telecom and financial services). Despite this decline, we are cautiously optimistic that our continued execution against the Improvement Plan will allow us to return our sales, marketing and service automation product line to sequential quarterly and year-over-year growth.

The following is a summary of our software license revenues, by front-office product, for the years ended December 31, 2003 and 2004 (in thousands):

                                           Year Ended December 31,
                                           -----------------------
                                              2003        2004
                                           ----------  -----------
Sales, marketing and service automation... $ 384,222    $ 348,550
Customer and business analytics...........    77,291      111,626
Customer data integration.................    20,761       26,951
                                           ----------  -----------
        Total............................. $ 482,274    $ 487,127
                                           ==========  ===========

In addition to the growth within these key product lines, we continue to see improvement in several non-financial metrics that we believe provide a solid foundation to grow our revenues. For example, our customers continue to increase the deployment of previous purchases of our software, with an increase in the number of estimated deployed users from 2.2 million as of December 31, 2003 to 2.9 million as of December 31, 2004. In addition, we believe our leadership position in the CRM application market and our corresponding customer base provides us with a solid foundation to improve our performance. We continue to build on this customer base, with software license revenues from new customers remaining at a healthy 56% of total software license revenues during 2004, compared to 53% and 55% during 2002 and 2003, respectively. We believe increases in our customer base provide us with increased professional services and maintenance revenue opportunities, and may also provide us with future license revenue opportunities.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues as a percentage of software license revenues increased from 42% in 2002 to 50% in 2003, primarily due to our international license revenues declining at a slower rate than our software license revenues in the United States during 2003. International software license revenues decreased as a percentage of software license revenues from 50% in 2003 to 46% in 2004 primarily due to declines within Asia Pacific, which declined on a year-over-year basis by $34.3 million during 2004. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

Professional Services, Maintenance and Other

Professional services, maintenance and other revenues are primarily composed of implementation services and training services (i.e., professional services) and technical support and product updates (i.e., maintenance). Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and depend in large part upon our software license revenues in the immediate preceding periods. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed.

Our maintenance revenues depend upon both our software license revenues and renewals of maintenance agreements by our existing customer base. Our customers typically prepay maintenance for the first year in connection with a new software license and may renew on an annual basis thereafter. We reflect the prepayment of the maintenance contract in deferred revenue and recognize the revenue ratably over the term of the maintenance contract based on the number of days the contract is outstanding during each period.

Also included in professional services, maintenance and other revenues for 2003 and 2004 is revenue from our newest service offerings, Siebel CRM OnDemand and Siebel Contact OnDemand, which we introduced in the fourth quarter of 2003 and first quarter of 2004, respectively. Our customers typically prepay for these subscription services, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period. While the revenues derived from our OnDemand offerings were not significant for 2003 and 2004, we believe that these OnDemand offerings represent a significant growth opportunity for us. Accordingly, we intend to continue to devote an increasing amount of our resources to these service offerings.

Our professional services, maintenance and other revenues declined on a year-over-year basis by 7% during 2003 and 2% during 2004, primarily due to a decrease in our professional services revenues (i.e., implementation services and training services), partially offset by an increase in the installed base of customers receiving maintenance.

In order to better understand the changes within our professional services, maintenance and other revenues, we have provided the following table, which sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                        2002        2003        2004        2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Maintenance:
   Absolute dollars................  $422,502    $449,345    $469,751     $  26,843    6%   $ 20,406     5%
   Percentage of total revenues....        26%         33%         35%

Professional services and other:
   Absolute dollars................  $512,461    $422,609    $382,915     $ (89,852) (18)%  $(39,694)   (9)%
   Percentage of total revenues....        31%         31%         29%

Our maintenance revenues, in absolute dollars and as a percentage of total revenues, increased during 2003 and 2004 due to new maintenance agreements entered into in connection with the license of our software to new and existing customers. In addition to expanding our customer base receiving maintenance, we continue to maintain strong renewal rates within our existing customer base, with renewal rates of approximately 90% in both 2003 and 2004.

While maintenance revenues increased during 2003 and 2004, professional services and other revenues, both in absolute dollars and as a percentage of total revenues, decreased during 2003 and 2004, primarily due to a lag effect related to our software license revenues. Specifically, our implementation and training services revenues are initiated and performed over a period of three to nine months subsequent to the initial software license and, as a result, our implementation and training services typically vary with the amount of software license revenues generated in the preceding three- to nine-month period. Accordingly, we believe a majority of the year-over-year declines in our professional services and other revenues is due to previous declines in our software license revenues.

We have taken and will continue to take steps to improve the performance of our professional services organization, including the introduction of new leadership and the expansion of our services offerings as discussed further above under the section entitled "Focus on Future Improvement in Our Operating Performance." We are beginning to realize the benefit of these efforts with three consecutive quarters of sequential quarterly growth and an improved pipeline of professional services contracts as we begin 2005. We are also committed to increasing our professional services' margins, including taking further cost control measures, if necessary, in order to achieve our overall gross margin goals.

Cost of Revenues

The following table sets forth our cost of revenues, both in absolute dollars and as a percentage of total revenues, for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                        2002        2003        2004        2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Cost of revenues...................  $564,550    $508,363    $456,901     $ (56,187) (10)%  $(51,462)  (10)%
Percentage of total revenues.......        35%         38%         34%
Gross margin.......................        65%         62%         66%

Cost of revenues decreased during both 2003 and 2004 primarily due to our cost control initiatives. Our cost control initiatives included the Restructurings, reductions in our professional services staff commensurate with the decline in our professional services revenues, and reductions in discretionary spending such as travel and entertainment ("T&E") expenses. Cost of revenues as a percentage of total revenues increased during 2003 primarily due to a decrease in the percentage of our revenues derived from software license revenues, which are at higher margins than our professional services, maintenance and other revenues. During 2004, our higher margin software license and maintenance revenues increased as a percentage of total revenues from 69% in 2003 to 71% in 2004, resulting in an improvement in our gross margin and corresponding decrease in our cost of revenues as a percentage of total revenues.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues:

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                       2002        2003        2004         2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Cost of software license revenues..  $ 21,612    $ 18,357    $ 13,316     $  (3,255) (15)%  $ (5,041)  (27)%
Percentage of software
  license revenues.................         3%          4%          3%

Cost of software license revenues decreased from 2002 to 2003 by 15% primarily due to (i) a reduction in amortization expense of $2.2 million and (ii) the commensurate decrease associated with the decline in software license revenues. Partially offsetting these declines in 2003 was a charge of $2.4 million related to the abandonment of certain acquired technology obtained in the acquisition of Sales.com, Inc. ("Sales.com"). Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of this abandonment. As a percentage of software license revenues this abandonment charge represented 1% of software license revenues during 2003, thus accounting for the increase in cost of software license revenues as a percentage of software license revenues from 2002 to 2003.

Cost of software license revenues decreased from 2003 to 2004 by 27% primarily due to (i) a reduction in amortization expense of $3.1 million associated with the Sales.com acquired technology, (ii) reductions in third-party royalties and other costs of $1.0 million resulting from a shift to products with lower royalties and (iii) cost of revenues being unusually high in 2003 as a result of the $2.4 million abandonment charge discussed above. Partially offsetting the declines in 2004 were increases in amortization expense of $1.5 million in 2004 associated with technology acquired in connection with our acquisition of Eontec on April 20, 2004.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other professional services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for 2002, 2003 and 2004 (in thousands, except percentages):

                                            Year Ended December 31,              Year-Over-Year Change
                                      -----------------------------------  ----------------------------------
                                         2002        2003        2004        2002 to 2003      2003 to 2004
                                      ----------  ----------  -----------  ----------------  ----------------
Cost of professional services,
   maintenance, and other revenues..  $542,938    $490,006    $443,585     $ (52,932) (10)%  $(46,421)   (9)%
Percentage of professional services,
   maintenance, and other revenues..        58%         56%         52%

The following is a summary of the year-over-year changes of our cost of professional services, maintenance and other revenues during 2003 and 2004 (in thousands):

                                                          Year-Over-Year Change
                                                         ------------------------
                                                          From 2002    From 2003
Cost component:                                            to 2003      to 2004
-------------------------------------------------------- -----------  -----------
Compensation related to the Option Repurchase........... $  (14,119)  $       --
Personnel-related costs (compensation, benefits, etc.)..    (10,577)     (11,180)
Facility-related costs (rent, utilities, etc.)..........     (9,658)     (13,318)
Depreciation expense....................................       (645)     (19,614)
Rebillable T&E expenses.................................     (1,429)      (3,009)
Non-billable T&E expenses...............................     (5,971)      (6,084)
Outside consulting costs................................     (5,610)       1,200
Cost of training and other costs, net...................     (5,436)       1,012
Amortization of intangibles.............................        513        4,572
                                                         -----------  -----------
          Total year-over-year change................... $  (52,932)  $  (46,421)
                                                         ===========  ===========

As discussed further in Note 8 to the accompanying consolidated financial statements, we completed a tender offer for certain of our stock options during the third quarter of 2002 (the "Option Repurchase"). Included in total cost of professional services, maintenance and other revenues for 2002 is a compensation charge of $14.1 million related to the repurchase of stock options held by our professional services and technical support personnel. Because we did not complete a similar repurchase of stock options in 2003, our cost of professional services, maintenance and other revenues declined by $14.1 million from 2002 to 2003.

We were able to further reduce our cost of professional services, maintenance and other revenues on a year-over-year basis during both 2003 and 2004 primarily through our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, personnel-related costs have declined as a result of our reduction of the average headcount in our professional services organization from 2,725 and 2,250 in 2002 and 2003, respectively, to 1,945 in 2004. Our professional services headcount declined in 2003 and 2004 primarily due to (i) reductions in personnel in connection with the Restructurings and (ii) reductions in our professional services staff commensurate with the decline in our professional services revenues. These savings related to personnel-related costs include the offsetting impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

As a result of these reductions in personnel, we were able to consolidate several of our facilities, primarily in connection with the Restructurings, resulting in reductions in the facility-related component of our cost of professional services, maintenance and other revenues during both 2003 and 2004. As part of our cost controls, we reduced our discretionary spending during 2003 and 2004 in areas such as (i) capital expenditures, resulting in declines in depreciation expense and (ii) non-billable T&E and rebillable T&E, both of which declined primarily due to reductions in professional services personnel.

During 2003, we also reduced (i) our use of third-party consultants commensurate with the decline in our implementation revenues and declines in the utilization rates of our personnel and (ii) cost of training and other costs (i.e., third-party training centers, printing costs of training materials, etc.). These costs increased slightly in 2004, primarily in the second half, due to continued improvement in our professional services revenues throughout 2004. Partially offsetting the above cost savings in 2003 and 2004 were increases of $0.5 million and $4.6 million, respectively, associated with additional amortization expense of intangible assets obtained in our acquisitions of Eontec and UpShot.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 58% in 2002 to 56% in 2003 primarily due to the inclusion of a $14.1 million charge related to the Option Repurchase in 2002. Specifically, this charge represented 2% of professional services, maintenance and other revenues during 2002 and, accordingly, the remaining components of costs of professional services, maintenance and other revenues as a percentage of total revenues were 56% in both 2002 and 2003.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 56% during 2003 to 52% during 2004 primarily due to (i) a higher percentage of our professional services, maintenance and other revenues being derived from our higher-margin maintenance revenues in 2004 compared to 2003 and (ii) our reduction of personnel, facility-related and other costs as discussed above. Primarily as a result of these factors, our gross margin related to our professional services, maintenance and other revenues improved from 44% during 2003 to 48% during 2004. Partially offsetting this improvement in our gross margin during 2004 was an increase in amortization expense associated with intangible assets obtained in our acquisitions of Eontec and UpShot of $4.6 million, or 1% of our professional services, maintenance and other revenues.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of software development tools and equipment. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                       2002        2003        2004         2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Product development expense........  $368,387    $310,686    $299,051     $ (57,701) (16)%  $(11,635)   (4)%
Percentage of total revenues.......        23%         23%         22%

The following is a summary of the year-over-year changes of our product development expenses during 2003 and 2004 (in thousands):

                                                          Year-Over-Year Change
                                                         ------------------------
                                                          From 2002    From 2003
Cost component:                                            to 2003      to 2004
-------------------------------------------------------- -----------  -----------
Compensation related to the Option Repurchase........... $  (18,733)  $       --
Personnel-related costs (compensation, benefits, etc.)..    (27,503)      (8,779)
Facility-related costs (rent, utilities, etc.)..........     (8,240)      (7,581)
Depreciation expense....................................     (1,681)      (9,792)
T&E expenses............................................     (4,141)        (885)
Outside consulting and other cost, net..................      2,597       15,402
                                                         -----------  -----------
          Total year-over-year change................... $  (57,701)  $  (11,635)
                                                         ===========  ===========

Included in product development expense for 2002 is a compensation charge of $18.7 million related to the repurchase of stock options held by our product development personnel. Please refer to Note 8 to the accompanying consolidated financial statements for a further discussion of the Option Repurchase. Because we did not complete a similar repurchase of stock options in 2003, our product development expense declined by $18.7 million during 2003.

We were able to further reduce product development expense on a year-over-year basis during 2003 and 2004 primarily through our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, in connection with the Restructurings, we (i) discontinued certain development projects, (ii) initiated a transition of a portion of our quality assurance and testing activities to labor markets with lower cost structures and (iii) consolidated our product development management structure and eliminated non-essential development positions in order to better align our cost structure with expected revenues. Accordingly, personnel-related costs decreased on a year-over-year basis during 2003 and 2004 primarily due to these reductions of product development personnel. Specifically, the average headcount in our product development organization decreased from 1,865 and 1,495 in 2002 and 2003, respectively, to 1,340 in 2004. These savings related to personnel-related costs include the offsetting impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of product development expense, primarily as a result of the consolidation of facilities in connection with the Restructurings. Through our cost control initiatives, we have reduced our discretionary spending in areas such as (i) capital expenditures, resulting in declines in depreciation expense, and (ii) T&E expenses, which declined due to reductions in product development personnel and more stringent travel restrictions.

While we have reduced the personnel, facility and depreciation components of our product development expense, we recognize that our continued development of new products and new versions of and additional modules for our existing products is critical to our revenue growth initiatives. Accordingly, we have reinvested a portion of the above cost savings in outside consultants (i) assisting with the further development of our latest products, analytics, customer data integration and Siebel CRM OnDemand and (ii) performing a portion of our quality assurance and testing activities in labor markets with lower cost structures.

Primarily due to our continued focus on developing new products, product development expense as a percentage of total revenues remained comparable in 2002, 2003 and 2004, despite declines in our total revenues. We expect to continue to devote substantial resources to our product development efforts, including the increased investment in product development—primarily quality assurance, testing and certain development efforts—in labor markets with lower cost structures. As a result, we have increased and expect that in the future we will be able to increase the number of external and third-party personnel (i.e., consultants in labor markets with lower cost structures) devoted to our product development efforts, while at the same time improving our cost structure.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is composed primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses, (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses, (iii) T&E expenses and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                       2002        2003        2004         2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Sales and marketing expense........  $478,816    $358,318    $337,690     $(120,498) (25)%  $(20,628)   (6)%
Percentage of total revenues.......        29%         26%         25%

The following is a summary of the year-over-year changes of our sales and marketing expenses during 2003 and 2004 (in thousands):

                                                          Year-Over-Year Change
                                                         ------------------------
                                                          From 2002    From 2003
Cost component:                                            to 2003      to 2004
-------------------------------------------------------- -----------  -----------
Compensation related to the Option Repurchase........... $  (12,232)  $       --
Personnel-related costs (compensation, benefits, etc.)..    (42,239)      (8,133)
Facility-related costs (rent, utilities, etc.)..........    (16,391)      (4,553)
Depreciation expense....................................     (6,306)      (7,595)
Marketing and advertising...............................    (16,252)      (7,688)
T&E expenses............................................     (9,180)      (3,305)
Sales commissions.......................................    (17,297)       9,889
Other, net..............................................       (601)         757
                                                         -----------  -----------
          Total year-over-year change................... $ (120,498)  $  (20,628)
                                                         ===========  ===========

Included in sales and marketing expense for 2002 is a compensation charge of $12.2 million related to the repurchase of stock options held by our sales and marketing personnel. Please refer to Note 8 to the accompanying consolidated financial statements for a further discussion of the Option Repurchase. Because we did not complete a similar repurchase of stock options in 2003, our sales and marketing expense declined by $12.2 million during 2003.

We were able to further reduce sales and marketing expense on a year-over- year basis during both 2003 and 2004 primarily through our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). Specifically, we reduced our personnel-related costs on a year-over-year basis during both 2003 and 2004 primarily as a result of reductions of sales and marketing personnel in connection with the Restructurings. For example, the average headcount in our sales and marketing organizations decreased from 1,525 and 1,155 in 2002 and 2003, respectively, to 1,060 in 2004. These savings related to personnel-related costs include the offsetting impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

In addition to the reductions in our personnel costs, we have reduced the facility-related cost component of sales and marketing expense, primarily as a result of the consolidation of facilities in connection with the Restructurings. We have also achieved aggregate year-over-year decreases during 2003 and 2004 of $31.7 million and $18.6 million, respectively, related to depreciation expense, marketing and advertising expenses, and T&E expenses, primarily due to the further realization of savings from our cost control initiatives. Our sales commission expense declined on a year-over-year basis during 2003 by $17.3 million, primarily due to a corresponding decrease in our software license revenues. Our sales commission expense increased on a year-over-year basis during 2004 by $9.9 million, primarily due to an increase in our commission rate structure (i.e., representing $9.5 million of the increase in commissions) and, to a lesser extent, the year-over-year increase in our software license revenues (i.e., representing $0.4 million of the increase in commissions).

Sales and marketing expense decreased as a percentage of total revenues from 29% and 26% during 2002 and 2003, respectively, to 25% during 2004, primarily due to our cost control initiatives. In addition, as discussed above, during 2002 we incurred a charge of $12.2 million associated with the Option Repurchase, which represented 1% of total revenues during 2002.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g., the CEO and legal, finance, information technology, human resources and facilities personnel) and consists primarily of (i) salaries and occupancy costs, (ii) provision for doubtful accounts (i.e., bad debt expense), (iii) professional services expenses (e.g., audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002, or SOX) and (iv) legal expenses. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                       2002        2003        2004         2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
General and adminstrative expense..  $119,783    $106,594    $104,541     $ (13,189) (11)%  $ (2,053)   (2)%
Percentage of total revenues.......         7%          8%          8%

The following is a summary of the year-over-year changes of our general and administrative expenses during 2003 and 2004 (in thousands):

                                                          Year-Over-Year Change
                                                         ------------------------
                                                          From 2002    From 2003
Cost component:                                            to 2003      to 2004
-------------------------------------------------------- -----------  -----------
Compensation related to the Option Repurchase........... $   (9,795)  $       --
Facility-related costs (rent, utilities, etc.)..........       (141)      (2,362)
Personnel-related costs (compensation, benefits, etc.)..     (1,700)       1,809
Depreciation expense....................................      7,781       (8,374)
Bad debt expense........................................    (13,546)      (8,689)
Legal and tax-related expense...........................      4,660        8,709
Professional services and other costs, net..............       (448)       4,542
Compensation related to restricted stock units ("RSUs").         --        2,312
                                                         -----------  -----------
          Total year-over-year change................... $  (13,189)  $   (2,053)
                                                         ===========  ===========

Included in general and administrative expense for 2002 is a compensation charge of $9.8 million related to the repurchase of stock options held by our general and administrative personnel. Please refer to Note 8 to the accompanying consolidated financial statements for a further discussion of the Option Repurchase. Because we did not complete a similar repurchase of stock options in 2003, our general and administrative expense declined by $9.8 million during 2003.

As the above table indicates, we were able to further reduce general and administrative expense on a year-over-year basis during 2003 and 2004 through our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, we reduced the facilities-related component of our general and administrative expenses on a year-over-year basis during both 2003 and 2004, primarily due to the consolidation of facilities in connection with the Restructurings.

We also reduced our personnel-related costs included in general and administrative expense on a year-over-year basis during 2003, primarily as a result of reductions of personnel in connection with the Restructurings (e.g., average headcount in our general and administrative organization decreased from 685 in 2002 to 565 in 2003). These personnel-related savings during 2003 include the offsetting impact of increases in compensation costs from the renewal of merit increases and certain other incentive compensation.

Personnel-related costs increased modestly on a year-over-year basis during 2004 primarily due to an increase in the compensation paid to the office of our CEO of $1.0 million. This $1.0 million increase is due to the reinstatement of our previous CEO's annual compensation from one dollar in 2003 to $1.0 million effective January 1, 2004 through May 4, 2004, and the hiring of our new CEO at the same base salary of $1.0 million effective May 4, 2004. In addition, personnel-related costs increased modestly in 2004 from 2003 due to (i) our continued investment in additional executive personnel as outlined above under the section entitled "Focus on Future Improvement in Our Operating Performance," and (ii) merit increases and certain incentive compensation. Partially offsetting the increase in personnel-related costs during 2004 were further realization of savings from reductions in personnel in connection with the Restructurings, the majority of which occurred in mid 2003 (e.g., average headcount in our administrative organization decreased from 565 in 2003 to 555 in 2004).

During both 2003 and 2004 we continued to reduce our discretionary spending in areas such as capital expenditures, with the anticipation that the benefits of these reductions would be realized in future periods as previous capital expenditures become fully depreciated (e.g., expenditures made in 2001 and 2002). While the Company did not realize a significant benefit in the reduction in depreciation expense in 2003, depreciation expense declined in 2004, primarily due to reductions in capital expenditure levels in 2003 and 2004. The depreciation component of general and administrative expense increased during 2003 despite the reduction in capital expenditure levels in 2003 primarily due to the inclusion of a full year of depreciation expense associated with our investment in our backup information technology infrastructure site in Salt Lake City, Utah, which we placed into service in late 2002.

In addition to savings from our cost control initiatives, bad debt expense decreased on a year-over-year basis by $13.5 million and $8.7 million during 2003 and 2004, respectively, due to the continued improvement in our collection efforts, including further reductions in accounts receivable levels, an improved accounts receivable aging and the recovery of amounts previously written-off.

Partially offsetting the above cost savings were increases in (i) legal and tax-related expenses of $4.7 million and $8.7 million during 2003 and 2004, respectively (please refer to Notes 6 and 11 to the accompanying consolidated financial statements for further discussion of legal and tax proceedings) and (ii) professional services and other costs, a significant portion of which was associated with our compliance with SOX. Further reducing the above cost savings during 2004 were increases in compensation costs of $2.3 million associated with the issuance of restricted stock units, or RSUs, to our CEO in connection with his commencement of employment with us.

Restructuring and Related Expenses

As previously discussed, certain of our key operating metrics declined during 2002 and 2003 from their historical levels. In response to this decline, we initiated a series of steps that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure thereby improving our revenue per employee, operating margin and overall operating performance; and (iii) better align our management structure in order to return to consistent sequential quarterly revenue growth. Specifically, we have taken the following actions:

  We reduced the discretionary portion of our operating costs through various cost control initiatives discussed above.

  In order to better align our operating structure with anticipated revenue levels, we initiated the first of a series of restructurings during 2002 (the "2002 Restructuring"), which we completed in December 2002.

  Due in part to the continued weakening in the global economy and reduced revenue expectations, we initiated and completed a further restructuring of our operations in the second quarter of 2003 (the "2003 Restructuring"), which was completed in September 2003.

The 2002 Restructuring and 2003 Restructuring included the following key measures: (i) the reduction of our workforce across all functional areas; (ii) the consolidation of our excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures.

In order to continue to reduce expense levels and to further improve our operating margins, we initiated an additional restructuring of our operations during the third quarter of 2004 (the "2004 Restructuring," and collectively with the 2002 Restructuring and 2003 Restructuring, the "Restructurings"). The 2004 Restructuring consisted primarily of the consolidation of additional facilities (located primarily in North America and Asia Pacific) and the abandonment of the related leasehold improvements and furniture and fixtures. We estimate that the 2004 Restructuring will reduce our on-going costs by $2.6 million per year, or $650,000 per quarter.

In addition to reducing our cost structure, we believe the Restructurings will result in (i) a more simple, responsive and efficient management reporting structure; (ii) a more focused sales organization providing greater responsiveness to customers and faster decision- making; and (iii) a continued focus of our resources on key growth areas, such as our newest product offerings, analytics, customer data integration and Siebel CRM OnDemand.

The following table summarizes the restructuring and related expenses incurred in connection with the Restructurings and the remaining obligations as of and for the years ended December 31, 2002, 2003 and 2004 (in thousands):

                                                               Employee       Facility-       Asset
                                                              Termination      Related     Abandonment
                                                               Costs (1)      Costs (2)      Costs (3)      Total
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, July 1, 2002..................... $         --   $         --   $        --   $       --
Restructuring and related expenses recognized in 2002 (4)...       23,649        152,794        25,955      202,398
Cash payments...............................................      (19,714)        (5,088)           --      (24,802)
Reclass of deferred rent obligations (5)....................           --          4,135            --        4,135
Non-cash charges............................................           --             --       (25,955)     (25,955)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2002................        3,935        151,841            --      155,776
                                                             -------------  -------------  ------------  -----------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimates (6)............       (1,199)        15,524           566       14,891
  Recognized related to the 2003 Restructuring (7)..........       15,585         54,185        16,940       86,710
  Accretion related to the Restructurings (8)...............           --            709            --          709
                                                             -------------  -------------  ------------  -----------
     Total recognized in 2003...............................       14,386         70,418        17,506      102,310
Cash payments...............................................      (14,516)       (75,322)           --      (89,838)
Reclass of deferred rent obligations (5)....................           --          2,184            --        2,184
Non-cash charges............................................           --             --       (17,506)     (17,506)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2003................        3,805        149,121            --      152,926
                                                             -------------  -------------  ------------  -----------
Restructuring and related expenses recognized in 2004:
  Recognized related to changes in estimates (6)............       (1,465)           836           205         (424)
  Recognized related to the 2004 Restructuring (7)..........           --          3,397         1,703        5,100
  Accretion related to the Restructurings (8)...............           --          2,113            --        2,113
                                                             -------------  -------------  ------------  -----------
     Total recognized in 2004...............................       (1,465)         6,346         1,908        6,789
Cash payments...............................................       (2,075)       (49,866)           --      (51,941)
Non-cash charges............................................           --             --        (1,908)      (1,908)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2004................ $        265   $    105,601   $        --      105,866
                                                             =============  =============  ============
     Less: Restructuring obligations, short-term............                                                 30,639
                                                                                                         -----------
     Restructuring obligations, long-term...................                                             $   75,227
                                                                                                         ===========

  In connection with the 2002 Restructuring, we reduced our workforce by approximately 1,150 employees, or 16% of our then-current workforce. In connection with the 2003 Restructuring, we reduced our workforce by approximately 580 employees, or 10% of our then-current workforce. The workforce reductions affected substantially all of our organizations and geographical regions. The costs associated with these workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs. The remaining obligations as of December 31, 2004 relate to less than five terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the United States. We expect to complete these terminations in 2005.

  As a result of the workforce reductions and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce into the under-utilized facilities and ceased to utilize the then-vacated facilities. The facilities permanently removed from our operations during 2002, 2003 and 2004 were located primarily in Emeryville and San Mateo, California; Atlanta, Georgia; Europe; and several smaller offices in North America. The costs associated with the facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

  As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, we recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

  We recorded the 2002 Restructuring and related expenses in an amount equal to the gross value of the related obligations without consideration to the net present value of such obligations. In addition, in determining the 2002 Restructuring obligations, we assessed the time period over which reasonable estimates could be made.

  Represents the balance of the deferred rent liability associated with a property included in the Restructurings. As the related facility is no longer being utilized in our operations, we reclassed the related deferred rent liability to restructuring obligations at the time of the Restructurings.

  We revised our estimated obligations with respect to the 2003 Restructuring and 2004 Restructuring as follows:

    Employee termination costs—Due primarily to higher than expected voluntary terminations, we reduced our remaining obligations for employee termination costs.

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

  We believe that our estimates with respect to the remaining restructuring obligations are appropriate as of December 31, 2004.

  In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), we recorded the facility-related expenses incurred in the 2003 Restructuring and 2004 Restructuring after giving effect to the net present value of the related obligations.

  Represents the accretion of the 2003 Restructuring and 2004 Restructuring obligations. We will continue to accrete our obligations related to the 2003 Restructuring and 2004 Restructuring to the then-present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

The total restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring obligations quarterly and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates. Please refer to Note 2 to the accompanying consolidated financial statements for a further discussion of the Restructurings.

Purchased In-Process Product Development

On April 20, 2004, we acquired Eontec Limited, a global provider of multichannel retail banking solutions. We believe that Eontec's technology and certain products and functionality under development by Eontec at the time of acquisition will enhance our current offerings in the retail banking market. The technology being developed by Eontec at the time of our acquisition, which is commonly referred to as IPR&D, primarily related to Eontec's Internet banking and teller products. We estimated the fair value of the IPR&D acquired in our acquisition of Eontec to be $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying statements of operations for 2004.

At the date of our acquisition of Eontec, we estimated that the IPR&D relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, and we expected to incur up to an additional $2.5 million to complete this development. We completed the teller product in late 2004 and expect to complete the Internet banking product in early 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 25%. The discount rate was selected based in part on our weighted average cost of capital and determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows.

During 2003 we made selective acquisitions of certain assets (primarily object and source code and other intellectual property) in order to accelerate the development of selected projects in our product pipeline. As described further below, because this technology had not yet reached technological feasibility and had no alternative future use, we considered the technology to be IPR&D. We have reflected an aggregate charge of $5.3 million under the heading "purchased in-process product development" in the accompanying statement of operations for 2003.

Specifically, in order to further expand our entrance into the analytics market, we entered into a worldwide, royalty-free perpetual license to certain technologies and intellectual property rights owned by a third-party provider of analytic software solutions. The license fee for this technology was approximately $3.5 million. Because the technology obtained in this license had no alternative future use, we have reflected a charge of $3.5 million related to this IPR&D in purchased in-process product development expense during 2003. We completed the development of the IPR&D during the second half of 2004 with the introduction of new enterprise analytic applications organized into four main application areas—customer analytics, financial analytics, workforce/employee performance management analytics and supply chain and supplier analytics. These customer and business intelligence solutions enable organizations to gain new levels of actionable intelligence across multiple business functions. We estimate that we incurred an additional $2.6 million in development of this IPR&D.

In October 2003, we acquired certain assets (primarily intellectual property) of Motiva, Inc. ("Motiva"), a provider of enterprise incentive management ("EIM") software. We believe that Motiva's technology and the next generation of Motiva's technology (under development by Motiva at the time of acquisition) will enable users of our Siebel Incentive Compensation product to handle a broader variety of compensation plans with greater flexibility and increased performance. The technology under development by Motiva was approximately 25% complete at the time of our acquisition. Because a portion of the technology acquired from Motiva had not yet reached technological feasibility and had no alternative future uses, we have reflected a charge of $1.5 million related to this IPR&D in purchased in-process product development expense during 2003. We determined the fair value of the IPR&D based on the anticipated net cash flows from the anticipated future products, discounted using a risk adjusted discount rate of 30%. During the second half of 2004, we completed the development of the IPR&D with the introduction of the latest version of Siebel Incentive Compensation. We estimate that we incurred an additional $2.1 million to complete the development of this IPR&D.

In calculating the value of amounts assigned to IPR&D for all of our completed acquisitions during 2003 and 2004, we also considered the relevant market sizes and growth factors of the technologies, our intended use of the products, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technology. We also gave consideration to the technologies' stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project. The value assigned reflects the relative value and contribution of the IPR&D.

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

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for 2002, 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,              Year-Over-Year Change
                                     -----------------------------------  ----------------------------------
                                       2002        2003        2004         2002 to 2003      2003 to 2004
                                     ----------  ----------  -----------  ----------------  ----------------
Operating income (loss)............  $(98,627)   $(37,355)   $128,821     $  61,272   62%   $166,176   445%
Operating margin...................        (6)%        (3)%        10%

As discussed previously, during 2002, 2003 and 2004, we incurred several significant and unusual charges, including the Restructurings, the Option Repurchase, IPR&D charges and the write-off of certain acquired technology. The following table summarizes the impact of these charges on our operating income during 2002, 2003 and 2004 (in thousands):

                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
                                                                                 2002          2003          2004
                                                                              -----------   -----------   -----------
   Restructurings...........................................................  $  202,398    $  102,310    $    6,789
   Purchased in-process product development.................................          --         5,312         6,000
   Option Repurchase........................................................      54,879            --            --
   Write-off of acquired technology.........................................          --         2,449            --
                                                                              -----------   -----------   -----------
        Impact on operating income (loss)...................................  $  257,277    $  110,071    $   12,789
                                                                              ===========   ===========   ===========

We incurred negative operating income and margins during 2002 and 2003 primarily as the result of the above significant and unusual charges. Our operating income (loss) and operating margin increased favorably on a year-over-year basis during 2003 due primarily to (i) cost savings of approximately $195.2 million obtained primarily from the Restructurings and our continued attention to cost controls and (ii) net year-over-year reductions of $147.2 million related to the above significant and unusual charges. Partially offsetting these improvements in our operating income (loss) and margins during 2003 were year-over-year decreases in our total revenues of $281.1 million, particularly due to a comparatively sharper decrease in software license revenues, which are at higher margins than professional services, maintenance and other revenues.

Our operating income and operating margin increased on a year-over-year basis during 2004 by $166.2 million due primarily to cost savings of $110.7 million obtained from the Restructurings and our continued attention to cost controls and net year-over-year reductions of $97.3 million related to the above significant and unusual charges. Partially offsetting the impact on our operating income of these cost savings were (i) increases in legal, tax-related and professional fees of $8.7 million, (ii) increases in compensation expense from commissions, bonuses and other incentive compensation of $18.7 million and (iii) net decreases in our total revenues of $14.4 million, primarily due to declines in professional services revenues for the reasons discussed previously.

Other Income, Net

For 2002, 2003 and 2004, other income, net was comprised of the following (in thousands):

                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               2002        2003        2004
                                                            ----------  ----------  ----------
Interest income............................................ $  58,348   $  52,052   $  48,601
Interest expense...........................................   (20,016)    (14,927)     (1,019)
Loss on early extinguishment of debt.......................        --     (10,711)         --
Net gains on marketable investments........................    12,420       6,737       2,686
Write-down of cost-method investments......................    (9,990)     (3,350)     (2,819)
Other, net.................................................    (2,287)     (1,368)       (703)
                                                            ----------  ----------  ----------
                                                            $  38,475   $  28,433   $  46,746
                                                            ==========  ==========  ==========

Interest income represents earnings on our cash and short-term investments. Interest income decreased on a year-over-year basis during 2003 primarily due to a decline in interest rates, coupled with a decline in our cash and short-term investment balances that resulted from the redemption of our $300.0 million convertible subordinated debentures (the "Debentures") on September 30, 2003, as discussed further below. Interest income decreased on a year-over-year basis during 2004 primarily due to a decline in our cash and short-term investment balances that resulted from the redemption of the Debentures in September 2003.

Interest expense during 2002 and 2003 primarily represents interest on the Debentures. The decrease in interest expense in 2003 and 2004 is primarily due to our redemption of the Debentures in September 2003. Interest expense for 2004 primarily represents interest associated with our capital lease obligations.

In connection with the redemption of the Debentures, we incurred a pretax charge to operations of $10.7 million, consisting of the $7.1 million premium and the write-off of the remaining unamortized issuance costs of $3.6 million. This pretax charge is reflected in the above table under the heading "Loss on early extinguishment of debt" for 2003.

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

Income Taxes and Income Tax Benefit

During 2002 and 2003, we recognized an income tax benefit of $21.3 million and $3.7 million, respectively, as compared to an income tax expense of $64.9 million during 2004. Income taxes (benefit) as a percentage of pretax income (loss), or the "Effective Rate," was (35%), (42%) and 37% in 2002, 2003 and 2004, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a reconciliation of our federal statutory rate to our effective tax rate for 2002, 2003 and 2004.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $1,659.1 million as of December 31, 2003 to $1,866.9 million as of December 31, 2004, primarily due to our positive earnings during 2004. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, restructuring obligations and deferred revenue. We continue to operate a cash-positive business and, accordingly, we have been able to eliminate substantially all of our long-term debt and maintain our cash and short-term investment balances at over $2.0 billion. Specifically, our cash, cash equivalents and short-term investments increased from $2,023.2 million as of December 31, 2003 to $2,246.5 million as of December 31, 2004, representing approximately 71% and 73% of total assets, respectively.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2002, 2003 or 2004.

Commitments

As of December 31, 2004, our future fixed commitments for cash payments are as follows (in thousands):

                                                                                   Payments Due by Year
                                                                ------------------------------------------------------
                                                                             2006 to    2008 to   2010 and
Contractual Obligations                                             2005       2007      2009      Beyond     Total
--------------------------------------------------------------- ----------- --------- ---------- --------- -----------
Operating lease obligations (1)................................ $   67,526  $121,747  $ 120,515  $294,048  $  603,836
Capital lease obligations (2)..................................      6,500        --         --        --       6,500
Restructuring obligations (3)..................................     50,204    75,953     65,979   133,451     325,587
Other long-term liabilities reflected on the balance sheet (4).        256       114        243     1,572       2,185
Current liabilities reflected on the balance sheet (5).........    707,399        --         --        --     707,399
Other purchase obligations (6).................................     40,823    10,800        278        --      51,901
Acquisition-related obligations (7)............................    159,229    37,500         --        --     196,729
                                                                ----------- ---------  --------- --------- -----------
      Total fixed commitments.................................. $1,031,937  $246,114  $ 187,015  $429,071  $1,894,137
                                                                =========== ========= ========== ========= ===========

  In connection with the Restructurings, we ceased to use certain of our facilities with non-cancellable operating leases. We have reflected the commitments related to these operating lease obligations in the accompanying balance sheet as of December 31, 2004 and in the above table under the heading "Restructuring obligations." Accordingly, operating lease obligations in the above table only include operating lease obligations related to our facilities and certain equipment that we continue to utilize in our operations. Please refer to Note 6 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our operating leases.

  Capital lease obligations in the above table represent the gross expected cash outlays and, therefore, do not represent their net present value as recorded in the accompanying consolidated balance sheet. Please refer to Note 6 to the accompanying consolidated financial statements for a detailed summary of anticipated cash outlays related to our capital leases.

  The restructuring obligations in the above table represent our gross expected cash outlays related to the settlement of these obligations, primarily obligations related to non-cancellable operating leases. Accordingly, the restructuring obligations in the above table have not been reduced by estimated sublease income of $211.5 million nor have these obligations been reduced to their net present value as presented in the accompanying consolidated balance sheet. Please refer to Note 2 to the accompanying consolidated financial statements for a detailed summary of our future commitments related to the Restructurings, including a detail of contractual obligations, estimated operating costs and estimated sublease income.

  Other long-term liabilities reflected on the balance sheet exclude deferred rent obligations of $19.1 million, as these obligations are reflected in "Operating lease obligations" in the above table.

  Current liabilities in the above table represent current liabilities as presented in the accompanying consolidated balance sheet, reduced by the current portion of capital lease obligations and restructuring obligations, as we have included the current portion of these obligations in separate line items in the above table. Included in current liabilities in the above table is $357.2 million of deferred revenue.

  Other purchase obligations in the above table represent all open purchase orders for which we have not received the service or goods as of December 31, 2004 and, therefore, have not been included as a liability in the accompanying balance sheet. The majority of our "Other purchase obligations" relate to commitments related to telecommunication services.

  Acquisition-related obligations in the above table represent the up-front and contingent consideration to be paid to shareholders of edocs, Inc. ("edocs"), along with contingent consideration associated with our acquisition of Eontec. Please refer to Notes 3 and 13 to the accompanying consolidated financial statements for a further discussion of these obligations.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Operations

Net cash provided by operating activities was $433.2 million, $188.0 million and $281.8 million for 2002, 2003 and 2004, respectively. Cash provided by operating activities decreased on a year-over-year basis during 2003 primarily as the result of decreases in revenues and earnings that occurred, in part, as a result of the weak global economic conditions. Cash provided by operating activities increased on a year-over-year basis during 2004 primarily due to the increase in our earnings from a net loss of $5.2 million during 2003 to net income of $110.7 million during 2004.

During 2002, 2003 and 2004, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, bad debt, and the non-cash portion of our Restructuring-related expenses (i.e., asset abandonment write-offs) and Option Repurchase expenses; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing net cash inflows of $128.7 million, $20.5 million and $45.4 million in 2002, 2003 and 2004, respectively), partially offset by payments of accounts payable, accrued expenses and restructuring obligations.

Because the majority of our restructuring obligations will be paid over time, cash provided by operating activities for 2002, 2003 and 2004 was reduced by $24.8 million, $89.8 million, and $51.9 million, respectively, of cash payments made during these periods related to these obligations. As we settle our remaining restructuring obligations ($105.9 million of remaining obligations, net of estimated sublease income, as of December 31, 2004), our future operating cash flows will be reduced from what they otherwise would have been in the period of settlement. We currently estimate that we will settle $30.6 million of these obligations in 2005.

We currently anticipate that we will continue to operate a cash-positive business in 2005. Our ability to meet these expectations depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues, including maintaining or improving the linearity of our revenues compared to our historical levels. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $697.4 million, $68.2 million and $328.9 million for 2002, 2003 and 2004, respectively. As discussed further below under "Financing," during 2003 we determined that it would be prudent to redeem our Debentures for $307.1 million, in part in order to realize savings of approximately $16.5 million of annual interest expense. Accordingly, we sold a portion of our short-term investments in 2003 in order to fund the redemption of the Debentures, resulting in a decrease in our cash used in investing activities from 2002 to 2003. Primarily due to an increase in our earnings from 2003 to 2004, we were able to increase our reinvestment of our cash into short-term investments, resulting in an increase in our cash used in investing activities from 2003 to 2004.

During 2002, 2003 and 2004, our investment activities primarily related to transactions within our short-term investments. For 2002 and 2004, we reinvested our cash into short-term investments in net amounts of $634.3 million and $243.4 million, respectively, as compared to net proceeds of $4.3 million in 2003 from the sale of our short-term investments. We also utilize our cash positions to invest in new property and equipment, with net purchases of property and equipment of $70.8 million, $15.0 million and $8.7 million during 2002, 2003 and 2004, respectively. Capital expenditures decreased during 2003 and 2004 primarily due to (i) the reduction/delay of our capital spending where possible; (ii) the consolidation of our data centers, resulting in a decrease in our information technology requirements for servers and other equipment; and (iii) the reduction in the number of offices we are occupying, which allowed us to reduce our purchases of tenant improvements, furniture and fixtures.

We intend to continue to closely monitor our capital expenditures, while making selective investments in additional information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts, (iii) the replacement of certain older computer and information technology infrastructure, and (iv) the needs of an expanded workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $40.0 million for 2005.

The remaining cash flows used in investing activities for 2003 and 2004 consisted primarily of acquisition-related expenditures of $62.6 million during 2003, primarily cash consideration related to our acquisition of UpShot, and $77.3 million during 2004, primarily cash consideration related to our acquisitions of Eontec and Ineto Services, Inc. Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of these acquisitions.

Financing

Net cash provided by (used in) financing activities was $109.1 million, ($257.2) million and $51.7 million for 2002, 2003 and 2004, respectively. The decrease of our financing activities from positive cash inflows in 2002 to cash outflows during 2003 was primarily due to our redemption of the Debentures for cash consideration of $307.1 million on September 30, 2003. As we did not complete a similar repurchase during 2004, our net cash from investing activities increased from 2003 to 2004. Please refer to Note 5 to the accompanying consolidated financial statements for a further discussion of the repurchase of the Debentures.

For 2002, 2003 and 2004, our remaining financing activities consisted primarily of net proceeds of $92.5 million, $62.6 million and $63.6 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). In addition, our financing activities for 2002 also included $24.9 million of proceeds from an equipment financing. Our cash inflows from financing activities for 2002, 2003 and 2004 were partially offset by our repayment of capital lease obligations, with payments of $8.7 million, $12.8 million and $11.9 million during 2002, 2003 and 2004, respectively.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2004, we leased facilities and certain equipment under non-cancellable operating leases expiring between 2005 and 2022. Rent expense under operating leases for 2002, 2003 and 2004 was $121.6 million, $99.0 million and $83.3 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2004 are detailed previously in "Liquidity and Capital Resources" in the section entitled "Commitments."

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

Critical Accounting Policies

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates: revenue recognition, restructuring and related expenses, impairment of long-lived assets, the provision for doubtful accounts, acquired intangible assets, stock-based compensation, legal and tax contingencies and income taxes.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described below. In addition, please refer to Note 1 to the accompanying consolidated financial statements for a further description of our accounting policies.

Revenue Recognition

Substantially all of our revenues are derived from providing (i) licenses of our software; (ii) technical support and product updates, otherwise known as maintenance; and (iii) professional services, including implementation and training services. Our standard end user license agreement provides for an initial fee for use of our products in perpetuity based upon the number of named users. We license our software in multiple element arrangements in which the customer typically purchases a combination of (i) our software products; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees for a period of one year; and (iii) a professional services arrangement on a time and materials basis.

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

The following is a summary of the areas where we exercise judgment and use estimates in connection with the determination of the amount of software license, maintenance and professional services revenues to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

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

In addition to evaluating the fair value of each element of the arrangement, we consider whether the elements can be separated into separate accounting units under SOP 97-2. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectibility of the software license fee.

Software License Revenue

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

    Evidence of an arrangement: We consider a non-cancellable agreement signed by us and the customer to be evidence of an arrangement.

    Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed programs. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from resellers generally upon evidence of sell-through to the end customer. In certain geographies, we defer revenue recognition from resellers until payment is received.

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

Maintenance Revenue

Our customers typically prepay maintenance for the first year in connection with a new software license, and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract based on the number of days the contract is outstanding during each period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Professional services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our software is ready to use by the customer upon receipt. While many of our customers may choose to tailor the software to fit their specific needs, our implementation services do not typically involve significant customization to or development of the underlying software code. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to nine-month period subsequent to the licensing of our software. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

Less than 10% of our professional services revenues are derived from contracts with fixed or "not to exceed" fees ("Fixed Fee Contracts"). We recognize revenue on Fixed Fee Contracts utilizing the proportional performance method of accounting. We estimate the proportional performance on Fixed Fee Contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until acceptance is obtained. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer.

When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

In the fourth quarter of 2004, we expanded our services model to include custom solutions built on our technology and leveraging our front-office expertise. While we have not recognized significant revenues to date from these custom solutions, we expect revenues from this offering to increase as we further develop this key business opportunity. Because many custom solutions do not qualify for separate accounting of the software license and professional services transactions, we recognize the software license revenue together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. We also apply similar contract accounting to any arrangements (i) that include milestones or customer-specific acceptance criteria that may affect collection of the software license fees or (ii) where the software license payment is tied to the performance of the professional services.

OnDemand Revenue

Included in professional services, maintenance and other revenues for 2003 and 2004 are revenues from our newest service offerings, Siebel CRM OnDemand and Siebel Contact OnDemand. The majority of our OnDemand customers purchase a combination of our hosting service, premium maintenance and/or professional services. Our customers typically prepay for these subscription services, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.

Because we do not provide the end customer with the right to take delivery of the hosted software, SOP 97-2 does not apply. Accordingly, we follow the guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") for purposes of allocating the total consideration to the individual deliverables in our OnDemand arrangements. We evaluate whether each of the elements in these arrangements represent a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return.

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:
    Hosting Services are recognized ratably over the term of the initial hosting contract based on the number of days the contract is outstanding during each period.

    Premium Support Services are recognized as described above under "Maintenance Revenue."

    Professional Services are recognized as described above under "Professional Services Revenue."

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Restructuring and Related Expenses

During 2002, 2003 and 2004, we initiated and completed a series of restructurings of our operations, herein referred to as the 2002 Restructuring, the 2003 Restructuring and the 2004 Restructuring (and collectively, the "Restructurings"). We have accounted for the Restructurings in accordance with SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and other applicable accounting standards as discussed below.

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 superseded EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). We adopted SFAS 146 effective January 1, 2003; therefore, the 2003 and 2004 Restructurings were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact our restructuring obligations recognized in connection with the 2002 Restructuring, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable preexisting guidance.

The following is a summary of the accounting principles used to record and measure the Restructurings and the associated obligations:

2003 and 2004 Restructurings

The expenses incurred in connection with the 2003 and 2004 Restructurings are composed primarily of (i) severance and associated employee termination costs related to the reduction of our workforce, (ii) lease termination costs and/or costs associated with ceasing to use certain facilities ("Facilities Abandonment") and (iii) impairment costs related to certain long-lived assets abandoned.

SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be measured at fair value and recorded when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred.

In accordance with SFAS 146, we accounted for the individual components of the 2003 and 2004 Restructurings as follows:

    Severance: We have historically provided substantially the same termination benefits at the time of a non-performance-based workforce reduction and, as a result, we determined that the employee termination obligations incurred in connection with the 2003 Restructuring did not meet the definition of a "one-time benefit arrangement" under SFAS 146. Accordingly, we have accounted for these employee termination obligations, with the exception of those created under labor law (e.g., the WARN Act), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43." We have accounted for employee termination obligations incurred in the 2003 Restructuring under the WARN Act and local labor laws in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Accordingly, we recorded the liability related to these termination costs when we determine that it is both probable and estimable, which is generally when (i) we approve a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

    Facilities Abandonment: We recorded the costs associated with lease termination and/or abandonment when we ceased to utilize the leased property. Under SFAS 146, we measure the liability associated with lease termination and/or abandonment as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. We will accrete our obligations related to the 2003 and 2004 Restructurings to the then-present value and, accordingly, will recognize accretion expense as a restructuring and related expense in future periods.

    Asset Impairment/Abandonment: We accounted for costs related to the assets abandoned in connection with the 2003 and 2004 Restructurings in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and, accordingly, charged to expense the net carrying value of the long-lived assets when we abandoned the assets, primarily leasehold improvements and furniture and fixtures. Please refer to "Impairment of Long-Lived Assets" below for a further discussion of our accounting policy and related accounting estimates involved related to assessing whether an asset is impaired.

2002 Restructuring

Restructuring obligations incurred prior to the adoptions of SFAS 146 (i.e., the 2002 Restructuring) were accounted for and continue to be accounted for in accordance with EITF 94-3 and EITF 88-10. The expenses incurred in connection with the 2002 Restructuring are composed primarily of (i) severance and associated employee termination costs related to the reduction of our workforce, (ii) lease termination costs and/or costs associated with Facilities Abandonment and (iii) impairment costs related to certain long-lived assets abandoned. We accounted for the individual components of the 2002 Restructuring as follows:

    Severance: We accounted for the costs associated with the reduction of our workforce in accordance with EITF 94-3. Accordingly, we recorded the liability related to these termination costs when (i) management with the appropriate level of authority approved a termination plan that committed us to such plan and established the benefits the employees will receive upon termination; (ii) the benefit arrangement was communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identified the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan did not indicate changes to the plan were likely.

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

Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to the expenses associated with our excess facilities. For example, in determining the charge for excess facilities, we were required to estimate future sublease income (including both timing and amount of the potential sublease income), future net operating expenses of the facilities, and potential brokerage commissions, among other expenses.

The most significant of these estimates related to the timing and extent of future sublease income in which to reduce our lease obligations. Specifically, in determining our obligations related to facilities included in the Restructurings as of December 31, 2004, we reduced the estimated cash outflows related to these obligations by estimated sublease income of $211.5 million. We based our estimates of sublease income, in part, on the opinions of third-party real estate advisors, current market conditions and rental rates, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. In addition, in determining the restructuring obligations we assessed the time period over which reasonable estimates could be made.

In addition to estimating sublease income, we also estimated the remaining operating costs (e.g., maintenance, utilities, property management fees, etc.) and estimated brokerage commissions of the facilities exited in connection with the Restructurings. We based our estimates, in part, on the opinions of third-party real estate advisors, current operating expense levels in the individual facilities, an assessment of projected increases in those costs and the location of the respective facility, among other factors. In determining the restructuring obligations we also assessed the time period over which reasonable estimates could be made. As of December 31, 2004, we have estimated future operating costs and brokerage commissions for the facilities included in the Restructurings to be $73.4 million.

These estimates, along with other estimates made by management in connection with the Restructurings, may vary significantly depending, in part, upon factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected.

We have had and expect that we will continue to have adjustments to our estimates of our obligations recorded in connection with the Restructurings. For example, during 2003 and 2004 we revised our estimates related to obligations recorded in previous periods related to the Restructurings, resulting in an additional charge of $14.9 million and $0.4 million, respectively. While we believe our estimates related to our Restructurings' obligations are appropriate as of December 31, 2004, if our estimates regarding sublease income, operating costs and brokerage commissions were to change, for example, by 10%, we would be required to record an additional charge to our operations of approximately $28.5 million in the period of such change in estimate. We will continue to review the status of our Restructurings' obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that we have only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill is tested for impairment annually on July 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds its "fair value" based on quoted market prices of our common stock. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

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

During 2002, 2003 and 2004, we recorded impairment charges of $26.0 million, $17.5 million and $1.9 million, respectively, associated with certain furniture, fixtures and leasehold improvements that we abandoned in connection with the Restructurings. These assets, primarily leasehold improvements, were located in facilities that we ceased to use. Based on our evaluation of these assets we determined that the assets were not marketable for resale and oftentimes could not be removed from the premises (e.g., the asset consisted of a dividing wall or other permanent fixture). In addition, based on our assessment that we would no longer be able to utilize the underlying source code or functionality of an "acquired technology" intangible asset obtained in connection with the acquisition of Sales.com, we recognized an impairment charge of $2.4 million during 2003.

As of December 31, 2004, the net carrying value of our leasehold improvements and intangible assets (i.e., the primary asset categories in which we have experienced impairment charges in the past) were $43.1 million and $23.0 million, respectively. While we do not currently believe any of our long-lived assets are impaired, and we do not anticipate an impairment in the near term, if a change in circumstances were to occur requiring an assessment of impairment, we would be required to evaluate whether the future cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in an impairment of any of our long-lived assets, such impairment would be recorded in the period we make the impairment determination.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., license, consulting, maintenance, etc.); (iv) our historical provision for doubtful accounts, which has ranged up to 2.2% of total revenues per year; (v) our historical write-offs and recoveries; (vi) the credit-worthiness of each customer; (vii) the economic conditions of the customer's industry; and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

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

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2004, we had an aggregate of approximately $231.3 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. If different conditions should prevail, material write-downs of intangible assets and/or goodwill could occur.

As required by SFAS 142, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142. We are amortizing our intangible assets as follows: (i) acquired technology, customer contracts and non- compete agreements are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25") versus the fair value method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years (weighted-average vesting period during the five years is approximately 2.7 years). Please refer to the section below entitled "Employee Stock Options" for further discussion of the accounting for our stock-based compensation plans.

As described further below under "Recent Accounting Pronouncements," the FASB recently issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights. Effective July 1, 2005, SFAS 123R will require us to expense SBP awards as compensation expense based on the fair value of the SBP awards. While we have not yet determined whether to adopt SFAS 123R prospectively beginning July 1, 2005, or to adopt it retrospectively to January 1, 2005, we expect that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to our quarterly earnings for 2005 by up to approximately $35.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of December 31, 2004 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

Legal and Tax Contingencies

As discussed further in Note 11 to the accompanying consolidated financial statements, certain of our payroll tax returns are currently under examination by the IRS, primarily related to taxes associated with stock option exercises. While we have not received any notices of proposed adjustments with respect to this examination, we expect that the IRS may issue a notice of proposed adjustment to our payroll tax returns in 2005. While the final resolution of this on-going examination of our payroll tax returns is uncertain, based on currently available information, we believe we have made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the IRS audit of our payroll tax returns.

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

In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, and recent legal and tax rulings by the appropriate regulatory bodies, among other factors.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Income Taxes

As of December 31, 2004, our valuation allowance on deferred tax assets pertains principally to certain tax credits and net operating loss carryforwards resulting from the exercise of certain employee stock options. The valuation allowance on these deferred tax assets will be reduced in the period in which we realize the benefit from the utilization of these credits and losses to reduce our income taxes payable on our income tax return. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense. A portion of our valuation allowance on deferred tax assets pertains to certain credits and net operating loss carryforwards related to entities acquired by us. The valuation allowance on these deferred tax assets will be reduced in the period in which we realize the benefit from the utilization of these credits and losses to reduce our income taxes payable on our income tax return. When realized, the tax benefit of these credits and losses will be accounted for as a credit to goodwill rather than as a reduction of income tax expense.

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

As discussed in Note 11 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 1998 through 2003 are currently under examination by the IRS. During 2003 and 2004, we received notices from the IRS of proposed adjustments to these tax returns. In August 2004, the Company reached a tentative settlement with the IRS with respect to the IRS's examination of the Company's income tax returns for 1998 through 2000, which the Company believes resolves all significant matters outstanding with respect to the Company's income tax returns for those years. While the final resolutions of the IRS's ongoing examinations are uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. As such, we are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, we may repatriate between zero and $203.0 million of our foreign earnings, with the respective tax liability ranging between zero and $15.0 million.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R. SFAS 123R addresses all forms of SBP awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model which we currently use for our footnote disclosure). SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective July 1, 2005.

While we have not yet determined whether to adopt SFAS 123R prospectively beginning July 1, 2005, or to adopt it retrospectively to January 1, 2005, we expect that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to our quarterly earnings for 2005 by up to $35.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of December 31, 2004 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

Income Taxes

In December 2004, the FASB issued two FASB Staff Positions ("FSP") related to the AJCA. FSP No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities" ("FSP 109-1") requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. See Note 11 to the accompanying consolidated financial statements for a further discussion of the impact of these two FSPs to us.

Seasonality

Our first quarter revenues have typically been lower than the revenues in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and first quarter may be impacted by a variety of factors, including changes in the global economy, renewed terrorist attacks and other factors. Please refer to "Risk Factors—Our Operating Results May Fluctuate" for a further discussion of these factors.

Employee Stock Options

Section I. Description of Plans

Since our inception, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan" and together with the 1996 Plan, the "Plans"). Stock options granted to executive officers, key employees and non-employee members of our Board of Directors are made under the 1996 Plan and stock options granted to non-officer employees are made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

On May 5, 2004, we amended the Plans to allow us to issue restricted stock units ("RSUs"). RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder is generally not entitled to the underlying shares of common stock until the RSU vests.

Substantially all stock-based compensation grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ stock market. Substantially all of our employees participate in one of the above Plans. Stock options granted under the Plans expire no later than ten years from the grant date and generally vest over five years.

As we have previously disclosed, on January 5, 2005, the Compensation Committee of our Board of Directors established a performance stock program (the "Performance Stock Plan"), pursuant to which our directors, executive officers and select other employees may be granted restricted stock or restricted stock units under the Plans. Shares granted under the Performance Stock Plan will vest upon achievement of all or a specified portion of certain defined objective financial performance goals, or if the goals are not met, on the fourth anniversary of the grant date. Specifically, the Compensation Committee has approved the following four performance goals for 2005 and 2006:

  2005: revenue growth of approximately 15% compared to actual revenue achieved in 2004 and operating margin of 15%.
  2006: revenue growth of 15% compared to actual revenue achieved in 2005 and operating margin of 17%.

The revenue-based targets set forth above will be adjusted upward to incorporate any revenue from companies acquired during the relevant year (excluding the acquisition of edocs, Inc. in 2005) and the operating margin-based targets will be adjusted for the impact of any acquisitions and certain unusual charges (e.g., stock-based compensation, restructuring expenses, etc.).

These performance goals have been established for vesting purposes only and in no way are intended to estimate the actual levels of revenue or operating margin that we expect to achieve. Accordingly, these goals should not be interpreted to update or supersede our previously disclosed guidance on revenue and operating margins or any guidance that we may provide in the future. Rather, these performance goals are meant to incentivize our employees to outperform our publicly disclosed guidance.

For each goal that is fully achieved, vesting will be accelerated for 25% of the total shares granted, such that half of such accelerated shares will vest on January 31 of the year in which the Compensation Committee determines that a goal has been met and the remaining half will vest on January 31 of the following year. A similar performance-based plan through which stock options, rather than restricted stock and/or RSUs, will be issued was also adopted on January 5, 2005 for employees not covered by the Performance Stock Plan.

Section II. Significant Actions Taken Related to Stock Options

During 2002 through 2004, we took several steps to reduce the number of stock options outstanding, including (i) the repurchase of 28.1 million employee stock options in September 2002 in connection with the Option Repurchase, (ii) the cancellation of 26.0 million stock options by our Chairman and then-CEO in January 2003 and (iii) significantly reduced levels of stock option grants during 2002 through 2004, coupled with forfeitures of stock options by terminated employees. We believe that our actions will continue to align the interests of our employees and management with the interests of our stockholders. For a further discussion of the Option Repurchase and the cancellation of stock options, please refer to Note 8 of the accompanying consolidated financial statements.

Primarily as a result of these actions, coupled with forfeitures upon termination, stock options outstanding decreased by 61.7 million during 2002, 41.6 million during 2003 and 11.2 million during 2004 (an aggregate of 114.5 million, or 46% since December 31, 2001).

Section III. Summary of Stock Option Activity During 2004

As the following table shows, stock options outstanding decreased by 11.2 million, or 8%, during 2004, primarily due to forfeitures upon terminations. Combined activity under the Plans for the year ended December 31, 2004 is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant     Options    Price per Share
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2003.......................... 192,295,796  143,902,815   $       13.20
     Issuances of restricted stock units, net................    (425,000)          --
     Options granted to employees............................  (8,507,550)   8,507,550   $        9.85
     Options granted to officers and directors...............  (3,487,000)   3,487,000   $       10.86
     Options exercised.......................................          --   (7,042,637)  $        5.19
     Options canceled upon termination.......................  16,066,099  (16,142,596)  $       17.80
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2004.......................... 195,942,345  132,712,132   $       12.78
                                                              ============ ============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of December 31, 2004:

                                       Options Outstanding                    Options Exercisable
                         ------------------------------------------------  --------------------------
                                            Wtd. Avg.        Wtd. Avg.                     Wtd. Avg.
                            Number          Remaining         Exercise        Number       Exercise
  Options                  of Shares      Life (Years)         Price        of Shares       Price
-----------------------  -------------    -------------  ----------------  ------------ -------------
In-the-money               74,181,203              3.3    $         5.56    54,632,084   $      4.45
Out-of-the-money           58,530,929              6.0    $        21.93    39,634,781   $     23.04
                         -------------    -------------  ----------------  ------------ -------------
                          132,712,132              4.5    $        12.78    94,266,865   $     12.27
                         =============                                     ============

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of December 31, 2004 of $10.49 and out-of-the money stock options have exercise prices equal to or greater than $10.49.

Section IV. Dilution

Summary

Historically, equity ownership has been an important component of total compensation for our employees. Accordingly, substantially all employees are granted stock options upon commencement of employment. We have also granted RSUs to existing and new employees, and we will likely continue to do so in the future. In addition, we have on occasion assumed stock options of acquired businesses and rewarded existing employees for high levels of performance with additional grants of stock options (consideration of additional grants is typically scheduled to occur by the end of the second quarter of each year).

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, effective January 1, 2003 we adjusted our equity guidelines to reduce the size of stock option grants to new and existing employees. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to such time. In 2004, in addition to maintaining these guidelines for new employees, we further reduced the size of our renewal grants to existing employees from 17.8 million stock options granted in 2003 to 3.6 million stock options granted during 2004. Stock options granted in 2004 to existing employees, other than officers and members of our Board of Directors, vested in full on December 31, 2004 and have a contractual life of five years.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested equity instruments, unless the applicable agreement provides otherwise. Any vested equity instruments that are not exercised within three months from the termination date are forfeited at the expiration of the three months, unless the applicable agreement provides otherwise. Employees forfeited a total of 28.9 million, 27.7 million and 16.1 million stock options during 2002, 2003 and 2004, respectively, in connection with their termination.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2002, 2003 and 2004, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                          Year Ended December 31,
                                                                                  -------------------------------------
                                                                                     2002         2003         2004
                                                                                  -----------  ---------- -------------
Net options granted:
Stock options granted.........................................................         5,887      22,787       11,995
Stock options forfeited upon termination......................................       (28,910)    (27,660)     (16,143)
                                                                                  ------------ ----------- ------------
      Net granted (forfeited).................................................       (23,023)     (4,873)      (4,148)
                                                                                  ============ =========== ============
Dilution percentage (1).......................................................            (5)%        (1)%         (1)%
                                                                                  ============ =========== ============
Option overhang (2)...........................................................            38%        29%         26%
                                                                                  ============ =========== ============

(1)   The potential dilution to stockholders from stock options (the "Dilution Percentage") is calculated as new stock options granted during the period, net of forfeitures by employees terminating employment, divided by the total outstanding shares of common stock at the beginning of the respective period.

(2)   Stock option overhang is calculated by dividing total stock options outstanding by the total outstanding shares of common stock at the end of each period.

Distribution of Grants

As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table and the remainder of this annual report represent our CEO and the four most highly compensated executive officers for the respective year. Named Executive Officers for 2004 include Thomas M. Siebel, J. Michael Lawrie, R. David Schmaier, Kenneth A. Goldman, Edward Y. Abbo and Neil M. Weston. Summarized below is the distribution of our stock options for the years ended December 31, 2002, 2003 and 2004:

                                                                                          Year Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2003         2004
                                                                                   ----------- ----------- ------------
Grants during the period as a percentage of total granted:
  Named Executive Officers....................................................           3.4%       4.6%       23.3%
  All other officers and directors as a group.................................           0.3         3.3          5.7
                                                                                   ----------- ----------- ------------
    Total for all officers and directors......................................           3.7         7.9         29.0
  All other employees as a group..............................................          96.3        92.1         71.0
                                                                                   ----------- ----------- ------------
    Total all grants..........................................................         100.0%     100.0%      100.0%
                                                                                   =========== =========== ============

During 2004, stock options granted to our Named Executive Officers and "All other officers and directors as a group" increased significantly compared to our historical percentages for these same grant categories, primarily due to stock options granted to newly hired officers upon commencement of employment. Specifically, grants to Named Executive Officers include an aggregate of 2.0 million stock options granted to our CEO, J. Michael Lawrie, upon his commencement of employment and grants to "All other officers and directors as a group" include 0.5 million stock options granted to our Senior Vice President and General Manager, EMEA Sales upon his commencement of employment. These two grants represented 21% of all stock options granted during 2004.

Section V. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, we record deferred compensation costs related to our stock-based compensation as follows:

  Stock options—We record and measure deferred compensation for stock options granted to our employees and members of our Board of Directors when the market price of the underlying stock on the date of the grant exceeds the exercise price of the stock option on the date of the grant. We record and measure deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

  Restricted stock and RSUs—We record and measure deferred compensation for restricted stock and RSUs based on the market price of our common stock on the date of grant.

Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The terms of our stock options and restricted stock generally provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from grant and the remaining shares vesting 5% quarterly thereafter. The terms of our RSUs provide for vesting that ranges from approximately three months to five years. Please refer to Note 9 to the accompanying consolidated financial statements for a further discussion of our RSUs. We did not grant any stock options at exercise prices below the fair market value of our common stock during any period presented.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123. If we followed the fair value approach, we would record deferred compensation based on the fair value of the stock option at the date of grant as determined using the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized on a straight-line basis over the respective vesting period of the stock option.

We have continued to follow the intrinsic value method of APB 25, as we believe the accounting for stock options under SFAS 123 could be extremely confusing to investors, and perhaps may even misinform our stockholders. Specifically, we believe the expense associated with stock options under SFAS 123 has no relationship to (i) the value realized by our employees, (ii) the potential dilution to our stockholders, or (iii) the cost incurred by us. In addition, we believe the use of option valuation models as required by SFAS 123 is highly subjective.

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

                                                                                         Year Ended December 31,
                                                                                  -------------------------------------
                                                                                      2002         2003        2004
                                                                                  ------------ ----------- ------------
Net income (loss):
As reported...................................................................    $   (38,807) $   (5,191) $   110,668
                                                                                  ------------ ----------- ------------
Compensation expense related to:
  Stock options dilutive to stockholders:
   Stock-based compensation accounted for under APB 25........................          4,126       1,640        2,902
   In-the-money stock options and restricted stock units......................        (27,197)    (31,552)     (23,067)
   Stock purchase rights under the Purchase Plan..............................        (23,087)     (5,591)     (10,422)
                                                                                  ------------ ----------- ------------
      Subtotal................................................................        (46,158)    (35,503)     (30,587)
                                                                                  ------------ ----------- ------------
  Stock options not dilutive to stockholders:
   Out-of-the-money stock options.............................................       (170,007)   (125,412)    (135,195)
   Stock options cancelled for no consideration...............................       (110,553)   (251,821)          --
   Stock options forfeited in connection with terminations....................       (124,155)    (36,328)      (3,562)
   Stock options repurchased on September 30, 2002............................       (595,297)         --           --
                                                                                  ------------ ----------- ------------
      Subtotal................................................................     (1,000,012)   (413,561)    (138,757)
                                                                                  ------------ ----------- ------------
      Total pro forma expense giving effect to SFAS 123.......................     (1,046,170)   (449,064)    (169,344)
                                                                                  ------------ ----------- ------------
  Tax benefit related to SFAS 123 expense.....................................             --          --        7,519
                                                                                  ------------ ----------- ------------
  Pro forma net loss giving effect to SFAS 123................................    $(1,084,977) $ (454,255) $   (51,157)
                                                                                  ============ =========== ============

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the- money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of December 31, 2002, 2003 and 2004 were $7.40, $13.92 and $10.49, respectively.

As the table above illustrates, total pro forma expense for stock options includes $1,000.0 million, $413.6 million and $138.8 million of expense during 2002, 2003 and 2004, respectively, related to (i) stock options that were voluntarily cancelled for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.93 per share compared to a closing price of $10.49 per share as of December 31, 2004), and (iv) stock options repurchased in 2002 for $54.9 million versus the $595.3 million of pro forma expense reflected in the above table as required by SFAS 123. These items represented 96%, 92% and 82% of the pro forma expense for 2002, 2003 and 2004, respectively.

Please refer to Note 1 to the accompanying consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options, and the procedures followed by us in determining those assumptions.

Section VI. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2004:

                                                                                         Potential Realizable Value
                           Number of       Percent of                                    at Assumed Annual Rates of
                          Securities      Total Options                                   Stock Price Appreciation      Aggregate
                          Underlying       Granted to       Exercise or                   for the Option Term (5)     Black-Scholes
                            Options         Employees        Base Price     Expiration  ----------------------------  Value on Date
Officer Name                Granted        in 2004 (3)     ($/Share) (4)       Date           5%             10%      of Grant (6)
-----------------------  -------------    -------------- ----------------  ------------ -------------  ------------- --------------
Thomas M. Siebel                   --               -- %  $           --            --   $        --    $        --   $        --
J. Michael Lawrie (7)       2,000,000 (1)        16.67%  $        10.38    05/04/2010   $ 7,060,385    $16,017,606   $ 7,503,600
R. David Schmaier             100,000 (1)         0.83%  $        10.38    05/04/2010   $   353,019    $   800,880   $   361,500
Kenneth A. Goldman            100,000 (1)         0.83%  $        10.38    05/04/2010   $   353,019    $   800,880   $   361,500
Edward Y. Abbo                100,000 (1)         0.83%  $        10.38    05/04/2010   $   353,019    $   800,880   $   361,500
Neil M. Weston                500,000 (2)         4.17%  $        13.95    02/08/2010   $ 2,372,167    $ 5,381,638   $ 2,406,050

  Stock options vest 20% on the one-year anniversary from May 5, 2004, and at a rate of 5% for each quarter of service thereafter, and have a term of six years. The stock option granted to Mr. Lawrie incorporates accelerated vesting and extended exercise provisions upon a termination without cause or a change of control. Please refer to Mr. Lawrie's offer letter, a copy of which is filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2004, for further information.

  Stock options vest 20% on the one-year anniversary from January 1, 2004, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

  Based on an aggregate of 12.0 million shares subject to stock options granted to employees pursuant to the Plans during 2004, including grants to the Named Executive Officers.

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

  Represents the aggregate fair value of the stock options on the date of grant (ranging from $3.62 to $4.81 per share), as calculated using the Black-Scholes option valuation model. The fair value does not represent our prediction of our stock price performance, and historically has had little to no relationship to the value that is actually realized. Please refer to Section V above for a discussion of the limitations of SFAS 123.

  Mr. Lawrie commenced employment on May 3, 2004 and was appointed our CEO effective May 4, 2004.

In addition to the above grants of stock options, on May 5, 2004 we granted Mr. Lawrie an RSU for 350,000 shares of our common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment. In the event that Mr. Lawrie is terminated without cause or in the event of a change of control, all unvested units will immediately vest in full. Please refer to Mr. Lawrie's offer letter, which is filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2004, for more details.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2002, 2003 and 2004:

                                                                                           Year Ended December 31,
                                                                                   -------------------------------------
                                                                                       2002        2003         2004
                                                                                   ------------ ----------- ------------
Stock options held by Named Executive Officers as a percentage of:
  Total options outstanding...................................................           29.3%      18.7%       20.9%
                                                                                   ============ =========== ============
  Outstanding shares of common stock..........................................           11.2%       5.4%        5.5%
                                                                                   ============ =========== ============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on exercise of stock options during 2004 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2004:

                                                                    Number of
                                                               Securities Underlying          Value of Unexercised
                                                               Unexercised Options at        In-the-Money Options at
                            Shares                             December 31, 2004 (2)          December 31, 2004 (3)
                          Acquired on        Value         -----------------------------  -----------------------------
Officer Name               Exercise       Realized (1)      Exercisable   Unexercisable    Exercisable   Unexercisable
-----------------------  -------------   --------------    -------------  -------------   -------------  --------------
Thomas M. Siebel                   --    $          --        18,686,134            --    $142,061,158    $        --
J. Michael Lawrie (4)              --    $          --                --     2,000,000    $         --    $    80,000
R. David Schmaier             292,856    $   2,585,732         1,855,718       874,286    $  3,306,298    $   519,871
Kenneth A. Goldman                 --    $          --         2,075,000       895,000    $    132,000    $   312,000
Edward Y. Abbo                146,200    $   1,405,919           535,000       375,000    $  1,620,713    $   312,000
Neil M. Weston                     --    $          --            75,000       425,000    $         --    $        --

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of December 31, 2004.

  Based on the fair market value of our common stock as of December 31, 2004 ($10.49 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Lawrie commenced employment on May 3, 2004 and was appointed our CEO effective May 4, 2004.

Director Stock-Based Compensation

Historically, our directors have not received any cash compensation for service on the Board of Directors or any committee thereof, but have been eligible for reimbursement for certain expenses incurred in attending Board of Directors' and committee meetings. Historically, our non-employee directors have received discretionary periodic stock option grants under the 1996 Plan for service on our Board of Directors. In May 2003, after considering the criteria relating to awarding stock options and general market conditions, our Board of Directors approved the following formal guidelines relating to the grant of stock options to our non-employee directors:

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

We do not intend for stock options granted to non-employee directors to qualify as incentive stock options under the Internal Revenue Code. We believe that these option grant guidelines will motivate and reward our non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the NASDAQ applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing guidelines, from time to time, including prior to any stock option grant made to any non-employee director, the Compensation Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance by us and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

During 2004, we granted 20,000 stock options with an exercise price of $15.39 to each of our non-employee directors: James C. Gaither, Marc F. Racicot, Eric E. Schmidt, Charles R. Schwab and George T. Shaheen. The fair value of each of these stock options on the date of grant was approximately $106,000, or $5.31 per share, as determined using the Black-Scholes option valuation model. In addition, we granted 80,000 stock options with an exercise price of $12.15 per share to John W. White upon his appointment to the Board of Directors. The fair value of these stock options on the date of grant was approximately $351,000, or $4.39 per share, as determined using the Black-Scholes option valuation model.

The exercise price per share of each of the stock options granted to our Board of Director members during 2004 was equal to the fair market value of common stock on the date of grant. Each of these stock options vests 20% on the one-year anniversary of the date of grant, and at a rate of 5% for each quarter of service thereafter, and have a term of six years.

On January 31, 2005, the Nominating and Corporate Governance Committee of our Board of Directors approved 2005 compensation for our non-employee directors such that each non- employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of our common stock (based on the Black-Scholes valuation model and the fair market value of our common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005 we awarded each of James C. Gaither, C. Scott Hartz, Marc F. Racicot, Eric E. Schmidt, George T. Shaheen and John W. White compensation of $32,500 in cash and 3,750 shares of restricted stock that will vest in full on January 31, 2006 in consideration for their service as a director in 2005.

Section VII. Equity Compensation Plan Information

Information as of December 31, 2004 related to each of our stock option plans is summarized as follows:

                                                                     Number of Shares
                                        Number of      Weighted    Remaining Available
                                      Shares to Be     Average          for Future
                                       Issued Upon     Exercise       Issuance Under
                                       Exercise of     Price of    Equity Compensation
                                       Outstanding   Outstanding     Plans (Excluding
           Plan Category                 Options       Options     Options Outstanding)
------------------------------------  -------------  ------------  --------------------
 Equity compensation plans:
   Approved by stockholders (1).....    51,510,393   $      7.47            78,875,628
   Not approved by stockholders (2).    80,351,479   $     16.22           128,391,710
   Acquired companies' plans (3)....       850,260   $      9.15                    --
                                      -------------  ------------  --------------------
                                       132,712,132   $     12.78           207,267,338
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

Our operating results may fluctuate.

We have experienced in the past, and may experience in the future, a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenue, expenses and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

  Corporate and consumer confidence in the economy, evidenced, in part, by stock market levels;
  Changes in the domestic and international economic, business and political conditions;
  Economic conditions within the information technology industry;
  Economic conditions within the key industries in which we derive our revenues, including the manufacturing and distribution, communications, financial services, life sciences and public sector industries;
  Legal and other costs relating to defending intellectual property, regulatory enforcement actions and other types of litigation;
  Level of product and price competition;
  Length of our sales cycle and the discretionary nature of our customers' purchase and budget cycles;
  Size and timing of individual license transactions;
  Levels of international license transactions;
  Delay or deferral of customer implementations of our products;
  Success in expanding our professional services organization, direct sales force and indirect distribution channels;
  Our ability to develop or acquire and market new products and services and control costs;
  Timing of new product introductions and product enhancements;
  Appropriate mix of products licensed and services sold;
  Activities of and acquisitions by competitors;
  Success of, and costs associated with, integrating and achieving the anticipated benefits of our acquisitions;
  Timing of new hires and the allocation of our resources;
  Increases in the cost of software and professional services;
  Variations in marketing expenditures and our success in generating additional sales pipeline from those expenditures;
  The size of and conversion rates of our sales pipeline;
  Changes in foreign currency exchange rates;
  Seasonal variations in operating results;
  Variations in the fiscal or quarterly cycles of our customers; and
  Changes in accounting principles generally accepted in the United States.

One or more of the foregoing factors, as well as other factors, may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Further, each customer's decision to implement our products and services is discretionary, involves a significant commitment of resources and is subject to the customer's budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition or results of operations could be materially and adversely affected.

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. A slowdown in the global economy, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We realize lower margins on our professional services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower margins than our internal services business. As a result, if services revenues increase as a percentage of total revenues or if we increase our use of third parties to provide services, our margins would be negatively impacted.

Hostilities involving the United States and/or terrorist attacks could harm our business.

Our operations could be negatively impacted if there are additional terrorist attacks or threats of terrorist attacks, or if hostilities involving the United States escalate. In the past, terrorist attacks, including attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. Further, as a result of past terrorist attacks and hostilities involving the United States, we believe many of our customers and potential customers have been much more cautious in setting and spending against their capital expenditure budgets. Subsequent terrorist acts and/or the threat of future terrorist attacks or escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

The length of time required to engage a client and to implement our products may be lengthy and unpredictable.

The timing of the sales and implementation of our products and services is lengthy and not predictable with any degree of accuracy. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our software products involves a significant commitment of resources by prospective customers and may involve reengineering efforts performed by the customer or third-party systems integrators. The cost of our software product to the customer is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. For these and other reasons, the period between initial contact and the purchase and implementation of our software products is often lengthy and is subject to a number of factors, many of which we have little or no control over, and which can result in significant delays. These factors include the size and complexity of the overall project and delays in our customers' implementation of web-based computing environments, among others. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by on-going revisions to our disclosure and governance practices.

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

Because of our limited history with our OnDemand subscription model, we cannot predict our revenue or operating results.

The market for on-demand or "hosted" application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for front-office applications in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly and adversely affect our operating results. In addition, if the demand for our OnDemand services does not materialize as expected, our ability to recover our investment in UpShot Corporation and Ineto Services, Inc. ("Ineto") may be impaired. As of December 31, 2004, the carrying value of the goodwill and amortizable intangibles related to these entities was approximately $64.0 million and $5.8 million, respectively.

We began offering Siebel CRM OnDemand, a hosted CRM application delivered as an online service, in the fourth quarter of 2003, and Siebel Contact OnDemand, a hosted contact center application, in the first quarter of 2004. These OnDemand solutions are offered on a subscription basis, rather than as a perpetual license. Our OnDemand customers have no obligation to renew their service subscriptions after the expiration of the initial subscription period, which is typically 12 months. Some former customers of acquired businesses which are now a part of our OnDemand business have elected not to renew their subscriptions. In addition, our customers may elect to renew their service for fewer users. Because the fee structure for our OnDemand solutions is based on the number of users, this could reduce our revenue generated from this service. We have limited historical data with respect to rates of customer subscription renewals, so we cannot predict with any degree of certainty customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including their inability to continue their operations and/or spending levels. If our customers do not renew their subscriptions for our service, or if they renew our service for fewer users, our expectations regarding future revenues from this new product offering may be incorrect, which could adversely affect our business, financial condition or results of operations. Further, because of our limited operating history related to this subscription model, we cannot effectively estimate expense assumptions and thus we may not be able to adequately predict profitability of this business.

Interruptions or delays in our OnDemand service from our third-party hosting providers could impair the delivery of our service and harm our business.

We have entered into strategic relationships with hosting providers, including IBM and British Telecom, to provide our OnDemand service through computer hardware located at the facilities of these third parties. We do not control the operation of these facilities, which could be subject to damage or interruption from a variety of sources, including earthquakes, fires, power loss, telecommunications failures and similar events. The occurrence of one of these events or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, the failure by one of our hosting providers to provide the required data communications capacity could result in interruptions in our service. Interruptions in our service, among other things, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates.

If our security measures are breached and an unauthorized party obtains access to a customer's data, our OnDemand service may be perceived as being insecure and customers may curtail or stop using our service.

Our OnDemand service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose existing customers and our ability to obtain new customers.

We may not realize the anticipated benefits of past or future acquisitions, and integration of acquisitions may disrupt our business and management.

We have in the past and may in the future acquire additional companies, products or technologies. Most recently, we acquired edocs, Inc. in January 2005, Eontec Limited in April 2004, and Ineto in January 2004. We may not realize the anticipated benefits of these or any other acquisition and each acquisition has numerous risks. These risks include:

  difficulty in assimilating the operations and personnel of the acquired company;
  difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
  difficulty in maintaining controls, procedures and policies during the transition and integration;
  disruption of our on-going business and distraction of our management and employees due to integration issues;
  inability to retain key technical and managerial personnel from the acquired business;
  inability to retain key customers, distributors, vendors and other business partners of the acquired business;
  inability to achieve the financial and strategic goals for the acquired and combined businesses;
  we may incur acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
  our relationships with employees, customers, partners or third-party providers of technology or products could be impaired;
  the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things; and
  we may incur significant exit charges if products acquired in business combinations are unsuccessful.

Ultimately, if we do not successfully complete the integration of acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

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

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through much of 2004, our revenues declined in part as a result of a deterioration of the overall economy and information technology industry. These changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed a series of Restructurings, as described more fully in Note 2 to the accompanying consolidated financial statements. The Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if our operations return to positive growth we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition or results of operations.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel. If we are not be able to expand our direct sales force, professional services staff, and technical and sales support staff as necessary to support our operations, our business and operations could be harmed.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or recent changes in accounting for equity compensation could adversely affect our earnings.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options under APB 25 and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123R, which will require us to expense stock options in our statement of operations no later than July 1, 2005. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date.

While we have not yet determined whether to adopt SFAS 123R prospectively beginning July 1, 2005, or to adopt it retrospectively to January 1, 2005, upon adoption of SFAS 123R, we estimate that our earnings in 2005 could be reduced by up to approximately $35.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of December 31, 2004 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we anticipate that we will modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

In particular, we have established non-exclusive strategic relationships with Accenture, Capgemini, Deloitte Consulting, IBM and BearingPoint, among others. A significant portion of our revenues has historically been derived from customers that have engaged systems integrators with which we have a relationship. Any deterioration of our relationships with these significant systems integrators could have a material adverse effect on our business, financial condition or results of operations. Our current and potential customers may also rely on third-party systems integrators to develop, deploy or manage Siebel Business Applications. If we do not adequately train a sufficient number of systems integrators, or if these integrators do not have, or do not devote, the resources necessary to implement our products, our business, financial condition or results of operations could be materially and adversely affected.

We also have relationships with technology vendors such as Hewlett-Packard, Intel, Microsoft and Sun Microsystems, among others. Failure to maintain existing relationships with such vendors on acceptable terms, or to establish new relationships with technology vendors in the future, could have a material adverse effect on our business, financial condition or results of operations.

If we do not maintain our relationships with third-party vendors, interruptions in the supply of our products may result.

Portions of our products incorporate software that was developed and is maintained by third-party software developers. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Although we believe there are other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The inability to replace, or any significant delay in the replacement of, functionality provided by third-party software in our products could materially and adversely affect our business, financial condition or results of operations.

Our customers may not successfully implement our products.

Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. These end users may not accept our products. Our products are also being deployed on a variety of computer hardware platforms and used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our products concurrently. If existing customers have difficulty deploying Siebel Business Applications or our OnDemand solutions or for any other reason are not satisfied with Siebel Business Applications or our OnDemand solutions, our business, financial condition or results of operations could be materially and adversely affected.

Our distribution channels may create additional risks.

We have a number of relationships with third-party resellers that assist us in selling our products. We generally do not have exclusive relationships with these resellers. In an effort to minimize channel conflicts among our resellers, we have implemented certain policies and licensing programs with each of our resellers. These policies and programs may not effectively minimize or eliminate all channel conflicts. Failure to minimize channel conflicts could result in lost sales opportunities or impair our relationship with our third-party resellers or customers, among other consequences, which could materially and adversely affect our business, operating results and financial condition.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs, and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or enhancements to Siebel Business Applications or our OnDemand solutions that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products or enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to Siebel Business Applications or our OnDemand solutions are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results or financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition or results of operations.

We cannot predict the demand for Internet-related products and services.

Siebel Business Applications and our OnDemand solutions communicate through public and private networks over the Internet. The success of our products and services may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. We cannot predict whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and services and the introduction of new products and services. Further, critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease-of-use, accessibility, quality of service, the impact of "viruses," "worms" and similar malicious programs, and potential tax or other government regulation remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and services and the distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

If the web-based applications market fails to grow at the pace we expect or at all, our business, financial condition or results of operations could be materially and adversely affected. The market for web-based applications software is relatively new, highly competitive and rapidly changing. We market our products primarily to customers who have migrated or are in the process of migrating their enterprise computing systems to web-based computing environments. Our future financial performance will partly depend on the continued growth of organizations successfully adopting web-based computing environments.

To be successful, we must effectively compete against others in the business applications market.

Our products are designed for the front-office business applications software market. This market is highly competitive, rapidly changing, and significantly affected by new product introductions and the activities of other market participants. Our products are specifically targeted at the CRM market, as well as the markets for business analytics and customer data integration. We face competition primarily from our customers' internal information technology departments and systems integrators, as well as other application software providers that offer a variety of products and services designed to address these markets. We may not be able to compete successfully against such internal development efforts.

Our customers and prospective customers are increasingly evaluating their software procurement needs with a focus on the long-term total cost of ownership, which includes the cost of the license and the related professional services, such as implementation, training and technical support. With significantly lower license costs from competitive solutions, and no license cost for internal projects, our success depends on our ability to adequately communicate our strengths in the relative capabilities of our products, the total cost of ownership of the various alternative solutions, and the total return on investment of each of these alternatives.

The following is a discussion of the competitive environments in which we operate:

Internal Development

We continue to believe that our primary competition comes from custom-built applications. Specifically, many of our customers and potential customers have in the past developed CRM, customer and business intelligence and certain customer data integration solutions in-house, either alone or with the help of systems integrators. In some cases, these internal development projects have been successful in satisfying the needs of the organization. To compete successfully, our products must conform to the customer's information technology standards, scale to meet the needs of growing enterprises, operate globally and cost less than an internal development effort. We may not be able to compete effectively against these internal development efforts.

Systems Integrators

We also face competition from systems integrators engaged by companies to build custom applications. To successfully compete in this area, we must demonstrate and provide to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

We frequently rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other professional services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, some of these third parties have significantly greater resources than we do and may market software products that compete with us and may otherwise reduce or discontinue their relationships with or support of us and our products.

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or a particular industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; The Sage Group; Salesforce.com, Inc.; SAS Institute, Inc.; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation and SAP AG, which compete in a majority of our product lines.

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

There are many factors that may increase competition in the business applications software market, including (i) entry of new competitors, (ii) alliances among existing competitors, (iii) alliances between our competitors and systems integrators, (iv) consolidation in the software industry or among systems integrators, and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations. We may not be able to compete successfully against current and future competitors or competitive pressures faced by us may materially and adversely affect our business, financial condition or results of operations.

Industry consolidation may lead to stronger competitors, which may harm our operating results.

Many leading companies in the market for business applications software have been the subject of mergers, acquisitions and divestitures during the last several years. For example, Oracle Corporation completed its acquisition of PeopleSoft, Inc. during the fourth quarter of 2004. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing business applications software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.

Our performance depends on the continued service of our key technical, sales and senior management personnel. Our key employees have not entered into employment agreements with a specified term of employment with us. The loss of one or more of our senior management personnel could have a material adverse effect on our business, financial condition or results of operations. In recent years, we have had members of our senior management announce their retirement or departure from our company. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices.

We have restructured, and may in the future restructure, our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes and other internal considerations. Changes in the structure of the sales force and sales force management have resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. If we continue to restructure our sales force, then the transition issues associated with restructuring the sales force may recur. Such restructuring or associated transition issues can be disruptive and adversely impact our business and operating results.

Software errors or defects in our products could reduce revenues.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released, and can be affected by viruses. We have in the past been, and may in the future be, forced to delay the commercial release of products until the software problems have been corrected. We could lose revenues as a result of software viruses, errors or defects, including defects in third-party products with which our products work. Our products are intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

We may not be able to protect our proprietary information.

We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate. We have entered into agreements with substantially all of our customers that require us to place Siebel Business Applications source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business, or (iii) we fail to meet our support obligations.

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

Our revenues are primarily derived from large multinational companies. To service the needs of these companies, we must provide worldwide product support services. We have expanded and in the future may expand our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for Siebel Business Applications and our OnDemand solutions. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

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

The trading price of our common stock has fluctuated substantially since our initial public offering in June 1996. The trading price is subject to significant fluctuations in response to (i) variations in quarterly operating results; (ii) the gain or loss of significant orders; (iii) changes in earnings estimates by analysts; (iv) changes in our revenue and/or earnings expectations as announced in our earnings calls; (v) announcements of technological innovations or new products by us or our competitors; (vi) changes in domestic and international economic, political and business conditions; (vii) general conditions in the software and computer industries; (viii) the recent lack of public confidence in corporate governance and accounting practices; and (ix) other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

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

The following table summarizes as of December 31, 2004 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                             Contract Amount   Contract        Fair
                                             (Local Currency)   Amount     Value (US$)
                                             ----------------  ---------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$)...................      (AUD) 8,283   US$6,148  $       (283)

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)......................     (BRL) 29,712  US$10,004  $       (654)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)......................      (GBP) 4,247  EUR 6,437  $        649

Canadian dollars ("CAD") (contracts to
  pay CAD/receive US$)......................      (CAD) 2,665   US$2,110  $         26

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)......................  (JPY) 1,366,116  US$13,065  $       (253)

Korea won ("KRW") (contracts to
  pay KRW/receive US$)......................    (KRW) 736,389     US$687  $         19

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$)...................     (MXN) 11,877   US$1,010  $        (22)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$)...................      (SGD) 4,272   US$2,612  $          8

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR)...................     (CZK) 14,345    EUR 417  $         54

Euros ("EUR") (contracts to receive
  EUR/pay US$)..............................    (EUR) 222,504 US$286,523  $     16,544

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)......................     (SEK) 15,375  EUR 1,704  $         13

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)......................      (CHF) 7,253  EUR 4,733  $        (35)

The following table summarizes our short-term investments and the weighted average yields as of December 31, 2004 (in thousands, except percentages):

                                                                 Expected Maturity Date
                                           -----------------------------------------------------------------------------
                                             2005       2006       2007       2008       2009    Thereafter     Total
                                           ---------  ---------  ---------  ---------  --------  ----------  -----------
U.S. Treasury and Agency securities....... $162,014   $172,763    $55,681     $5,887    $5,982     $    --     $402,327
  Weighted average yield..................     2.74%      3.07%      3.19%      3.21%     3.74%

Corporate bonds...........................  159,679    244,982    225,545     65,063    82,168      36,895      814,332
  Weighted average yield..................     2.95%      3.13%      3.40%      3.64%     4.02%       2.36%

Asset-backed securities...................  120,672    218,141     96,985     29,069     4,585          --      469,452
  Weighted average yield..................     3.01%      3.28%      3.49%      3.87%     4.07%
                                           ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments.............. $442,365   $635,886   $378,211   $100,019   $92,735     $36,895   $1,686,111
                                           =========  =========  =========  =========  ========  ==========  ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2004, the fair value of the above investments would decline by approximately $24.2 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the reports of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have historically made our internal control over financial reporting a high priority and we continue to do so. Our Internal Control Committee, comprised primarily of senior financial and legal personnel, assists us in ensuring that our internal control over financial reporting is complete, accurate and appropriately documented. In addition, our internal audit department reviews and tests our internal control in order to ensure that it is designed appropriately and is operating as designed. The Sarbanes-Oxley Act of 2002 ("SOX") and resulting rules adopted by the Securities and Exchange Commission served as a catalyst for us to formalize many of our processes, controls and procedures that we have instituted to ensure proper financial reporting. The following is a summary of the procedures that we have undertaken with respect to Sections 302 and 404 of SOX.

Section 302

Attached as Exhibits 31 and 32 to this annual report are two separate forms of certifications by our CEO and CFO. The certifications attached as Exhibits 31.1 and 31.2 are required under Section 302 of SOX (the "Section 302 Certifications"). The information contained below relates to the "Controls Evaluation" referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of December 31, 2004 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the "Disclosure Control"), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), and our internal control and procedures for financial reporting (the "Internal Control"), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present our CEO's and CFO's conclusions about the effectiveness of our Disclosure Control and Internal Control based on and as of the date of the Controls Evaluation. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below under Section 404, as of the Evaluation Date, our Disclosure Control was effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in reports filed or furnished with the SEC.

Our CEO and CFO note that during the fourth quarter of 2004, we corrected our method of accounting for certain facilities leases to properly record the rent expense on a straight-line basis over the lease term for all of our operating leases, including implementing additional policies and procedures to strengthen our Internal Control. There were no other significant changes in our Internal Control or in other factors that could materially affect or are reasonably likely to affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Control a high priority and strive to continually improve our Internal Control. Accordingly, we have taken and will continue to take corrective action if and as we discover deficiencies in our Internal Control.

Section 404

Under Section 404 of SOX, we are required to document our Internal Control over business and financial processes and procedures that may affect our reported financial results. In addition, we have provided our conclusion regarding the effectiveness of our Disclosure Control below. Further, our management report on Internal Control over financial reporting, along with the opinion and audit report of our independent auditors with respect to our Internal Control, can be found in "Item 15. Exhibits and Financial Statement Schedules" to this annual report.

Responsibility for Disclosure and Internal Control

Our management, including our CEO and CFO, has the responsibility of establishing and maintaining adequate Disclosure Control and Internal Control over our financial reporting. Disclosure Control is a set of procedures that is designed to ensure that information required to be disclosed in reports filed or furnished with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Control is also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control is a set of processes designed by, or under the supervision of, our principal executive and financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP"). Internal Control includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Control or our Internal Control will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation Under Section 404

Our Controls Evaluation included formal documentation and review of the controls' objectives and designs, along with our controls' implementation and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures. As an example, during 2004 we identified a significant deficiency in our Internal Control related to our accounting for certain of our facilities leases, which we corrected in the fourth quarter of 2004 through the institution of additional controls and procedures.

Among other matters, we sought in our evaluation to determine whether there were any control deficiencies (particularly "significant deficiencies" or "material weaknesses") in our Internal Control, and whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Control. This information was important both for our Controls Evaluation and because Item 5 in the Section 302 Certifications requires that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and report on related matters in this section of the annual report. In professional auditing literature, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "significant deficiency" in the control structure exists when there is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential in amount will not be prevented or detected. A "material weakness" is defined in auditing literature as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In addition to performing this review under Section 404 of SOX on an annual basis, we will perform a similar evaluation in connection with our review of our Internal Control under Section 302 of SOX on a quarterly basis and report the conclusions concerning controls effectiveness in our quarterly reports and annual report. Our Internal Control is also evaluated on an on-going basis by our internal audit department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Control and our Internal Control and to make modifications as necessary. Our objective is to maintain Disclosure Control and Internal Control as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our Disclosure Control. Based on this evaluation, our CEO and CFO concluded that our Disclosure Control was effective as of the end of the period covered by this annual report.

Management's Report on Internal Control

Our management's assessment of the effectiveness of our Internal Control as of the Evaluation Date is discussed in the management's report on Internal Control and is included in "Item 15. Exhibits and Financial Statement Schedules" to this annual report.

Audit Report of KPMG LLP

Our management's assessment of the effectiveness of our Internal Control as of the Evaluation Date has been audited by KPMG LLP, our independent registered public accounting firm. Their unqualified opinion and audit report on our Internal Control is also included in "Item 15. Exhibits and Financial Statement Schedules" to this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

The following sets forth certain information regarding our executive officers as of February 22, 2005, and their ages as of such date:

Name Thomas M. Siebel J. Michael Lawrie R. David Schmaier Kenneth A. Goldman Edward Y. Abbo Peter R. Burridge Gary W. Hanna Steven M. Mankoff Eileen J. McPartland Neil M. Weston	Age 52 51 41 55 40 40 44 42 50 56

Position
Chairman
Chief Executive Officer
Executive Vice President
Senior Vice President, Finance and Administration and Chief Financial Officer
Senior Vice President, Technology and Chief Technology Officer
Senior Vice President and General Manager, Asia Pacific and Japan
Senior Vice President and General Manager, Americas
Senior Vice President, Technical Services
Senior Vice President, Global Services
Senior Vice President and General Manager, EMEA

Thomas M. Siebel has served as our Chairman since our inception in July 1993. From July 1993 through May 3, 2004, Mr. Siebel also served as our Chief Executive Officer.

J. Michael Lawrie has served as a Director of Siebel Systems and our Chief Executive Officer since May 2004. Prior to joining Siebel Systems, Mr. Lawrie served in various positions at IBM Corporation for over 26 years. From July 2001 to May 2004, Mr. Lawrie served as Senior Vice President and Group Executive at IBM, where he was responsible for IBM's worldwide sales and distribution activities. Mr. Lawrie served as IBM's General Manager, Europe, Middle East and Africa (EMEA) from 1998 to June 2001 and held various sales, marketing, development and financial management positions from 1977 to 1998. Mr. Lawrie is a member of the Board of Trustees of Ohio University.

R. David Schmaier has served as our Executive Vice President since January 2001. Mr. Schmaier served as our Senior Vice President, Products from January 1998 to January 2001 and as our Vice President, Product Marketing from October 1995 to January 1998. Mr. Schmaier joined us in 1994 as Director, Product Marketing.

Kenneth A. Goldman has served as our Senior Vice President, Finance and Administration and Chief Financial Officer since August 2000. From July 1996 to July 2000, Mr. Goldman served as Executive Vice President of Finance and Chief Financial Officer of Excite@Home, Inc. From 1992 to 1996, Mr. Goldman served as Senior Vice President of Finance and Chief Financial Officer of Sybase, Inc. Mr. Goldman serves on the boards of directors of Juniper Networks, Inc. and Leadis Technology Inc. Mr. Goldman was a member of FASAC (the Financial Accounting Standards Board Advisory Council) from December 1999 through December 2003.

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

Peter R. Burridge has served as our Senior Vice President and General Manager, Asia Pacific and Japan since January 2005. Prior to joining us, Mr. Burridge spent 15 years at Oracle Corporation in various executive sales positions, the latest of which was as Oracle Corporation's Senior Vice President of Communications, Media and Utilities, Financial Services Institutions, and Government, Education and Healthcare for Asia Pacific in which he served from August 2004 to January 2005. Mr. Burridge served as Oracle Corporation's Vice President of Industries, Asia Pacific from June 2002 to July 2004; Vice President of Sales Programs, Asia Pacific from June 2001 to May 2002; and as Vice President of B2B Exchanges, Asia Pacific from December 1999 to May 2001.

Gary W. Hanna has served as our Senior Vice President and General Manager, Americas since January 2005. Mr. Hanna has served in a variety of sales management positions since joining the Company in 1997, including President, Americas Sales from January 2004 to January 2005, Vice President from January 2002 to January 2004 and Regional Manager from December 1997 to January 2002. Prior to joining the Company, from 1989 to 1997, Mr. Hanna worked in a variety of sales management positions at Oracle Corporation.

Steven M. Mankoff has served as our Senior Vice President, Technical Services since January 2001 and served as our Vice President, Technical Services from March 1998 to December 2000. From October 1994 to February 1998, Mr. Mankoff held a variety of senior services positions within Siebel Systems.

Eileen J. McPartland joined us as Senior Vice President, Global Services in August 2004, responsible for our Professional Services, Application Management, Sales Methodology, and End User Education business units. Ms. McPartland has over 20 years of experience in various professional services leadership roles. From August 2002 to July 2003, Ms. McPartland served as The Gartner Group's Senior Vice President and General Manager, Global Research. Prior to Gartner, Ms. McPartland served as Executive Vice President, Global Product Solutions and Delivery for Ariba, Inc. from January 2000 to July 2002; Partner in charge of Global Change Management at Accenture from August 1998 to September 1999; and Executive Vice President at SAP America from July 1994 to August 1998.

Neil M. Weston has served as our Senior Vice President and General Manager, EMEA since January 2005, and served as our President, EMEA Sales from January 2004 to January 2005. From October 2002 to December 2003, Mr. Weston served as President, Global Sales with eWise Systems, a supplier of account aggregation software. From September 2001 to September 2002, Mr. Weston served as Vice President, Asia Pacific with Vignette Corporation, a supplier of content management software. From May 1997 to July 2001, Mr. Weston served in a variety of sales management positions with Siebel Systems, including Vice President from May 2000 to July 2001 and Managing Director, United Kingdom from May 1997 to May 2000.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of our common stock as of December 31, 2004. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common stock.

Certain information required by this Item is incorporated by reference to the sections entitled "Audit Committee," "Code of Ethics," "Directors," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2005.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled "Fees Paid to Independent Auditors" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report:

1. Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

The exhibits in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

EXHIBIT INDEX
Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated October 14, 2003, among the Registrant, Underground Acquisition Corp. and UpShot Corporation. (1)
2.2	Share Purchase Agreement dated as of April 20, 2004, by and among Siebel Systems Ireland Holdings Limited, Eontec Limited, the Selling Shareholders and Bernard Horn, as Shareholders' Agent. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (3)
3.2	Amended and Restated Bylaws of the Registrant. (4)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (5)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (6)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (7)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (8)
4.6	Rights Agreement dated as of January 29, 2003, between Siebel Systems, Inc. and Mellon Investors Services LLC, as Rights Agent. (8)
4.7	Form of Rights Certificate. (8)
10.1	Registrant's 1996 Equity Incentive Plan, as amended. (9)
10.2	Registrant's 1998 Equity Incentive Plan, as amended. (9)
10.3	Registrant's 2003 Employee Stock Purchase Plan. (10)
10.4	Siebel Systems, Inc. Performance Stock Plan. (11)
10.5	Siebel Systems, Inc. Nonqualified Deferred Compensation Plan. (12)
10.5.1	Amended and Restated Siebel Systems, Inc. Nonqualified Deferred Compensation Plan. (13)
10.6	Siebel Systems, Inc. Executive Bonus Plan. (11)
10.7	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (5)
10.8	Form of Restricted Stock Unit Award Agreement and Notice. (9)
10.9	Form of Registrant's Restricted Stock Grant Notice. (4)
10.10	Assignment Agreement, dated September 20, 1995, by and between the Registrant and Thomas M. Siebel. (5)
10.11	Offer Letter, dated April 28, 2004, to J. Michael Lawrie. (14)
10.12	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (15)
10.12.1	First Amendment to Lease dated June 11, 1999, and Second Amendment to Lease dated July 31, 1999. (16)
10.13	Lease Agreement, dated March 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (15)
10.13.1	First Amendment to Lease dated June 11, 1999, and Second Amendment to Lease dated July 31, 1999. (16)
10.14	Lease Agreement, dated June 11, 1999, by and between the Registrant and Sobrato Interests III, as amended. (15)
10.14.1	First Amendment to Lease dated September 23, 2000. (16)
10.15	Office Lease Agreement, dated September 14, 2000, by and between the Registrant and Wilson Equity Office, LLC. (17)
10.15.1	First Amendment to Office Lease Agreement, dated December 21, 2001, and Second Amendment to Office Lease Agreement, dated September 25, 2002. (17)
10.16	Lease, dated December 29, 2000, by and between the Registrant and PW Acquisitions VIII, LLC. (4)
10.16.1	First Amendment to Lease dated April 29, 2003 between Bay Meadows Park Place Investors, LLC, as landlord, and Siebel Systems, Inc., as tenant. (18)
10.17	Non-Employee Director Compensation Arrangement. (19)
21.1	Subsidiaries of the Registrant. (20)
23.1	Consent of Independent Registered Public Accounting Firm. (20)
24.1	Power of Attorney. (21)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

____________________

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

  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.

  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.

  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

  Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-106671) filed on June 30, 2003.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 11, 2005.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2004.

  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 8, 2005.

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

  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 24, 2005.

  Filed herewith.

  Included on signature page.

Management's Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Siebel Systems, Inc.:

The management of Siebel Systems, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting ("Internal Control") for the Company. Internal Control is a set of processes designed by, or under the supervision of, the Company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP"). Please refer to "Item 9A. Controls and Procedures" of this annual report on Form 10-K for the limitations of Internal Control.

Under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its Internal Control based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this evaluation under the COSO framework, management concluded that the Company's Internal Control was effective in providing reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as of December 31, 2004.

Management's assessment of the effectiveness of the Company's Internal Control as of December 31, 2004 has been audited by KPMG LLP, the Company's independent registered public accounting firm. KPMG LLP has issued their unqualified audit opinion on management's assessment of the Company's Internal Control, which is included on page 77 of this annual report on Form 10-K for the year ended December 31, 2004.

Dated: March 9, 2005

By: /s/ J. Michael Lawrie Chief Executive Officer	By: /s/ Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Siebel Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Siebel Systems, Inc. (the "Company") and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siebel Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Siebel Systems, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Siebel Systems, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 15, that Siebel Systems, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Siebel Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Siebel Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Siebel Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Siebel Systems, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 11, 2005

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands; except per share data)

                                                                             December 31,
                                                                      ---------------------------
                                                                          2003          2004
                                                                      ------------- -------------
Assets

Current assets:
   Cash and cash equivalents......................................... $    546,542  $    560,377
   Short-term investments............................................    1,476,664     1,686,111
                                                                      ------------- -------------
          Total cash, cash equivalents and short-term investments....    2,023,206     2,246,488

   Accounts receivable, net..........................................      259,834       293,527
   Deferred income taxes.............................................       11,973        17,542
   Prepaids and other................................................       52,186        53,894
                                                                      ------------- -------------
          Total current assets.......................................    2,347,199     2,611,451

Property and equipment, net..........................................      157,391        83,908
Goodwill.............................................................      140,957       208,306
Intangible assets, net...............................................       10,786        23,004
Other assets.........................................................       42,406        36,937
Deferred income taxes................................................      151,788       123,828
                                                                      ------------- -------------
          Total assets............................................... $  2,850,527  $  3,087,434
                                                                      ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.................................................. $     18,907  $     10,048
   Accrued expenses..................................................      333,270       346,672
   Restructuring obligations.........................................       53,676        30,639
   Deferred revenue..................................................      282,217       357,223
                                                                      ------------- -------------
          Total current liabilities..................................      688,070       744,582

Restructuring obligations, less current portion......................       99,250        75,227
Other long-term liabilities..........................................       22,437        20,981
                                                                      ------------- -------------
          Total liabilities..........................................      809,757       840,790
                                                                      ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     498,305 and 508,953 shares issued and outstanding, respectively.          498           509
  Additional paid-in capital.........................................    1,550,834     1,635,652
  Deferred compensation..............................................       (1,479)       (2,993)
  Accumulated other comprehensive income.............................       58,650        70,541
  Retained earnings..................................................      432,267       542,935
                                                                      ------------- -------------
          Total stockholders' equity.................................    2,040,770     2,246,644
                                                                      ------------- -------------
          Total liabilities and stockholders' equity................. $  2,850,527  $  3,087,434
                                                                      ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

                                                                      Year Ended December 31,
                                                             --------------------------------------
                                                                 2002         2003         2004
                                                             ------------ ------------ ------------
Revenues:
    Software license........................................ $   700,344  $   482,274  $   487,127
    Professional services, maintenance and other............     934,963      871,954      852,666
                                                             ------------ ------------ ------------
        Total revenues......................................   1,635,307    1,354,228    1,339,793
                                                             ------------ ------------ ------------
Cost of revenues:
    Software license........................................      21,612       18,357       13,316
    Professional services, maintenance and other............     542,938      490,006      443,585
                                                             ------------  -----------  -----------
        Total cost of revenues..............................     564,550      508,363      456,901
                                                             ------------ ------------ ------------
        Gross margin........................................   1,070,757      845,865      882,892
                                                             ------------ ------------ ------------
Operating expenses:
    Product development.....................................     368,387      310,686      299,051
    Sales and marketing.....................................     478,816      358,318      337,690
    General and administrative..............................     119,783      106,594      104,541
    Restructuring and related expenses......................     202,398      102,310        6,789
    Purchased in-process product development................          --        5,312        6,000
                                                             ------------ ------------ ------------
        Total operating expenses............................   1,169,384      883,220      754,071
                                                             ------------ ------------ ------------
        Operating income (loss).............................     (98,627)     (37,355)     128,821
                                                             ------------ ------------ ------------

Other income, net:
    Interest and other income, net..........................      58,491       54,071       47,765
    Loss on early extinguishment of debt....................          --      (10,711)          --
    Interest expense........................................     (20,016)     (14,927)      (1,019)
                                                             ------------ ------------ ------------
        Total other income, net.............................      38,475       28,433       46,746
                                                             ------------ ------------ ------------
        Income (loss) before income taxes...................     (60,152)      (8,922)     175,567
Income tax provision (benefit)..............................     (21,345)      (3,731)      64,899
                                                             ------------ ------------ ------------
        Net income (loss)................................... $   (38,807) $    (5,191) $   110,668
                                                             ============ ============ ============

Diluted net income (loss) per share......................... $     (0.08) $     (0.01) $      0.20
                                                             ============ ============ ============
Basic net income (loss) per share........................... $     (0.08) $     (0.01) $      0.22
                                                             ============ ============ ============

Shares used in diluted share computation....................     475,617      491,961      540,530
                                                             ============ ============ ============
Shares used in basic share computation......................     475,617      491,961      505,044
                                                             ============ ============ ============
Comprehensive income (loss):
      Net income (loss)..................................... $   (38,807) $    (5,191) $   110,668
      Other comprehensive income (loss), net of taxes:
        Foreign currency translation adjustments............      18,500       35,331       23,328
        Realized gain on marketable investments previously
          recognized in other comprehensive income..........      (7,452)      (4,042)      (1,612)
        Unrealized gain on investments......................      11,459       (1,320)      (9,825)
                                                             ------------ ------------ ------------
      Other comprehensive income (loss).....................      22,507       29,969       11,891
                                                             ------------ ------------ ------------
      Total comprehensive income (loss)..................... $   (16,300) $    24,778  $   122,559
                                                             ============ ============ ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                          Accumulated
                                                          Common Stock        Additional     Deferred       Other                       Total
                                                      ---------------------    Paid-in     Compensation  Comprehensive   Retained   Stockholders'
                                                       Shares      Amount      Capital      and Other    Income (Loss)   Earnings      Equity
                                                      ---------  ----------  ------------  ------------  -------------  ----------  -------------
Balances, December 31, 2001..........................  466,950   $     467   $ 1,357,422   $    (8,784)  $      6,174   $ 476,265   $  1,831,544
Stock option exercises...............................   10,651          11        63,547            --             --          --         63,558
Employee stock purchase plan issuances...............    3,109           3        29,363            --             --          --         29,366
Common stock issuance in connection with
  Option Repurchase..................................    5,473           5        31,466            --             --          --         31,471
Restricted stock issuances...........................      200          --         1,447        (1,447)            --          --             --
Repurchase of common stock subject to vesting........     (217)         --          (392)           --             --          --           (392)
Forfeiture of stock options issued below fair value..       --          --        (1,424)        1,424             --          --             --
Amortization of stock-based compensation, net........       --          --        (1,048)        5,174             --          --          4,126
Change in unrealized gain on marketable
  investments, net of taxes of  $2,671...............       --          --            --            --          4,007          --          4,007
Currency translation adjustment......................       --          --            --            --         18,500          --         18,500
Issuance of common stock in connection with
  acquisition earnouts...............................      262          --         6,231          (227)            --          --          6,004
Repayments of stockholder notes......................       --          --            --           422             --          --            422
Net loss.............................................       --          --            --            --             --     (38,807)       (38,807)
                                                      ---------  ----------  ------------  ------------  -------------  ----------  -------------
Balances, December 31, 2002..........................  486,428         486     1,486,612        (3,438)        28,681     437,458      1,949,799
Stock option exercises...............................   10,747          11        56,800            --             --          --         56,811
Employee stock purchase plan issuances...............      927           1         5,834            --             --          --          5,835
Contribution of leased facilities and other..........       --          --           246            --             --          --            246
Repurchase of common stock subject to vesting........       (4)         --            (9)           --             --          --             (9)
Forfeiture of stock options issued below fair value..       --          --          (282)          282             --          --             --
Amortization of stock-based compensation, net........       --          --           (37)        1,677             --          --          1,640
Change in unrealized gain on marketable
  investments, net of taxes of  ($3,574).............       --          --            --            --         (5,362)         --         (5,362)
Currency translation adjustment......................       --          --            --            --         35,331          --         35,331
Issuance of common stock in connection with
  acquisition earnouts...............................      207          --         1,670            --             --          --          1,670
Net loss.............................................       --          --            --            --             --      (5,191)        (5,191)
                                                      ---------  ----------  ------------  ------------  -------------  ----------  -------------
Balances, December 31, 2003..........................  498,305         498     1,550,834        (1,479)        58,650     432,267      2,040,770
Stock option exercises...............................    7,043           7        36,568            --             --          --         36,575
Employee stock purchase plan issuances...............    3,675           4        26,987            --             --          --         26,991
Contribution of leased facilities and other..........       --          --           261            --             --          --            261
Tax benefit from stock-based compensation............       --          --        16,586            --             --          --         16,586
Repurchase of common stock subject to vesting........      (70)         --            --            --             --          --             --
Issuance of stock-based compensation, net............       --          --         4,913        (4,913)            --          --             --
Forfeiture of stock options issued below fair value..       --          --          (497)          497             --          --             --
Amortization of stock-based compensation, net........       --          --            --         2,902             --          --          2,902
Change in unrealized gain on marketable
  investments, net of taxes of  ($7,349).............       --          --            --            --        (11,437)         --        (11,437)
Currency translation adjustment......................       --          --            --            --         23,328          --         23,328
Net income...........................................       --          --            --            --             --     110,668        110,668
                                                      ---------  ----------  ------------  ------------  -------------  ----------  -------------
Balances, December 31, 2004..........................  508,953   $     509   $ 1,635,652   $    (2,993)  $     70,541   $ 542,935   $  2,246,644
                                                      =========  ==========  ============  ============  =============  ==========  =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                                                             Year Ended December 31,
                                                                                     ---------------------------------------
                                                                                         2002         2003         2004
                                                                                     ------------ ------------ -------------
Cash flows from operating activities:
   Net income (loss)...............................................................  $   (38,807) $    (5,191) $    110,668
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in the Restructurings..........       25,955       17,506         1,908
      Write-off of purchased in-process product development........................           --        5,312         6,000
      Write-off of acquired technology.............................................           --        2,449            --
      Loss on early extinguishment of debt.........................................           --       10,711            --
      Depreciation and other amortization..........................................      145,238      150,938       102,208
      Amortization of identifiable intangible assets...............................        8,646        6,295         9,921
      Stock-based compensation, net................................................        4,126        1,640         2,902
      Compensation expense related to common shares issued in Option Repurchase....       31,471           --            --
      Provision for (recovery of) doubtful accounts and sales returns..............       21,376        5,184        (3,509)
      Tax benefit from exercise of stock options...................................           --           --        16,586
      Deferred income taxes........................................................      (51,693)     (17,270)       32,252
      Write-down of cost-method investments to fair value..........................        9,990        3,350         2,819
      Net realized gains on marketable investments.................................      (12,420)      (6,737)       (2,686)
      Changes in operating assets and liabilities:
         Accounts receivable.......................................................       99,157       12,775       (27,713)
         Prepaids and other........................................................       20,865      (20,425)        2,876
         Accounts payable and accrued expenses.....................................      (16,035)      10,847         3,591
         Restructuring obligations.................................................      155,776        2,927       (49,175)
         Deferred revenue..........................................................       29,558        7,723        73,156
                                                                                     ------------ ------------ -------------
           Net cash provided by operating activities...............................      433,203      188,034       281,804
                                                                                     ------------ ------------ -------------
Cash flows from investing activities:
   Purchases of short-term investments.............................................   (2,352,660)  (2,033,036)   (1,847,545)
   Sales and maturities of short-term investments..................................    1,718,362    2,037,334     1,604,183
   Purchase of marketable equity securities........................................       (1,000)          --            --
   Proceeds from sale of marketable equity securities..............................        1,189        5,593           505
   Purchases of property and equipment, net........................................      (70,809)     (14,958)       (8,725)
   Purchase consideration paid for acquired businesses, net of cash received.......         (500)     (62,574)      (77,306)
   Other non-operating assets and non-marketable securities........................        7,991         (519)           --
                                                                                     ------------ ------------ -------------
           Net cash used in investing activities...................................     (697,427)     (68,160)     (328,888)
                                                                                     ------------ ------------ -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases......................       92,532       62,636        63,566
   Repurchase of convertible subordinated debentures...............................           --     (307,080)           --
   Repayments of capital lease obligations.........................................       (8,714)     (12,766)      (11,887)
   Proceeds from equipment financing...............................................       24,873           --            --
   Repayments of stockholder notes.................................................          422           --            --
                                                                                     ------------ ------------ -------------
           Net cash provided by (used in) financing activities.....................      109,113     (257,210)       51,679
                                                                                     ------------ ------------ -------------
Effect of exchange rate fluctuations...............................................       18,532       26,367         9,240
                                                                                     ------------ ------------ -------------
Change in cash and cash equivalents................................................     (136,579)    (110,969)       13,835
Cash and cash equivalents, beginning of period.....................................      794,090      657,511       546,542
                                                                                     ------------ ------------ -------------
Cash and cash equivalents, end of period...........................................  $   657,511  $   546,542  $    560,377
                                                                                     ============ ============ =============

Supplemental disclosures of cash flows information:
   Cash paid for interest..........................................................  $    18,455  $    18,807  $      1,039
                                                                                     ============ ============ =============

   Cash paid for income taxes......................................................  $    36,692  $    12,912  $     10,795
                                                                                     ============ ============ =============
Supplemental disclosures of non-cash activities:
   Purchase price payable to acquired companies....................................  $     1,607  $        --  $         --
                                                                                     ============ ============ =============
   Common stock and stock options issued for acquisitions..........................  $     6,004  $        --  $         --
                                                                                     ============ ============ =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

The Company

Siebel Systems, Inc. (the "Company") is a leading provider of business applications software for the front office. The Company considers the front office to include those areas of business activity that involve customer interactions, such as sales, marketing and service. Siebel Business Applications—the Company's comprehensive family of front-office business applications—are designed to help organizations better manage their customer, partner and employee relationships, analyze critical customer data, and execute customer-focused business processes. Siebel Business Applications can be installed on premise, delivered as a hosted service over the Internet, or deployed as a combination of the two.

A substantial portion of the Company's front-office business applications is focused on the customer relationship management, or CRM, market. CRM is an integrated approach to identifying, acquiring and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. The Company's sales, service and marketing applications are designed to help organizations perform and coordinate these operations across multiple communication channels (such as the Internet, telephone, fax, email, and in person) and different lines of business, while providing their customers with a single, consistently high standard of service. The Company's front-office solutions also include its customer and business intelligence applications (also known as analytics), customer data integration solutions, and a deeper set of service offerings to assist the Company's customers in maximizing the value received from its products.

In addition to licensing the Company's applications on a per-user basis, the Company also offers two hosted software solutions, Siebel CRM OnDemand and Siebel Contact OnDemand, as services available over the Internet. Siebel CRM OnDemand offers customers the Company's CRM and analytics functionality and Siebel Contact OnDemand offers customers the Company's call center functionality. The Company's OnDemand solutions integrate with the on-premise Siebel Application Suite, enabling organizations to deploy the Company's solutions in any combination of online hosted or on-premise delivery models.

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

Foreign Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company's operating results for any period presented.

Fair Value of Financial Instruments

The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of the Company's derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was $16.1 million as of December 31, 2004. The fair value of these derivative financial instruments is reflected in "prepaids and other" in the accompanying consolidated balance sheet as of December 31, 2004.

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Marketable equity securities include the Company's investments in publicly traded companies in the high technology industry. The Company has classified its short-term investments and marketable equity securities as "available-for-sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are computed using the specific identification method and reflected in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. The Company primarily invests its excess cash in money market instruments, government securities, corporate bonds and asset-backed securities. The Company is exposed to credit risks related to its short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well-established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any particular industry or geographic area since the Company's business is not concentrated on any one particular customer or customer base.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Capital lease amortization is included with depreciation expense, and the associated accumulated amortization of $21.8 million and $33.7 million as of December 31, 2003 and 2004, respectively, is included with accumulated depreciation in the accompanying consolidated financial statements. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally two to five years, or the lease term, if applicable. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, generally seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statements of operations.

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), which applies to legal obligations associated with the retirement of long-lived assets. All of the Company's existing asset retirement obligations are associated with commitments to return property subject to operating leases to the original condition upon lease termination. As of the date of adoption, the Company recorded a $1.8 million long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represents the net present value of the expected future cash flows associated with returning certain of the Company's leased properties to original condition. The Company has reflected asset retirement obligations of $0.3 million and $1.9 million in "accrued expenses" and "other long-term liabilities," respectively, in the accompanying consolidated balance sheet as of December 31, 2004. Asset retirement obligations of $1.9 million are reflected in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2003.

Intangible Assets and Goodwill

The Company accounts for its business combinations in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and the related acquired intangible assets and goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to six years. SFAS 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below). Please refer to Note 3 for a further discussion of the Company's intangible assets and goodwill.

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

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Contingent Liabilities

The Company has a number of unresolved regulatory, legal and tax matters, as discussed further in Notes 6 and 11.  The Company provides for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company's results of operations and financial position.

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs related to its stock-based compensation as follows:

  Stock options—The Company records and measures deferred compensation for stock options granted to its employees and members of its Board of Directors when the market price of the underlying stock on the date of the grant exceeds the exercise price of the stock option on the date of the grant. The Company records and measures deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

  Restricted stock and restricted stock units ("RSUs")—The Company records and measures deferred compensation for restricted stock and RSUs based on the market price of the Company's common stock on the date of grant.

Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The terms of Company's stock options and restricted stock generally provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from grant and the remaining shares vesting 5% quarterly thereafter. The vesting terms of the Company's RSUs range from approximately three months to five years. Please refer to Note 9 for a further discussion of the Company's RSUs. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock during any period presented.

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

As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation the Company must first add back all stock-based compensation expense reflected in its statement of operations, then deduct the stock- based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on the Company's earnings and earnings per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

                                                                                         Year Ended December 31,
                                                                                  -------------------------------------
                                                                                     2002         2003        2004
                                                                                  ------------ ----------- ------------
Net income (loss):
As reported...................................................................    $   (38,807) $   (5,191) $   110,668
                                                                                  ------------ ----------- ------------
Compensation expense related to:
  Stock options dilutive to stockholders:
   Stock-based compensation accounted for under APB 25........................          4,126       1,640        2,902
   In-the-money stock options and restricted stock units......................        (27,197)    (31,552)     (23,067)
   Stock purchase rights under the Purchase Plan..............................        (23,087)     (5,591)     (10,422)
                                                                                  ------------ ----------- ------------
      Subtotal................................................................        (46,158)    (35,503)     (30,587)
                                                                                  ------------ ----------- ------------
  Stock options not dilutive to stockholders:
   Out-of-the-money stock options.............................................       (170,007)   (125,412)    (135,195)
   Stock options cancelled for no consideration...............................       (110,553)   (251,821)          --
   Stock options forfeited in connection with terminations....................       (124,155)    (36,328)      (3,562)
   Stock options repurchased on September 30, 2002............................       (595,297)         --           --
                                                                                  ------------ ----------- ------------
      Subtotal................................................................     (1,000,012)   (413,561)    (138,757)
                                                                                  ------------ ----------- ------------
      Total pro forma expense giving effect to SFAS 123.......................     (1,046,170)   (449,064)    (169,344)
                                                                                  ------------ ----------- ------------
  Tax benefit related to SFAS 123 expense.....................................             --          --        7,519
                                                                                  ------------ ----------- ------------
  Pro forma net loss giving effect to SFAS 123................................    $(1,084,977) $ (454,255) $   (51,157)
                                                                                  ============ =========== ============

Diluted net income (loss) per share:
  As reported.................................................................    $     (0.08) $    (0.01) $      0.20
                                                                                  ============ =========== ============
  Pro forma giving effect to SFAS 123.........................................    $     (2.28) $    (0.92) $     (0.10)
                                                                                  ============ =========== ============

Basic net income (loss) per share:
  As reported.................................................................    $     (0.08) $    (0.01) $      0.22
                                                                                  ============ =========== ============
  Pro forma giving effect to SFAS 123.........................................    $     (2.28) $    (0.92) $     (0.10)
                                                                                  ============ =========== ============

The Company has provided a tax benefit on the pro forma expense in the above table in a manner consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements. Accordingly, the Company has not provided a tax benefit on the pro forma expense in the above table during 2002 and 2003. Because the Company expects its tax deduction related to stock options exercised during 2004 to exceed the pro forma expense reflected in the above table, the Company's pro forma tax benefit for 2004 was limited to $7.5 million compared to the $16.6 million tax benefit reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements. Please refer to Note 11 for further discussion of the Company's accounting for deferred tax assets generated from the exercise of employee stock options.

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of December 31, 2002, 2003 and 2004 were $7.40, $13.92 and $10.49, respectively.

As the table above illustrates, total pro forma expense for stock options includes $1,000.0 million, $413.6 million and $138.8 million of expense during 2002, 2003 and 2004 related to (i) stock options that were cancelled voluntarily for no consideration, (ii) stock options forfeited by employees upon termination for no consideration, (iii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $21.93 per share compared to a closing price of $10.49 per share as of December 31, 2004), and (iv) stock options repurchased in 2002 for $54.9 million versus the $595.3 million of pro forma expense reflected in the above table as required by SFAS 123. These items represented 96%, 92% and 82% of the pro forma expense in the above table for 2002, 2003 and 2004, respectively.

The Company determined the assumptions used in computing the fair value of its stock options or stock purchase rights issued under its employee stock purchase plan (the "Purchase Plan") as follows:

Expected Life

In determining the appropriate expected life of its stock options, the Company segregates its optionholders into the following categories: (i) CEO and members of its Board of Directors, (ii) officers and (iii) non-officer employees. The Company determined these categories based on its experience that its CEO, officers and members of its Board of Directors generally hold stock options for longer periods than its non-officer employees.

The Company estimated the expected useful lives for each of these categories giving consideration to (i) the weighted average vesting periods (e.g., options that vest over five years have a weighted-average vesting period of 2.7 years), (ii) the contractual lives of the stock options, (iii) the relationship between the exercise price and the fair market value of the Company's common stock, (iv) expected employee turnover, (v) the expected future volatility of the Company's common stock, and (v) past and expected exercise behavior, among other factors.

During 2004 the Company increased its expected life assumption related to stock options granted to its CEO, members of its Board of Directors, officers and newly hired non-officer employees (collectively approximately 78% of all stock options granted in 2004), primarily due to the continued low levels of volatility of its common stock (i.e., lower volatility historically results in a longer stock option life). For the remaining 22% of the stock options granted during 2004 (options granted to existing non-officer employees), the Company reduced its expected life from 3.25 years to 2.25 years, primarily due to a decrease of approximately two years in the weighted average vesting period of these options compared to previous grants, coupled with a reduction in the contractual life from six years to five years.

Volatility

The Company estimated expected volatility giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. In considering these factors, the Company noted that (i) the stock market in general, and its common stock in particular, have continued to become less volatile over the last two years and (ii) implied volatility in traded options for the Company's common stock has continued to decrease during 2004 relative to previous periods.

Risk-Free Interest Rate

The Company estimated the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                                           Year Ended December 31,
                                                                                   -------------------------------------
                                                                                      2002         2003        2004
                                                                                   ------------ ----------- ------------
 Risk-free interest rate......................................................           1.99%      1.78%       3.00%
 Expected life (in years).....................................................            3.4         3.1          3.4
 Expected volatility..........................................................             65%        46%         41%

Using the Black-Scholes option valuation model, stock options granted during 2002, 2003 and 2004 had weighted average fair values of $9.77, $3.04 and $3.29 per share, respectively. There were no grants in 2002, 2003 or 2004 at exercise prices below market price at the date of grant.

The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes option valuation model with the following weighted average assumptions used for purchases:

                                                                                           Year Ended December 31,
                                                                                   -------------------------------------
                                                                                      2002         2003        2004
                                                                                   ------------ ----------- ------------
 Risk-free interest rate..........................................................       1.23%      1.05%       1.40%
 Expected life (in years).........................................................        0.5         0.6          0.5
 Expected volatility..............................................................         83%        47%         46%

The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 2002, 2003 and 2004 was $7.43, $2.40 and $2.85 per share, respectively, including the 15% discount from the quoted market price. As discussed further in Note 8, the first offering period for the 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan") was from July 1, 2003, to January 31, 2004. Accordingly, the Company estimated the expected life of the purchase rights granted under the 2003 Purchase Plan during the six months ended December 31, 2003 to be seven months (i.e., 0.6 years). During 2004, all offering periods under the 2003 Purchase Plan were for six months.

Derivative Instruments and Hedging Activities

The Company operates internationally and thus is exposed to potential adverse changes in currency exchange rates. The Company uses derivative instruments (foreign exchange contracts) to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-functional currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on the Company's operating results as effectively as possible. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, the Company adjusts these instruments to fair value through operations (i.e., included in "other income"). The Company does not hold or issue financial instruments for speculative or trading purposes.

Because the vast majority of our revenue arrangements are in U.S. dollars, including many of our international software license revenue arrangements, our exposure to foreign currency fluctuations is limited.

Revenue Recognition

Substantially all of the Company's revenues are derived from providing (i) licenses of our software; (ii) technical support and product updates, otherwise known as maintenance; and (iii) professional services, including implementation and training services. The Company's standard end user license agreement provides for an initial fee for use of the Company's products in perpetuity based upon the number of named users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of (i) its software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates over a period of one year, and (iii) a professional services arrangement on a time and materials basis.

Determining Separate Elements and Allocating Value to Those Elements

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements (i.e., professional services and maintenance) in the arrangement, but does not exist for one of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each element in the arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

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

In addition to evaluating the fair value of each element of the arrangement, the Company evaluates whether the elements can be separated into separate accounting units under SOP 97-2. In making this determination, the Company considers the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

Software License Revenue

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

If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectibility is not probable, the Company defers the revenue and recognizes the revenue when payment is received. The Company generally recognizes revenue from resellers upon evidence of sell-through to the end customer. In certain geographies, the Company defers revenue recognition from resellers until payment is received.

At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses" and accounts for the Enterprise Licenses in accordance with AICPA Technical Practice Aid 5100.45 "Effect of change in license mix on software revenue recognition." Accordingly, assuming all other criteria in SOP 97-2 are met, the Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use.

Maintenance Revenue

The Company's customers typically prepay maintenance for the first year in connection with a new software license, and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract based on the number of days the contract is outstanding during each period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Professional services revenue primarily consists of implementation services related to the installation of the Company's software products and training revenues. The Company's software is ready to use by the customer upon receipt and, therefore, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

The Company recognizes revenue from contracts with fixed or "not to exceed" fees ("Fixed Fee Contracts") utilizing the proportional performance method of accounting. The Company estimates the proportional performance on Fixed Fee Contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the milestone or total contract amount until acceptance is obtained. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized when the Company receives final acceptance from the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

In the fourth quarter of 2004, the Company expanded its services model to include custom solutions built on the Company's technology and leveraging the Company's front-office expertise. The Company has not recognized any significant revenues to date from these custom solutions. Because many custom solutions do not qualify for separate accounting of the software license and professional services transactions, the Company recognizes the software license revenue together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company also applies similar contract accounting to any arrangements (i) that include milestones or customer-specific acceptance criteria that may affect collection of the software license fees or (ii) where the software license payment is tied to the performance of the professional services.

OnDemand Revenue

Included in professional services, maintenance and other revenues for 2003 and 2004 are revenues derived from the Company's hosted service offerings, Siebel CRM OnDemand and Siebel Contact OnDemand. The majority of the Company's OnDemand customers purchase a combination of our hosting service, premium maintenance and/or professional services. The Company's customers typically prepay for these subscription services, which the Company defers and recognizes ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.

Because the Company does not provide the end customer with the right to take delivery of the hosted software, SOP 97-2 does not apply. Accordingly, the Company follows the guidance in EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") for purposes of allocating the total consideration to the individual deliverables in its OnDemand arrangements. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return.

The Company allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

  Hosting Services are recognized ratably over the term of the initial hosting contract based on the number of days the contract is outstanding during each period.

  Premium Support Services are recognized as described above under "Maintenance Revenue."

  Professional Services are recognized as described above under "Professional Services Revenue."

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Concurrent and Nonmonetary Transactions

The Company's customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company's operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a "Concurrent Transaction"). Software license transactions that occur within six months (i.e., "at or about the same time") of a purchase by the Company from that same customer are reviewed by management for appropriate accounting and disclosure. The Company accounts for its Concurrent Transactions in accordance with APB No. 29 "Accounting for Nonmonetary Transactions" and EITF No. 01-02 "Interpretations of APB Opinion 29," collectively referred to as "APB 29." Concurrent Transactions are separately negotiated, settled in cash and recorded at terms the Company considers to be arm's length. In addition, the Company receives competitive bids for the goods or services purchased by the Company in connection with Concurrent Transactions and these goods or services were budgeted by the Company in advance of the transaction, where appropriate.

Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that (i) the transaction meets its standard revenue recognition policies, as discussed above; (ii) the customer meets the Company's standard credit requirements; (iii) the transaction represents the culmination of the earnings process; and (iv) all goods or services purchased by the Company are necessary for its current operations and are expected to be placed into service shortly after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at fair value, as defined by APB 29. The Company determines fair value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the fair value of the goods or services purchased by the Company, whichever is more readily determinable. During the year ended December 31, 2002, the Company recognized $50.6 million of software license revenues from Concurrent Transactions. The Company did not have any Concurrent Transactions during 2003 or 2004.

Cost of Revenues

Cost of software license revenues consists primarily of amortization of acquired technology, third-party software royalties, and product packaging, shipping and documentation. Cost of professional services, maintenance and other revenues consist primarily of personnel-related costs (salaries and benefits), allocated facilities and systems costs, and cost of services provided by third-party consultants engaged by the Company.

Software Development Costs

Software development costs associated with new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising expense is included in sales and marketing expense and amounted to $16.1 million, $14.7 million and $6.2 million in 2002, 2003 and 2004, respectively.

Lease Obligations

The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" ("FTB 85- 3"). Accordingly, the total amount of base rentals over the term of the Company's leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2003 and 2004, the Company has reflected deferred rent liabilities of $14.3 million and $19.1 million, respectively, in other long-term liabilities.

Provision for Doubtful Accounts

The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable, (ii) trends within and ratios involving the age of the accounts receivable, (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., license, consulting, maintenance, etc.), (iv) the Company's historical write-offs and recoveries; (v) the credit-worthiness of each customer, (vi) the economic conditions of the customer's industry, and (vii) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations to it, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected.

Restructuring and Related Expenses

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 superseded Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)" ("EITF 94-3") and EITF Issue No. 88-10 "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not impact the Company's restructuring obligations recognized in 2002, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable preexisting guidance.

SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimated the fair value of its lease obligations included in the 2003 and 2004 Restructurings (as defined in Note 2) based on the present value of the remaining lease obligation, operating costs, and other associated costs, less estimated sublease income.

The Company has historically provided substantially the same termination benefits at the time of a non-performance-based workforce reduction and, as a result, the Company determined that SFAS 146 did not apply to its employee termination obligations incurred in connection with its 2003 Restructuring. The Company has accounted for the employee termination obligations incurred in connection with the 2003 Restructuring, with the exception of those created under labor law (e.g., the WARN Act), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43" ("SFAS 112") The Company has accounted for obligations incurred in connection with the 2003 Restructuring under the WARN Act and local labor laws in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, the Company records these obligations when the obligations are estimable and probable.

Restructuring obligations incurred prior to the adoption of SFAS 146 (i.e., the 2002 Restructuring, as defined in Note 2) were accounted for and continue to be accounted for in accordance with EITF 94-3 and EITF 88-10. Under EITF 94-3, the Company recorded the liability for the costs associated with the reduction of its workforce when the following conditions were met: (i) management approved a termination plan that committed the Company to such plan and established the benefits the employees will receive upon termination; (ii) the benefit arrangement was communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identified the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan did not indicate changes to the plan were likely. The termination costs recorded by the Company were not associated with nor did they benefit continuing activities.

The Company accounted for costs associated with lease termination and/or abandonment incurred in the 2002 Restructuring in accordance with EITF 88-10. Accordingly, the Company recorded the lease termination and/or abandonment costs when the leased property had no substantive future use or benefit to the Company. Under EITF 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company has not reduced these obligations to their net present value.

The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long- lived assets when the Company ceases to use the assets.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options, restricted common stock subject to repurchase, and restricted stock units, using the treasury stock method.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards based on the fair value of the SBP awards.

Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company's common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that the Company currently uses for its footnote disclosure). SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective July 1, 2005.

Income Taxes

In December 2004, the FASB issued two FASB Staff Positions ("FSP") related to the recently enacted American Jobs Creation Act of 2004 ("AJCA"). FSP No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities" ("FSP 109-1") requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. See Note 11 for a further discussion of the impact of these two FSPs to the Company.

2.   Restructurings

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

In response to this decline, the Company initiated a series of steps that it believes will (i) strengthen its competitive position; (ii) reduce its cost structure thereby improving its revenue per employee, operating margin and overall operating performance; and (iii) better align its management structure in order to return to sequential quarterly revenue growth. Specifically, the Company has taken the following actions:

  The Company reduced the discretionary portion of its operating costs through various cost control initiatives.

  In order to better align the Company's operating structure with anticipated revenue levels, the Company initiated the first of a series of restructurings during 2002 (the "2002 Restructuring"), which was completed in December 2002.

  Due in part to the continued weakening in the global economy and reduced revenue expectations, the Company initiated and completed a further restructuring of its operations in the second quarter of 2003 (the "2003 Restructuring"), which was completed in September 2003.

The 2002 Restructuring and 2003 Restructuring included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; (iii) the abandonment of certain of its long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain of its technical support, quality assurance and other product development positions to labor markets with lower cost structures.

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

The following table summarizes the restructuring and related expenses incurred in connection with the Restructurings and the remaining obligations as of and for the years ended December 31, 2002, 2003 and 2004 (in thousands):

                                                               Employee       Facility-       Asset
                                                              Termination      Related     Abandonment
                                                               Costs (1)      Costs (2)      Costs (3)      Total
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, July 1, 2002..................... $         --   $         --   $        --   $       --
Restructuring and related expenses recognized in 2002 (4)...       23,649        152,794        25,955      202,398
Cash payments...............................................      (19,714)        (5,088)           --      (24,802)
Reclass of deferred rent obligations (5)....................           --          4,135            --        4,135
Non-cash charges............................................           --             --       (25,955)     (25,955)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2002................        3,935        151,841            --      155,776
                                                             -------------  -------------  ------------  -----------
Restructuring and related expenses recognized in 2003:
  Recognized related to changes in estimates (6)............       (1,199)        15,524           566       14,891
  Recognized related to the 2003 Restructuring (7)..........       15,585         54,185        16,940       86,710
  Accretion related to the Restructurings (8)...............           --            709            --          709
                                                             -------------  -------------  ------------  -----------
     Total recognized in 2003...............................       14,386         70,418        17,506      102,310
Cash payments...............................................      (14,516)       (75,322)           --      (89,838)
Reclass of deferred rent obligations (5)....................           --          2,184            --        2,184
Non-cash charges............................................           --             --       (17,506)     (17,506)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2003................        3,805        149,121            --      152,926
                                                             -------------  -------------  ------------  -----------
Restructuring and related expenses recognized in 2004:
  Recognized related to changes in estimates (6)............       (1,465)           836           205         (424)
  Recognized related to the 2004 Restructuring (7)..........           --          3,397         1,703        5,100
  Accretion related to the Restructurings (8)...............           --          2,113            --        2,113
                                                             -------------  -------------  ------------  -----------
     Total recognized in 2004...............................       (1,465)         6,346         1,908        6,789
Cash payments...............................................       (2,075)       (49,866)           --      (51,941)
Non-cash charges............................................           --             --        (1,908)      (1,908)
                                                             -------------  -------------  ------------  -----------
Restructuring obligations, December 31, 2004................ $        265   $    105,601   $        --      105,866
                                                             =============  =============  ============
     Less: Restructuring obligations, short-term............                                                 30,639
                                                                                                         -----------
     Restructuring obligations, long-term...................                                             $   75,227
                                                                                                         ===========

  In connection with the 2002 Restructuring, the Company reduced its workforce by approximately 1,150 employees, or 16% of its then-current workforce. In connection with the 2003 Restructuring, the Company reduced its workforce by approximately 580 employees, or 10% of its then-current workforce. The workforce reductions affected substantially all of the Company's organizations and geographical regions. The costs associated with these workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs. The remaining obligations as of December 31, 2004 relate to less than five terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the United States. The Company expects to complete these terminations during 2005.

  As a result of the workforce reductions and employee attrition, certain of the Company's facilities were under-utilized. Accordingly, the Company consolidated its remaining workforce into the under-utilized facilities and ceased to utilize the then-vacated facilities. The facilities permanently removed from the Company's operations were located primarily in Emeryville and San Mateo, California; Atlanta, Georgia; Europe; and several smaller offices in North America. The costs associated with the facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re- letting costs, partially offset by estimated sublease income.

  As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

  The Company recorded the 2002 Restructuring and related expenses in an amount equal to the gross value of the related obligations without consideration to the net present value of such obligations. In addition, in determining the 2002 Restructuring obligations, the Company assessed the time period over which reasonable estimates could be made.

  Represents the balance of the deferred rent liability associated with a property included in the Restructurings. As the related facility is no longer being utilized in the Company's operations, the Company reclassed the related deferred rent liability to restructuring obligations at the time of the Restructurings.

  The Company revised its estimated obligations with respect to the 2003 Restructuring and 2004 Restructuring as follows:

    Employee termination costs—Due primarily to higher than expected voluntary terminations, the Company reduced its remaining obligations for employee termination costs.

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

  The Company believes that its estimates with respect to the remaining restructuring obligations are appropriate as of December 31, 2004.

  In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2003 Restructuring and 2004 Restructuring after giving effect to the net present value of the related obligations.

  Represents the accretion of the 2003 Restructuring and 2004 Restructuring obligations. The Company will continue to accrete its obligations related to the 2003 Restructuring and 2004 Restructuring to the then-present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

The following table summarizes the time period in which the Company anticipates settling its remaining Restructuring obligations as of December 31, 2004 (in thousands):

                                                           Leases              Other         Estimated       Total
                                                           in the         Restructuring-     Sublease     Restructuring
              Year Ending December 31,                Restructuring (1)  Related Costs (2)   Income (3)   Obligations
----------------------------------------------------  -----------------  ----------------- ------------- --------------
2005................................................  $         37,855   $         12,349  $    (18,226) $      31,978
2006................................................            32,511              9,493       (19,603)        22,401
2007................................................            28,023              5,926       (20,287)        13,662
2008................................................            27,292              7,435       (18,771)        15,956
2009................................................            24,702              6,550       (17,655)        13,597
2010 and thereafter.................................           101,537             31,914      (116,923)        16,528
                                                      -----------------  ----------------- ------------- --------------
     Total restructuring obligations, gross.........  $        251,920   $         73,667  $   (211,465)       114,122
                                                      =================  ================= =============
     Future accretion (4)...........................                                                            (8,256)
                                                                                                         --------------
     Present value of minimum lease payments........                                                           105,866
     Less: restructuring obligations, short-term....                                                            30,639
                                                                                                         --------------
     Restructuring obligations, long-term portion...                                                     $      75,227
                                                                                                         ==============

  Represents the Company's remaining lease commitments related to properties included in the Restructurings.

  Consists primarily of (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties; (ii) estimated commissions associated with anticipated subleases of the restructured properties; and (iii) the remaining obligations related to employee termination costs.

  The Company estimated sublease income and the related timing thereof based in part on the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company's estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

  The Company has reduced the facility-related obligations associated with the 2003 Restructuring and 2004 Restructuring to their net present value. Future accretion represents the interest component of these obligations and will be recognized in future periods by the Company as an additional restructuring and related expense and as an increase in the carrying amount of the obligations related to the 2003 Restructuring and 2004 Restructuring.

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

3.   Acquisitions, Goodwill and Intangible Assets

The Company did not complete any acquisitions in 2002. The following is a summary of the Company's acquisitions during 2003 and 2004, each of which has been accounted for as a purchase:

2004 Acquisitions

Acquisition of Eontec Limited

On April 20, 2004, the Company acquired all of the outstanding issued share capital of Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions, for initial cash consideration of $73.6 million (the "Initial Consideration"). The Initial Consideration consisted of the following: (i) the payment of cash consideration of $70.0 million for all of the outstanding securities of Eontec and (ii) transaction costs of $3.6 million, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors.

In the event certain revenue targets defined in the purchase agreement are met for the period from April 20, 2004 to March 31, 2005, the Company could be required to pay up to an additional $37.5 million in cash to the former shareholders of Eontec and up to an additional $22.5 million in cash to the former employees of Eontec who are employees of the Company at the time of payment. Any amounts paid by the Company to the Eontec shareholders will be recorded as an increase to goodwill and amounts paid to the former employees of Eontec will be recorded as compensation expense when earned.

The Company believes that Eontec's technology and certain products and functionality under development by Eontec at the time of purchase will enhance the Company's current offerings in the retail banking market. With the acquisition of Eontec, the Company expanded its solutions offering for banking to include branch teller and Internet banking systems, creating one of the first retail banking solutions that enables banks to increase branch profitability using an integrated suite of financial transactions, marketing, sales, service and analytics capabilities. The Company expects that its fully integrated solution will offer a standards-based, service-oriented architecture to handle a wide range of customer interactions through multiple channels, including the branch, call center, Internet and ATM.

In accordance with the purchase method of accounting prescribed by SFAS 141, the Company allocated the Initial Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Consideration does not include the contingent earnout amounts described above. The Initial Consideration has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents..............................  $          2,507
   Accounts receivable and other current assets...........             3,169
   Property and equipment.................................               473
   Other assets, long-term................................                88
                                                            -----------------
        Total tangible assets.............................             6,237
                                                            -----------------
Intangible assets:
   Identified intangibles.................................            17,300
   Acquired in-process research and development ("IPR&D").             6,000
   Goodwill...............................................            53,686
                                                            -----------------
        Total intangible assets...........................            76,986
                                                            -----------------
Liabilities assumed:
   Accounts payable and accrued liabilities...............            (5,648)
   Deferred revenue.......................................            (1,827)
   Deferred tax liability.................................            (2,162)
                                                            -----------------
        Total liabilities assumed.........................            (9,637)
                                                            -----------------
        Net assets acquired...............................  $         73,586
                                                            =================

In performing the purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Eontec's products, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Eontec and the associated estimated useful lives are as follows (in thousands, except for years):

                                                                                    Wtd. Avg.        Range of
                                                                                      Life            Lives
Intangible assets:                                               Amount            (in Years)       (in Years)
----------------------------------------------------------  -----------------    ---------------    ----------
Acquired technology.......................................  $         10,700          5.0               5
Customer relationships....................................             4,100          4.5            3 to 6
Customer contracts........................................             2,500          3.6            1 to 5
                                                            -----------------
        Total intangible assets...........................  $         17,300
                                                            =================

In addition to the identifiable intangible assets in the above table, the Company also purchased certain technologies being developed by Eontec at the time of the acquisition, which is commonly referred to as IPR&D, primarily related to Eontec's Internet banking and teller products. The Company estimated the fair value of the IPR&D acquired in its acquisition of Eontec to be approximately $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, the Company reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying statements of operations for 2004. At the date of the Company's acquisition of Eontec, the Company estimated that the IPR&D relating to the Internet banking and teller products were approximately 25% and 75% complete, respectively, and the Company expected to incur up to an additional $2.5 million to complete this development. The Company completed the teller product in late 2004 and expects to complete the Internet banking product in early 2005.

The Company determined the fair values of the above identifiable intangible assets and the IPR&D using the "income" valuation approach and discount rates ranging from 23% to 25%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows. Further, the Company also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired technology and customer contract intangible assets are currently being amortized over their estimated useful lives using the straight-line method and the customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $53.7 million was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

The following table presents unaudited summarized combined results of operations of the Company and Eontec, on a pro forma basis, as though the companies had been combined as of January 1, 2003. The operating results of Eontec have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except per share amounts:

                                                                        December 31,
                                                            ------------------------------------
                                                                   2003               2004
                                                            -----------------  -----------------
Total revenues............................................  $      1,366,258   $      1,342,294
Net income (loss).........................................  $        (17,735)  $        103,337
Diluted net income (loss) per share.......................  $          (0.04)  $           0.19

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

Acquisition of Ineto Services

On January 29, 2004, the Company acquired all of the outstanding shares of Ineto Services, Inc. ("Ineto"), a provider of hosted call center services over the Internet, for a cash payment of $4.8 million. The Company has integrated Ineto's hosted telephony service, which the Company rebranded as Siebel Contact OnDemand, with its Siebel CRM OnDemand product offering. The Company expects the acquisition of Ineto to further accelerate its penetration of the hosted CRM market and expand customer choice in this market.

The Company allocated the purchase price of $4.8 million to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values as follows (in thousands):

Tangible assets:
   Cash and cash equivalents..............................  $             20
   Accounts receivable and other current assets...........               507
   Property and equipment.................................                40
   Other assets, long-term................................                 5
                                                            -----------------
        Total tangible assets.............................               572
                                                            -----------------
Intangible assets:
   Acquired technology....................................               500
   Customer relationships.................................             1,250
   Non-compete agreements.................................               750
   Goodwill...............................................             3,842
                                                            -----------------
        Total intangible assets...........................             6,342
                                                            -----------------
Liabilities assumed:
   Accounts payable and accrued liabilities...............            (1,006)
   Deferred revenue.......................................               (23)
   Deferred tax liability.................................            (1,000)
   Other liabilities, long-term...........................               (44)
                                                            -----------------
        Total liabilities assumed.........................            (2,073)
                                                            -----------------
        Net assets acquired...............................  $          4,841
                                                            =================

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

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $3.8 million was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes. The operating results of Ineto have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

2003 Acquisitions

Acquisition of UpShot Corporation

On November 3, 2003, the Company acquired all of the outstanding shares of UpShot Corporation ("UpShot"), a leading provider of a hosted CRM service, for initial cash consideration of $56.0 million (the "Initial Purchase Price"). The Company expects the acquisition of UpShot to accelerate its penetration of the hosted CRM market and expand customer choice in this market. Further, the Company believes the acquisition of UpShot will allow it to capitalize on the expertise of the UpShot management team in the hosted CRM market and their ability to develop new products using the Company's existing technology.

In accordance with the purchase method of accounting prescribed by SFAS 141, the Company allocated the Initial Purchase Price to the tangible net assets and liabilities and intangible assets acquired based on their estimated fair values. Under the purchase method of accounting, the Initial Purchase Price does not include the contingent earnout amounts described above. The Initial Purchase Price has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents..............................  $            578
   Accounts receivable and other current assets...........             2,094
   Property and equipment.................................               260
   Other assets, long-term................................               267
                                                            -----------------
        Total tangible assets.............................             3,199
                                                            -----------------
Intangible assets:
   Customer relationships.................................             6,700
   Acquired technology....................................             1,200
   Goodwill...............................................            58,387
                                                            -----------------
        Total intangible assets...........................            66,287
                                                            -----------------
Liabilities assumed:
   Accounts payable and other accrued liabilities.........            (9,707)
   Deferred revenue.......................................            (3,769)
   Other liabilities, long-term...........................               (26)
                                                            -----------------
        Total liabilities assumed.........................           (13,502)
                                                            -----------------
        Net assets acquired...............................  $         55,984
                                                            =================

The Company allocated $6.7 million of the purchase price to a "customer relationship" intangible asset and $1.2 million of the purchase price to an "acquired technology" intangible asset. The estimated life of the acquired technology intangible asset was 14 months and was fully amortized as of December 31, 2004. The customer relationship intangible asset is being amortized over a period of six years based on the estimated customer attrition rates, currently estimated at approximately 30% per year of the remaining acquired customers.

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

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $58.4 million was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes. As a result of UpShot meeting certain revenue-related targets and certain product deliverable targets, as defined in the merger agreement, the Company paid the former holders of UpShot common stock additional consideration of $0.2 million and $1.5 million during 2003 and 2004, respectively, which the Company recorded as goodwill.

The following table presents unaudited summarized combined results of operations of the Company and UpShot, on a pro forma basis, as though the companies had been combined as of January 1, 2002. The operating results of UpShot have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except per share amounts:

                                                                          December 31,
                                                            ------------------------------------
                                                                    2002               2003
                                                            -----------------  -----------------
Total revenues............................................  $      1,639,836   $      1,359,145
Net loss..................................................  $        (50,334)  $        (14,015)
Diluted net loss per share................................  $          (0.11)  $          (0.03)

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

Acquisition of Certain Assets of Motiva, Inc.

On October 13, 2003, the Company acquired certain assets (primarily intellectual property) of Motiva, Inc. ("Motiva"), a provider of enterprise incentive management ("EIM") software, for total consideration of $2.9 million ($2.3 million cash purchase price, $0.1 million of acquisition related costs and $0.5 million of liabilities assumed or incurred in connection with this acquisition). The Company expects the acquisition of these assets to accelerate the Company's penetration of the EIM market and expand customer choice in this market. Further, the Company believes that Motiva's technology and the next generation of its technology (under development by Motiva at the time of acquisition) will enable users of our Siebel Incentive Compensation product to handle a broader variety of compensation plans with greater flexibility and increased performance.

Substantially all of the assets acquired from Motiva related to various forms of intellectual property (i.e., existing technology and technology under development). Based on the Company's evaluation of the assets acquired, the Company allocated the purchase price to two identifiable intangible assets: "acquired technology" of approximately $0.9 million and IPR&D of approximately $1.5 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future uses, the Company has reflected a charge of $1.5 million related to this IPR&D in purchased in-process product development expense during 2003. The IPR&D was approximately 25% complete at the date of acquisition. During the second half of 2004, the Company completed the development of the IPR&D with the introduction of the latest version of Siebel Incentive Compensation. The Company estimates that it incurred an additional $2.1 million to complete the development of the IPR&D.

The Company determined the fair value of the assets acquired based on the anticipated discounted net cash flows of each asset, using a risk-adjusted discount rate of approximately 20% for the acquired technology and 30% for the IPR&D. The Company is amortizing the acquired technology over its estimated useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $0.2 million was recorded as goodwill. This amount is expected to be deductible for tax purposes.

The Company has included the operating results of Motiva in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

Acquisition of Certain Analytics Technology

In order to further expand the Company's entrance into the analytics market, the Company entered into a worldwide, royalty-free perpetual license to certain technologies (including object code, source code and documentation) and intellectual property rights (including copyrights, patent rights and trade secret rights) owned by a third-party provider of analytic software solutions. The license fee for this technology was $3.5 million. Because the technology obtained in this license had no alternative future uses, the Company reflected the license fee of $3.5 million in purchased in-process product development expense during 2003. The Company completed the development of this technology during the second half of 2004 with the introduction of new enterprise analytic applications organized into four main application areas—customer analytics, financial analytics, workforce/employee performance management analytics and supply chain and supplier analytics. These analytics solutions enable organizations to gain new levels of actionable intelligence across multiple business functions. The Company estimates that it incurred an additional $2.6 million in development of this IPR&D.

Acquisition of Certain Assets of BoldFish, Inc.

In March 2003, the Company acquired certain assets of BoldFish, Inc. ("BoldFish"), a developer of permission-based outbound messaging solutions, for an initial payment of $1.0 million. The purchase price was allocated to tangible net assets totaling $0.1 million and identifiable intangible assets (acquired technology) valued at $0.4 million. The acquired technology is currently being amortized over its estimated useful life of three years using the straight-line method. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $0.5 million was recorded as goodwill. This amount is expected to be deductible for tax purposes. As a result of BoldFish meeting certain product delivery targets, as defined in the merger agreement, the Company paid an additional $0.3 million of purchase consideration during 2003 to BoldFish, which the Company recorded as goodwill.

The Company has included the operating results of BoldFish in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the historical results of the Company.

Intangible Assets and Goodwill

Goodwill

The changes in the carrying amount of goodwill during 2003 and 2004 were as follows (in thousands):

                                                                  December 31,
                                                             ----------------------
                                                                2003        2004
                                                             ----------  ----------
Balance as of beginning of the year......................... $  80,949   $ 140,957
Earnout payments to the stockholders of
   acquired companies.......................................       962       1,406
Goodwill obtained in acquisitions of businesses.............    59,034      57,528
Tax benefit related to acquistion related NOL carryforwards.        --      (1,261)
Foreign currency fluctuation and other......................        12       9,676
                                                             ----------  ----------
Balance as of the end of the year........................... $ 140,957   $ 208,306
                                                             ==========  ==========

As required by SFAS 142, the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment annually on July 1 and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment test performed in the third quarter of 2004 indicated no impairment of goodwill as of July 1, 2004.

Intangible Assets

Intangible assets as of December 31, 2003 and 2004, along with the weighted average useful lives as of December 31, 2004, are as follows (in thousands, except years):

                                                                                                    Wtd. Avg.
                                                              December 31,       December 31,          Life
                                                                 2003               2004            (in Years)
                                                            -----------------  -----------------    ----------
Gross assets:
   Acquired technology....................................  $          9,977   $         14,103           4.6
   Customer relationships.................................             6,700             12,673           5.5
   Customer contracts.....................................                --              2,880           3.6
   Non-compete agreements.................................                --                750           2.0
                                                            -----------------  -----------------    ----------
      Intangible assets, gross............................            16,677             30,406           4.8
                                                            -----------------  -----------------

Accumulated amortization:
   Acquired technology....................................            (5,549)            (2,696)
   Customer relationships.................................              (342)            (3,425)
   Customer contracts.....................................                --               (937)
   Non-compete agreements.................................                --               (344)
                                                            -----------------  -----------------
      Total accumulated amortization......................            (5,891)            (7,402)
                                                            -----------------  -----------------
        Intangible assets, net............................  $         10,786   $         23,004
                                                            =================  =================

During 2004, certain intangible assets—primarily acquired technology obtained in the Company's acquisition of nQuire Software, Inc. in 2001—became fully amortized and, accordingly, were removed from the above table.

In connection with the 2003 Restructuring, the Company performed an evaluation of its product lines and existing development efforts to determine if any products and/or development efforts should be discontinued. As a result of this evaluation, in July 2003 the Company determined that it would no longer utilize the technology acquired through the acquisition of Sales.com, Inc. (i.e., certain product modules and the remaining Sales.com source code). In reaching this conclusion, the Company considered the following: (i) the Company's recently developed modules and functionality utilizing the J2EE platform was superior to the technology acquired from Sales.com, and (ii) the Company's product development resources would be more effectively utilized on other projects, particularly given the workforce reduction that occurred in the 2003 Restructuring. Accordingly, the Company determined that the carrying value of the Sales.com acquired technology was no longer recoverable and therefore wrote off the remaining unamortized balance of $2.4 million (cost of $16.0 million less accumulated amortization of $13.6 million) at the time of abandonment in July 2003. The Company has reflected this charge of $2.4 million in the accompanying consolidated statement of operations for 2003, under the caption "cost of software license revenues."

The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of December 31, 2004 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
-----------------------------------------------------------
2005....................................................... $   6,834
2006.......................................................     5,450
2007.......................................................     4,379
2008.......................................................     4,107
2009.......................................................     2,094
2010 and thereafter........................................       140
                                                            ----------
     Total................................................. $  23,004
                                                            ==========

4.   Financial Statement Details

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

Cash equivalents consist of securities with maturities of 90 days or less at the date of purchase. Cash and cash equivalents, short-term investments, and marketable securities consisted of the following as of December 31, 2003 and 2004 (in thousands):

   December 31, 2003:                                                         Unrealized
                                                                         ----------------------
                                                                Cost        Loss        Gain      Market
                                                             ----------- ----------- ---------- -----------
   Cash and cash equivalents:
     Cash...............................................     $   39,911  $       --  $      --  $   39,911
     Certificates of deposit............................         16,505          --         --      16,505
     Money market funds.................................        432,050          --         --     432,050
     U.S. treasury and agency securities................         36,990          --         --      36,990
     Corporate notes....................................         15,132         (53)        --      15,079
     Asset-backed securities............................          6,002          --          5       6,007
                                                             ----------- ----------- ---------- -----------
                                                             $  546,590  $      (53) $       5  $  546,542
                                                             =========== =========== ========== ===========
   Short-term investments:
     U.S. treasury and agency securities................     $  384,085  $     (237) $   2,117  $  385,965
     Corporate notes....................................        696,271        (671)     7,405     703,005
     Asset-backed securities............................        386,409        (497)     1,782     387,694
                                                             ----------- ----------- ---------- -----------
                                                             $1,466,765  $   (1,405) $  11,304  $1,476,664
                                                             =========== =========== ========== ===========

   Marketable equity securities (in prepaids and other).     $       80  $       --  $      38  $      118
                                                             =========== =========== ========== ===========

   December 31, 2004:                                                         Unrealized
                                                                         ----------------------
                                                                Cost        Loss        Gain      Market
                                                             ----------- ----------- ---------- -----------
   Cash and cash equivalents:
     Cash...............................................     $   36,996  $       --  $      --  $   36,996
     Certificates of deposit............................         20,610          --         --      20,610
     Money market funds.................................        474,980          --         --     474,980
     U.S. treasury and agency securities................          5,343          --          7       5,350
     Corporate notes....................................         18,499          (3)         2      18,498
     Asset-backed securities............................          3,941          --          2       3,943
                                                             ----------- ----------- ---------- -----------
                                                             $  560,369  $       (3) $      11  $  560,377
                                                             =========== =========== ========== ===========
   Short-term investments:
     U.S. treasury and agency securities................     $  404,747  $   (2,436) $      16  $  402,327
     Corporate notes....................................        818,583      (4,597)       346     814,332
     Asset-backed securities............................        472,005      (2,835)       282     469,452
                                                             ----------- ----------- ---------- -----------
                                                             $1,695,335  $   (9,868) $     644  $1,686,111
                                                             =========== =========== ========== ===========

   Marketable equity securities (in prepaids and other).     $      623  $       --  $     319  $      942
                                                             =========== =========== ========== ===========

As of December 31, 2003, all of the unrealized losses in the above table relate to cash equivalents and short-term investment securities that have been in a continuous unrealized loss position for less than one year. The following table shows the gross unrealized losses and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004 (in thousands):

                                                   Less than 12 Months   Greater than 12 Months           Total
                                                 ----------------------- -----------------------  ----------------------
                                                             Unrealized              Unrealized               Unrealized
                                                 Fair Value     Loss     Fair Value     Loss      Fair Value     Loss
                                                 ----------- ----------- ---------- ------------  ----------- ----------
U.S. treasury and agency securities............. $  371,971  $   (2,057) $  22,652  $      (379)  $  394,623  $  (2,436)
Corporate notes.................................    595,462      (4,187)    27,718         (413)     623,180     (4,600)
Asset-backed securities.........................    398,539      (2,728)    14,751         (107)     413,290     (2,835)
                                                 ----------- ----------- ---------- ------------  ----------- ----------
      Total..................................... $1,365,972  $   (8,972) $  65,121  $      (899)  $1,431,093  $  (9,871)
                                                 =========== =========== ========== ============  =========== ==========
Number of securities with an unrealized loss....                    397                      22                     419
                                                             ===========            ============              ==========

Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes or company-specific rating changes. The Company expects to receive the full principal and interest on these securities. When evaluating the Company's investments for possible impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, the Company does not believe these securities are impaired as of December 31, 2004.

Short-term investments as of December 31, 2003 consisted of $293.8 million of securities that mature in less than one year, $1,137.1 million of securities that mature in one to five years and $45.8 million of securities that mature in over five years. The following is a summary of the maturities of short-term investments as of December 31, 2004 (in thousands, except percentages):

                                                                 Expected Maturity Date
                                           -----------------------------------------------------------------------------
                                             2005       2006       2007       2008       2009    Thereafter     Total
                                           ---------  ---------  ---------  ---------  --------  ----------  -----------
U.S. Treasury and Agency securities....... $162,014   $172,763    $55,681     $5,887    $5,982     $    --     $402,327
  Weighted average yield..................     2.74%      3.07%      3.19%      3.21%     3.74%

Corporate bonds...........................  159,679    244,982    225,545     65,063    82,168      36,895      814,332
  Weighted average yield..................     2.95%      3.13%      3.40%      3.64%     4.02%       2.36%

Asset-backed securities...................  120,672    218,141     96,985     29,069     4,585          --      469,452
  Weighted average yield..................     3.01%      3.28%      3.49%      3.87%     4.07%
                                           ---------  ---------  ---------  ---------  --------  ----------  -----------
Total short-term investments.............. $442,365   $635,886   $378,211   $100,019   $92,735     $36,895   $1,686,111
                                           =========  =========  =========  =========  ========  ==========  ===========

Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

                                                                 December 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------  ----------
Trade accounts receivable.................................. $ 300,501   $ 319,459
Less: allowance for doubtful accounts and sales returns....    40,667      25,932
                                                            ----------  ----------
                                                            $ 259,834   $ 293,527
                                                            ==========  ==========

Changes in the allowance for doubtful accounts and sales returns for 2002, 2003 and 2004 are as follows (in thousands):

                                                          Provision for
                                          Balance at      (Recovery of)                   Balance at
                                          Beginning     Doubtful Accounts                   End of
                                           of Year         and Returns       Deductions      Year
                                          -----------  -------------------  ------------  ----------
Year ended December 31, 2002............. $   46,671   $           21,376   $    21,934   $  46,113
Year ended December 31, 2003.............     46,113                5,184        10,630      40,667
Year ended December 31, 2004.............     40,667               (3,509)       11,226      25,932

The year-over-year decrease in the provision of doubtful accounts and sales returns during 2003 and 2004 is primarily due to the improvement in the aging of the Company receivables and the recovery of certain receivables previously written off.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

                                                                 December 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------  ----------
Computers and equipment.................................... $ 212,588   $ 210,388
Furniture and fixtures.....................................    68,492      61,996
Computer software..........................................    66,886      68,934
Computer equipment under capital lease.....................    40,192      40,192
Corporate aircraft.........................................     6,820       6,797
Leasehold improvements.....................................   125,557     129,569
Buildings and land.........................................       479          --
                                                            ----------  ----------
                                                              521,014     517,876
  Less: accumulated depreciation and amortization..........   363,623     433,968
                                                            ----------  ----------
                                                            $ 157,391   $  83,908
                                                            ==========  ==========

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

                                                                 December 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------  ----------
Accrued compensation....................................... $ 119,758   $ 120,067
Taxes......................................................   109,657     125,310
Other......................................................   103,855     101,295
                                                            ----------  ----------
                                                            $ 333,270   $ 346,672
                                                            ==========  ==========

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

                                                                 December 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------  ----------
Foreign currency translation adjustments................... $  52,550   $  75,878
Net unrealized gains (losses) on securities, net
   of taxes of $3,789 and ($3,560), respectively...........     6,100      (5,337)
                                                            ----------  ----------
                                                            $  58,650   $  70,541
                                                            ==========  ==========

Other Income, Net

Other income, net consisted of the following (in thousands):

                                                                 Year Ended December 31,
                                                            ----------------------------------
                                                               2002        2003        2004
                                                            ----------  ----------  ----------
Interest income............................................ $  58,348   $  52,052   $  48,601
Interest expense...........................................   (20,016)    (14,927)     (1,019)
Loss on early extinguishment of debt.......................        --     (10,711)         --
Net gains on marketable investments........................    12,420       6,737       2,686
Write-down of cost-method investments......................    (9,990)     (3,350)     (2,819)
Other, net.................................................    (2,287)     (1,368)       (703)
                                                            ----------  ----------  ----------
                                                            $  38,475   $  28,433   $  46,746
                                                            ==========  ==========  ==========

The Company holds several minority interests in companies having operations or technology in areas within its strategic focus. As of December 31, 2003 and 2004, the Company has reflected the carrying value of these cost-method investments of $7.7 million and $4.7 million, respectively, in other long-term assets. During 2002, 2003 and 2004, the Company wrote down certain of these cost-method investments, as the decline in these investments was deemed to be other-than- temporary (i.e., write-down of cost-method investments in the table above). As of December 31, 2004, the fair value of the Company's cost-method investments approximates their carrying value.

The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments on a quarterly basis. This review includes an evaluation of historical and projected financial performance of the investee, expected cash needs of the investee, recent funding events of the investee, general market conditions, industry and sector performance, and changes in technology, among other factors. The Company also considers the duration and extent to which the fair value is less than cost, as well as the Company's intent and ability to hold the investment. Other-than-temporary impairments are recognized in earnings if (i) the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

5.   Convertible Subordinated Debentures

In September 1999, the Company issued $300.0 million of convertible subordinated debentures (the "Debentures") and in connection therewith incurred $8.7 million of issuance costs (the "Issuance Costs"). On September 30, 2003, the Company redeemed all of the Debentures in accordance with their terms for $307.1 million, plus accrued interest of $0.7 million. In connection with this redemption, the Company incurred a pretax charge to operations of $10.7 million, consisting of a $7.1 million redemption premium and the write-off of the remaining unamortized Issuance Costs of $3.6 million. The Company has reflected the $10.7 million loss on the early extinguishment of the debt in "Other income, net" during 2003.

Prior to redemption, the Debentures bore interest at a rate of 5.50% per annum, had a maturity date of September 15, 2006, and were convertible at the option of the holder into an aggregate of 12.9 million shares of the Company's common stock at a conversion price of $23.32 per share.

6.   Commitments and Contingencies

Letters of Credit

As of December 31, 2004, the Company had secured letters of credit with banks totaling approximately $20.4 million. These letters of credit, which expire between 2005 and 2015, collateralize certain of the Company's lease obligations to various third parties.

Legal Actions

On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the Staff notified the Company and two of its officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. The Company and its officers filed submissions with the SEC in response to the SEC notices that the Company believes contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against the Company and the two officers alleging, among other things, that the Company and its officers violated Regulation FD in connection with the statements described above. In September 2004, the Company filed a motion to dismiss the complaint. A hearing on the motion has been scheduled for March 15, 2005. The Company believes the allegations in this action are without merit and it intends to defend vigorously against them. Due to the uncertainty surrounding the litigation process, there exists the possibility that the Company may incur costs in excess of amounts already recognized. The Company cannot currently estimate the amount of such additional costs, if any.

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and certain of its officers. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff (the "Policemen's Case"). In October 2004, the Company filed a motion for dismissal of this case, which was granted on January 28, 2005. Plaintiffs in this case filed a second amended complaint on February 28, 2005, and the Company intends to file a motion to dismiss as soon as practical. On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against the Company and certain members of the Company's Board of Directors. These complaints allege claims in connection with various public statements made by the Company and seek damages together with interest and reimbursement of costs and expenses of litigation. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed by Ms. Plotkin. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until June 1, 2005. The Company believes the allegations in these actions are without merit and it intends to defend vigorously against these claims.

On March 7, 2005, the SEC provided the Company with a copy of an order of investigation regarding certain stock option grants by a number of companies, including the Company. The SEC has advised the Company that this is a confidential fact finding inquiry and has confirmed that the issuance of the order does not indicate that it has concluded that the Company has violated any securities laws. The Company intends to cooperate with the SEC as this investigation continues to develop. In accordance with the disclosures required by SFAS 5, the Company is unable to estimate the potential financial impact this matter could have on the Company.

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

The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Employee Benefit Plan

The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 20% of their compensation, limited to $13,000 in 2004. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made to date.

On January 5, 2005, the Company approved an amendment to its 401(k) plan in order to provide for contributions by the Company to participants of the 401(k) plan based on the attainment of specified profit levels. Specifically, the amended 401(k) plan provides that the Company will contribute 10% of the amount in which the Company exceeds specified targeted profit levels for the year. Each participant will receive a pro-rata share of the Company's contribution, if any, up to the first 5% of each employee's contributions. Contributions made by the Company to participants are fully vested as of the contribution date.

Lease Obligations

During the year ended December 31, 2002, the Company entered into an equipment financing arrangement related to certain of the Company's computer equipment, whereby the Company received proceeds of $24.9 million. The Company recorded this arrangement as a capital lease, which represents a non-cash investing activity on the statement of cash flows for the year ended December 31, 2002. The lease requires monthly payments of $0.6 million, which includes both principal and interest, through December 31, 2005.

As of December 31, 2004, the Company leased facilities and certain equipment under non-cancellable operating leases expiring between 2005 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring in 2005. Rent expense under operating leases for 2002, 2003 and 2004 was $121.6 million, $99.0 million and $83.3 million, respectively.

Future minimum lease payments under both operating and capital leases as of December 31, 2004 are as follows (in thousands):

                                                              Capital   Operating
Year Ending December 31,                                      Leases     Leases
----------------------------------------------------------- ----------  ----------
2005....................................................... $   6,500   $  67,526
2006.......................................................        --      61,498
2007.......................................................        --      60,249
2008.......................................................        --      60,285
2009.......................................................        --      60,230
2010 and thereafter........................................        --     294,048
                                                            ----------  ----------
     Total minimum lease payments..........................     6,500   $ 603,836
                                                                        ==========
     Amounts representing interest.........................      (212)
                                                            ----------
     Present value of minimum lease payments...............     6,288
     Less: capital lease obligations, short-term
        portion (included in accrued expenses).............     6,288
                                                            ----------
     Capital lease obligations, long-term portion
        (included in other long-term liabilities).......... $      --
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

7.   Stockholders' Rights Plan and Preferred Stock

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

Under the Rights Plan, the Company's stockholders received one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights trade with the Company's common stock and no separate Rights will be distributed until such time as the Rights become exercisable. The Rights will be exercisable only if a person or a group acquires or announces a tender offer to acquire 15% or more of the Company's common stock (an "Acquiring Person"), with limited exceptions as defined in the Rights Plan. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Junior Preferred Stock at a price of $70.00 per one ten-thousandth of a share (the "Purchase Price"), subject to adjustment. Each one ten-thousandth of a share of Junior Preferred Stock is designed to be the economic equivalent of one share of the Company's common stock. However, until a Right is exercised, the holder of the Right will have no rights as a stockholder of the Company, including without limitation, the right to vote or receive dividends. Until the Rights become exercisable, the Rights will have no dilutive impact on the Company's earnings per share data. The Rights are protected by customary anti-dilution provisions.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60- day period have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. The Rights, which expire on February 12, 2013, are redeemable for $0.001 per Right. The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, except that from and after such time as the Rights are distributed no such amendment may adversely affect the interest of the holders of the Rights, excluding the interests of an Acquiring Person.

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

Exchangeable Shares and Series A1 Preferred Stock

In connection with the acquisition of Janna Systems Inc. ("Janna") in November 2000, the Company issued certain Janna stockholders that were residents of Canada newly issued exchangeable shares (the "Exchangeable Shares") of a Canadian subsidiary of the Company. The Exchangeable Shares are exchangeable at the option of the holder into shares of the Company's common stock on a one-for-one basis, and will automatically be exchanged in full on November 30, 2005. As of December 31, 2003 and 2004, the number of Exchangeable Shares outstanding as of each of these dates was 1.4 million.

In connection with its acquisition of Janna, the Company also issued one share of Series A1 preferred stock to Computershare Trust Company of Canada (formerly Montreal Trust Company of Canada) (the "Trustee"), as trustee on behalf of the holders of the Exchangeable Shares. The Series A1 preferred stock gives the holders of the Exchangeable Shares the ability to vote on the same basis as the holders of the Company's common stock. The Trustee, as the holder of the Series A1 preferred stock, is entitled to a number of votes equal to the number of Exchangeable Shares outstanding. For all periods presented, there was one share of Series A1 preferred stock outstanding.

The Exchangeable Shares, when considered with the Series A1 preferred stock, have the same rights, privileges and characteristics of the Company's common stock. The exchangeable shares are intended to be economically equivalent to common stock of the Company in that the exchangeable shares carry the right to vote (by virtue of the Series A1 preferred stock) with the holders of common stock as if one class, and entitle holders to receive dividends or distributions only if equivalent dividends or distributions are declared on the Company's common stock. Accordingly, the Company has accounted for the Exchangeable Shares as if the Exchangeable Shares were shares of its common stock, including reporting the Exchangeable Shares in the number of outstanding shares of common stock and including the Exchangeable Shares in both its basic and diluted earnings per share calculations.

8.   Stock Options and Employee Stock Purchase Plans

Overview of the Company's Employee Stock Option and Purchase Plans

The 1996 Equity Incentive Plan, which amended and restated the Company's 1994 Stock Option Plan, the 1996 Supplemental Stock Option Plan and the 1998 Equity Incentive Plan (collectively, the "Plans"), provide for the issuance of up to an aggregate of 460,000,000 shares of common stock to employees, directors and consultants. The Plans provide for the issuance of incentive and non-statutory stock options, restricted stock purchase awards, restricted stock units, stock bonuses and stock appreciation rights.

Under the Plans, the exercise price for incentive stock options must be at least 100% of the fair market value on the date of the grant. Stock options granted under the Plans generally expire in five to ten years; however, incentive stock options granted to an optionee who owns common stock representing more than 10% of the voting power of all classes of the Company's common stock expire in five years. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over five years, with 20% vesting at the one-year anniversary and 5% vesting quarterly thereafter.

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

The Plans and certain acquired companies' plans allow for the exercise of unvested stock options and the issuance of restricted stock and restricted stock units ("RSUs"). Shares of common stock issued to employees upon exercise of unvested stock options or grants of restricted stock and RSUs are subject to repurchase by the Company at the lower of the original purchase price of the restricted stock or the fair value of the Company's common stock on the date of repurchase. The Company's ability to repurchase these shares expires at a rate equivalent to the vesting schedule of each stock option or share of restricted stock.

CEO Stock Option Cancellation

In 2002, the Company's Chairman and then-CEO notified the Board of Directors of his intent to cancel 25,950,000 shares subject to outstanding stock options in order to reduce net dilution from stock options to the Company's stockholders. In January 2003, the 25,950,000 stock options were cancelled and therefore are no longer outstanding. The Company provided no compensation in exchange for the cancellation of these stock options. The stock options cancelled had a weighted average exercise price of $34.63, with exercise prices ranging from $4.91 to $59.81 per share, and represented all stock options granted to the Company's then-CEO subsequent to October 29, 1998.

Option Repurchase

On September 30, 2002, the Company completed a tender offer (the "Option Repurchase") for employee stock options with exercise prices equal to or greater than $40.00 per share ("Eligible Options"). Eligible employees who participated in the Option Repurchase received $1.85 in consideration in exchange for each tendered stock option. The Company repurchased 28.1 million Eligible Options in connection with the Option Repurchase for total consideration of $51.9 million, consisting of $31.5 million of fully vested, non-forfeitable shares of the Company's common stock (5.5 million shares) and $20.4 million in cash. The number of fully vested, non- forfeitable shares of the Company's common stock issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company's common stock on September 30, 2002 of $5.75 per share.

The Company recorded a compensation charge of $54.9 million related to the Option Repurchase, consisting of $51.9 million related to the consideration paid and $3.0 million of associated employer payroll taxes and other costs. The Company has allocated this expense to the respective categories within the accompanying consolidated statement of operations for 2002 based on the individual employee's functional responsibility.

While the shares of common stock issued under the Option Repurchase are fully vested and non-forfeitable, a total of 4.1 million shares of common stock were subject to a "holding period" of one to four years, depending on the number of Eligible Options available to be tendered. The remaining 1.4 million shares of common stock issued in the Option Repurchase were freely tradable at issuance. During the holding period, holders are prohibited from selling or entering into any transaction with the same economic effect as the sale of such shares. In accordance with terms of the Option Repurchase, the Company released 1.9 million shares from the holding period on October 1, 2003 and 2.0 million shares on October 1, 2004. The terms of the Option Repurchase provide that the Company will release the remaining shares of common stock as follows: 142,000 shares on October 1, 2005 and 78,000 shares on October 1, 2006.

The Company determined that variable accounting did not apply to the stock options subject to the Option Repurchase or any stock options that were granted prior to or after the completion of the Option Repurchase because (i) the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44" ("EITF 00-23"), (ii) Issue 39(a) of EITF Issue No. 00-23 did not apply because the shares of common stock offered were fully vested and non-forfeitable, and (iii) the Company did not grant any stock options to the holders of the Eligible Options in the six months preceding the commencement of the Option Repurchase or subsequent to the completion of the Option Repurchase.

Stock Options Outstanding

Combined plan activity for 2002, 2003 and 2004 is summarized as follows:

                                                                 Shares                    Wtd. Avg.
                                                               Available    Number of      Exercise
                                                               for Grant     Options    Price per Share
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2001.......................... 117,178,547  247,203,762   $       23.81
     Options granted to employees............................  (5,667,300)   5,667,300   $       20.62
     Options granted to officers and directors...............    (220,000)     220,000   $        6.20
     Options exercised.......................................          --  (10,650,943)  $        5.97
     Options cancelled upon termination......................  28,012,567  (28,910,626)  $       32.84
     Options repurchased.....................................  22,203,279  (28,056,712)  $       62.81
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2002.......................... 161,507,093  185,472,781   $       17.42
     Options granted to employees............................ (20,987,275)  20,987,275   $        9.20
     Options granted to officers and directors...............  (1,800,000)   1,800,000   $        8.63
     Options exercised.......................................          --  (10,746,800)  $        5.29
     Options cancelled upon termination......................  27,625,978  (27,660,441)  $       20.95
     Options cancelled by the Company's then-CEO.............  25,950,000  (25,950,000)  $       34.63
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2003.......................... 192,295,796  143,902,815   $       13.20
     Issuances of restricted stock units, net................    (425,000)          --
     Options granted to employees............................  (8,507,550)   8,507,550   $        9.85
     Options granted to officers and directors...............  (3,487,000)   3,487,000   $       10.86
     Options exercised.......................................          --   (7,042,637)  $        5.19
     Options cancelled upon termination......................  16,066,099  (16,142,596)  $       17.80
                                                              ------------ ------------ ---------------
   Balances as of December 31, 2004.......................... 195,942,345  132,712,132   $       12.78
                                                              ============ ============

The following table summarizes information about the Company's stock options outstanding as of December 31, 2004:

                                        Options Outstanding                   Options Exercisable
                         ------------------------------------------------  ---------------------------
                                            Wtd. Avg.        Wtd. Avg.                     Wtd. Avg.
       Range of             Number          Remaining        Exercise         Number       Exercise
    Exercise Prices        of Shares       Life (Years)        Price        of Shares       Price
-----------------------  -------------    -------------  ----------------  ------------ --------------
      $0.01  -    2.50     13,429,080              1.2    $         0.36    12,951,844   $       0.37
      $2.51  -    5.00     18,054,429              2.6    $         3.70    17,928,857   $       3.69
      $5.01  -   10.48     42,697,694              4.2    $         7.98    23,751,383   $       7.25
     $10.49  -   15.00      6,686,098              4.5    $        13.01     3,574,680   $      12.89
     $15.01  -   20.00     32,773,030              6.4    $        17.53    20,462,637   $      17.48
     $20.01  -   25.00      7,555,005              5.9    $        23.38     6,548,616   $      23.61
     $25.01  -   40.00      8,872,723              5.6    $        32.99     6,760,393   $      33.25
     $40.01  -   60.00      1,544,800              5.3    $        46.32     1,382,082   $      46.01
     $60.01  -   80.00      1,032,655              5.4    $        72.37       855,775   $      72.20
     $80.01  -  109.05         66,618              4.9    $        91.95        50,598   $      91.35
-----------------------  -------------    -------------  ----------------  ------------ --------------
      $0.01  -  109.05    132,712,132              4.5    $        12.78    94,266,865   $      12.27
                         =============                                     ============

As of December 31, 2002 and 2003, the Company had 100.1 million and 88.6 million exercisable stock options outstanding, respectively, with weighted average exercise prices of $13.73 and $11.59 per share, respectively.

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended, (the "1996 Purchase Plan") provided for the issuance of up to a total of 13,600,000 shares of its common stock thereunder. The 1996 Purchase Plan was terminated on June 30, 2003, as all shares of common stock available under this plan were issued as of June 30, 2003. Prior to termination, the 1996 Purchase Plan permitted eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever was lower.

In May 2003, the Company's Board of Directors adopted the Siebel Systems, Inc. 2003 Employee Stock Purchase Plan (the "2003 Purchase Plan" and collectively with the 1996 Purchase Plan, the "Purchase Plan"). The 2003 Purchase Plan was approved by stockholders on June 11, 2003. The 2003 Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. The maximum length for an offering period under the 2003 Purchase Plan is 27 months. Currently, each offering period, other than the first offering period, is six months long and shares are purchased on the last day of each offering period. The first offering period was seven months long (July 1, 2003 to January 31, 2004).

For 2002, 2003 and 2004, the Company issued 3.1 million, 0.9 million and 3.7 million shares, respectively, under the Purchase Plan with weighted average prices of $9.45, $6.29 and $7.34 per share, respectively. As of December 31, 2004, there were 11.3 million shares available for future issuance under the Purchase Plan.

9.   Restricted Stock and Restricted Stock Units

Restricted Stock

During 2002 the Company issued 200,000 shares of restricted stock to certain of its employees for nominal consideration. The Company recorded deferred compensation of $1.4 million related to this issuance of restricted stock, which is being expensed on a straight-line basis over the five-year vesting period. The Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock.

During 2003 the Company repurchased a total of 70,000 of the unvested restricted shares for nominal consideration equal to the original purchase price paid by the employee. As of December 31, 2003 and 2004, a total of 175,000 and 71,000 shares, respectively, of the Company's common stock remain subject to repurchase by the Company. No compensation expense has resulted at the time of the repurchases of the Company's restricted shares since the consideration paid by the Company equaled the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock.

Restricted Stock Units

On May 5, 2004, the Company amended the Plans to allow the Company to issue RSUs. RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests.

On May 5, 2004, the Company granted to its Chief Executive Officer, J. Michael Lawrie, an RSU for 350,000 shares of its common stock in connection with his commencement of employment. The terms of this RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2004 and the remaining 200,000 shares vest two years from his commencement of employment. During 2004 the Company granted additional RSUs for an aggregate of 145,000 shares of its common stock to various employees upon commencement of employment. As of December 31, 2004, RSUs for a total of 333,000 shares of the Company's common stock were unvested and remain outstanding.

The Company recorded an aggregate of $4.9 million of deferred compensation during 2004 in connection with the issuance of these RSUs, which the Company is amortizing on a straight-line basis over the respective vesting periods. The Company recorded $2.5 million of compensation expense associated with the RSUs during the year ended December 31, 2004.

10.   Net Income (Loss) per Share

The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                                           Year Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2003        2004
                                                                                   -----------  ----------  -----------
Shares used in basic net income (loss) per share computation..................        475,617     491,961      505,044
Effect of dilutive potential common shares resulting from
   stock options .............................................................             --          --       35,440
Effect of dilutive potential common shares resulting from restricted
   stock units and common stock subject to repurchase.........................             --          --           46
                                                                                   -----------  ----------  -----------
Shares used in diluted net income (loss) per share computation................        475,617     491,961      540,530
                                                                                   ===========  ==========  ===========

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock equivalents (i.e., stock options, restricted stock subject to repurchase and RSUs). Because the Company reported a net loss during 2002 and 2003, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The dilutive impact of the Company's common stock equivalents for 2004 is calculated using the treasury stock method, based on the average share price of the Company's common stock of $10.41 per share. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

The Company excludes all potentially dilutive securities from its diluted earnings per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                                           Year Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2003        2004
                                                                                   -----------  ----------  -----------
Stock options excluded due to the exercise price exceeding the average
  fair value of the Company's common stock during the period..................         99,537      68,466       58,531
Weighted average stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the Company
  reporting a net loss during the period......................................         40,397      36,484           --
Weighted average shares issuable upon conversion of the convertible
  subordinated debentures.....................................................         12,867          --           --
                                                                                   -----------  ----------  -----------
Total common stock equivalents excluded from diluted net income
  (loss) per share computation................................................        152,801     104,950       58,531
                                                                                   ===========  ==========  ===========

Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $27.63, $22.07 and $21.93 per share during 2002, 2003 and 2004, respectively. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock were excluded from the diluted earnings per share computation because the Company reported a net loss during these periods. The weighted average fair value of the Company's common stock during 2002 and 2003 was $17.70 and $10.18 per share, respectively.

As discussed in Note 5, the Company redeemed the Debentures on September 30, 2003 and, accordingly, the Debentures are no longer outstanding and therefore were not potentially dilutive as of December 31, 2003 and 2004.

11.   Taxes

Income Taxes

Income (loss) before tax expense (benefit) includes income from foreign operations of approximately $24.4 million, $4.5 million and $61.2 million for 2002, 2003 and 2004, respectively. The components of income tax expense (benefit) for 2002, 2003 and 2004 are as follows (in thousands):

                                                                      December 31,
                                                            --------------------------------
                                                               2002       2003       2004
                                                            ---------- ---------- ----------
 Current:
   Federal................................................. $   9,322  $   5,297  $  14,068
   State...................................................     1,772      1,198      6,113
   Foreign.................................................    19,254      7,044     12,466
                                                            ---------- ---------- ----------
     Total current.........................................    30,348     13,539     32,647
                                                            ---------- ---------- ----------
 Deferred:
   Federal.................................................   (33,695)    (7,791)    30,256
   State...................................................   (12,859)    (9,376)     3,776
   Foreign.................................................    (5,139)      (103)    (1,780)
                                                            ---------- ---------- ----------
     Total deferred........................................   (51,693)   (17,270)    32,252
                                                            ---------- ---------- ----------
     Total income tax expense (benefit).................... $ (21,345) $  (3,731) $  64,899
                                                            ========== ========== ==========

The differences between the income tax expense (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax expense (benefit) for 2002, 2003 and 2004 are as follows:

                                                                        December 31,
                                                             --------------------------------
                                                               2002       2003       2004
                                                             ---------- ---------- ----------
  Expected income tax expense (benefit)....................     (35.0)%    (35.0)%     35.0%
  State income taxes (benefit), net of federal tax benefit.     (11.3)%    (45.2)%      4.9%
  Research and development credit..........................      (3.4)%    (24.0)%     (1.1)%
  Deferred compensation....................................       1.9%      4.4%       -- %
  Non-deductible expenses..................................       0.4%      0.9%      2.0%
  Meals and entertainment..................................       3.2%     12.2%      0.8%
  Foreign rate differential................................       7.6%     45.2%     (7.3)%
  Purchased in-process product development.................        -- %       -- %      1.2%
  Other, net...............................................       1.1%     (0.3)%      1.5%
                                                             ---------- ---------- ----------
    Total income tax expense (benefit).....................     (35.5)%    (41.8)%     37.0%
                                                             ========== ========== ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows (in thousands):

                                                                 December 31,
                                                            ---------------------
                                                               2003       2004
                                                            ---------- ----------
 Deferred tax assets:
   Allowance for doubtful accounts and returns............. $  12,633  $   6,681
   Accruals and reserves, not currently deducted
     for tax purposes......................................    87,241     66,497
   Tax credit carryforwards................................   109,591    114,705
   Net operating loss carryforwards........................   602,101    592,821
   Depreciation and amortization...........................    41,462     48,007
   Unrealized loss on investments..........................        --      3,559
   Other...................................................     5,036     10,256
                                                            ---------- ----------
     Deferred tax assets...................................   858,064    842,526
                                                            ---------- ----------
 Deferred tax liabilities:
   Unrealized gain on investments..........................    (2,306)        --
                                                            ---------- ----------
     Deferred tax liabilities..............................    (2,306)        --
                                                            ---------- ----------
 Valuation allowance.......................................  (691,997)  (701,156)
                                                            ---------- ----------

       Net deferred tax assets............................. $ 163,761  $ 141,370
                                                            ========== ==========

As of December 31, 2004, the Company had a valuation allowance on its deferred tax assets of approximately $701.1 million, of which approximately $667.9 million pertains to certain tax credits and net operating loss ("NOL") carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable stemming from the utilization of these credits and losses. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders' equity rather than as a reduction of income tax expense. The amount of tax benefits resulting from the exercise of employee stock options accounted for as a credit to stockholders' equity was $16.6 million during 2004. The Company did not recognize any tax benefits related to stock options during 2002 and 2003.

The remaining valuation allowance of $33.2 million pertains to certain acquisition-related tax credits and NOL carryforwards that may be limited under Section 382 of the Internal Revenue Code. If an "ownership change," as defined in Section 382, occurs or has occurred, a corporation's ability to utilize NOL and tax credit carryforwards may be subject to restriction. If the Company realizes a tax benefit related to these NOL and tax credits carryforwards, the tax benefit will be accounted for as a credit to goodwill rather than as a reduction of income tax expense. The amount of tax benefits resulting from the utilization of acquisition-related tax credits and NOL carryforwards accounted for as a credit to goodwill was $1.3 million during 2004. The Company did not recognize any acquisition-related tax benefits during 2002 and 2003.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $1,482.0 million and $1,108.0 million, respectively, available to offset future taxable income. In addition, the Company had federal and state research and development credit carryforwards of $43.1 million and $53.7 million, respectively, available to offset future tax liabilities. The Company's federal NOL carryforwards will begin to expire in 2011, if not utilized. The Company's state NOL carryforwards will begin to expire in 2005, if not utilized. The Company's federal research and development credit carryforward will begin to expire in 2011, if not utilized. The state research and development credit can be carried forward indefinitely.

The Company's U.S. federal income tax returns for 1998 through 2003 are currently under examination by the Internal Revenue Service ("IRS"). During 2003 and 2004, the Company received notices from the IRS of proposed adjustments to certain of these tax returns. In August 2004, the Company reached a tentative settlement with the IRS with respect to the IRS's examination of the Company's income tax returns for 1998 through 2000, which the Company believes resolves all significant matters outstanding with respect to the Company's income tax returns for those years.

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

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the United States. As of December 31, 2004, the Company has unrecognized deferred tax liabilities of approximately $79.0 million related to approximately $206.0 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely invested in operations outside the United States, as the Company intends to utilize these amounts to fund future expansion of our international operations.

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based on the Company's analysis to date, the Company may repatriate between zero and $203.0 million of its foreign earnings, with the respective tax liability ranging between zero and $15.0 million.

Payroll Taxes

The Company's U.S. payroll tax returns for 1999 through 2001 are currently under examination by the IRS, primarily related to taxes associated with stock option exercises. While the Company has not received any notices of proposed adjustments with respect to this examination, the Company expects that the IRS may issue a notice of proposed adjustment to its payroll tax returns in 2005. While the final resolution of this on-going examination of the Company's payroll tax returns is uncertain, based on currently available information, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the IRS audit of the Company's U.S. payroll tax returns for 1999 through 2001.

Sales, Use and Value Added Taxes

The Company's sales and use tax returns in various states in the United States for 2000 through 2003 and certain international sales and value added tax returns for 2002 through 2004 are currently under examination and/or review by the applicable taxing authorities. While the final resolutions of these on-going examinations are uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the audits of these tax returns.

Summary

The Company may receive assessments related to the audits and/or reviews of its U.S. and foreign income tax returns, payroll tax returns, sales and use tax returns, and value added tax returns that exceed amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable. Due to the uncertainty surrounding the audit/review process, there exists the possibility that the Company may incur costs in excess of amounts already recognized; however, the amount of such additional loss, if any, is not currently estimable.

12.   Segment and Geographic Information

The Company is principally engaged in the design, development, marketing and support of Siebel Business Applications, its family of front-office business software applications. Substantially all revenues result from the license of the Company's front-office software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions using any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for 2002, 2003 and 2004 (in thousands):

                                         Year Ended December 31,
                                   -----------------------------------
                                      2002        2003        2004
                                   ----------- ----------- -----------
         United States............ $1,016,109  $  787,704  $  785,844
         Europe...................    459,985     418,129     444,315
         Asia Pacific.............     89,429     104,126      77,209
         Canada and Latin America.     69,784      44,269      32,425
                                   ----------- ----------- -----------
                                   $1,635,307  $1,354,228  $1,339,793
                                   =========== =========== ===========

International software license revenues for 2002, 2003 and 2004 were $290.8 million, $240.3 million and $223.0 million, respectively, representing 42%, 50% and 46% of software license revenues, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

Prior to 2003, the Company did not measure the performance of its individual software applications for internal management reporting purposes. The following is a summary of the Company's software license revenues, by front-office product, for 2003 and 2004 (in thousands, except percentages):

                                           Year Ended December 31,
                                           -----------------------
                                              2003        2004
                                           ----------  -----------
Sales, marketing and service automation... $ 384,222    $ 348,550
Customer and business analytics...........    77,291      111,626
Customer data integration.................    20,761       26,951
                                           ----------  -----------
        Total............................. $ 482,274    $ 487,127
                                           ==========  ===========

At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During 2003 and 2004, software license revenues from Enterprise Licenses were $64.1 million and $83.8 million, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

Although the Company believes the above methodology of allocating revenue from its Enterprise Licenses is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the Company individually licensed each specific software solution. Further, the Company generally does not reevaluate the allocation of its revenue from Enterprise Licenses based on actual deployment by its customers.

The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for 2002, 2003 and 2004 (in thousands):

                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                   2002         2003        2004
                                                                -----------  ----------  -----------
Professional services, maintenance and other revenues:
  Maintenance.................................................. $  422,502   $ 449,345   $  469,751
  Professional services and other..............................    512,461     422,609      382,915
                                                                -----------  ----------  -----------
      Total.................................................... $  934,963   $ 871,954   $  852,666
                                                                ===========  ==========  ===========

No single customer accounted for 10% or more of total revenues in 2002, 2003 or 2004.

13.   Subsequent Event

Acquisition of edocs, Inc.

On January 14, 2005, the Company acquired all of the issued and outstanding shares of edocs Inc. ("edocs"), a leading provider of eBilling and customer self-service software solutions, for initial cash consideration of approximately $116.7 million. In the event certain revenue targets and other contractual milestones defined in the purchase agreement are met for 2005, the Company could be required to pay up to an additional $42.5 million in cash to the former shareholders of edocs.

edocs' solutions enable companies to improve customer service and increase customer loyalty while reducing the cost of serving their customers. Companies use edocs' solutions to move the most common customer inquiries and transactions—such as billing, account management, and service order issues—from expensive channels such as paper correspondence and contact center calls to lower-cost self-service and assisted care channels such as the web, email and chat.

The Company believes that edocs' existing technology and certain products and functionality under development by edocs at the time of purchase will enhance the Company's current self-service offerings. The Company plans to integrate its CRM solutions with edocs' customer service and eBilling applications to deliver one of the industry's most comprehensive self-service solutions enabling companies to drive higher levels of customer satisfaction and adoption.

Because the Company purchased edocs in such close proximity to the date of the filing of this annual report, the Company has not had an opportunity to complete its allocation of the fair value of the assets acquired and liabilities assumed. Accordingly, it is not practicable to provide a purchase price allocation or the valuation of acquired intangible assets at this time. While the Company has not completed this analysis, the Company currently expects a one-time charge in the first quarter of 2005 of between approximately $9.0 million and $10.0 million related to certain IPR&D acquired from edocs. The Company is currently in the process of completing the purchase price allocation, which it expects to include in its quarterly report on Form 10-Q for the quarter ending March 31, 2005. The operating results of edocs will be included in the Company's consolidated financial statements from the date of purchase.

14.   Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly information for 2003 and 2004 (in thousands, except share data):

                                                       First    Second     Third    Fourth
                                                      Quarter   Quarter   Quarter   Quarter
                                                     --------- --------- --------- ---------
  2003:
  Total revenues.................................... $332,755  $333,299  $321,432  $366,742
  Gross margin .....................................  201,962   202,359   194,407   247,137
  Net income (loss) (1).............................    3,768     9,009   (58,701)   40,733
  Diluted net income (loss) per share (2)...........     0.01      0.02     (0.12)     0.07
  Basic net income (loss) per share (2).............     0.01      0.02     (0.12)     0.08

  2004:
  Total revenues.................................... $329,287  $301,059  $317,086  $392,361
  Gross margin (3)..................................  217,866   190,172   204,930   269,924
  Net income (3) (4)................................   30,980     7,521    18,330    53,837
  Diluted net income per share (3) (5)..............     0.06      0.01      0.03      0.10
  Basic net income per share (3) (5)................     0.06      0.01      0.04      0.11

  The Company's pretax loss for the third quarter of 2003 includes the following charges: (i) $105.3 million related to the 2003 Restructuring ($102.9 million of Restructuring and related expenses and $2.4 million related to an asset impairment) and (ii) $10.7 million related to the Company's repurchase of its convertible subordinated debentures. On an after-tax basis, these charges reduced net income by $74.2 million during the third quarter of 2003. The Company's pretax loss for the fourth quarter of 2003 includes a charge of $5.3 million related to IPR&D. On an after-tax basis, these charges reduced net income by $3.4 million during the fourth quarter of 2003.

  The Company's diluted and basic loss per share data includes an impact of $0.15 and $0.01 per share during the third and fourth quarters of 2003, respectively, related to the charges described in item one above.

  During the fourth quarter of 2004, the Company determined that it had not properly recorded rent escalations on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" for certain of its facility leases. This calculation error resulted in an understatement of the Company's rent expense for each of the first three quarters of 2004.

  The Company has restated its operating results for each of the first three quarters of 2004 for this error. Accordingly, the Company's gross margin and net income have been reduced by $0.3 million and $0.7 million, respectively, in both the first and second quarters of 2004, and by $0.3 million and $1.0 million, respectively, during the third quarter of 2004. The impact on diluted and basic net income per share was approximately $0.001 per share in both the first and second quarters of 2004, and $0.002 per share in the third quarter of 2004.

  The Company's net income for the second quarter of 2004 includes a charge of $6.0 million related to IPR&D. As the amount is not deductible for tax purposes, the Company did not recognize a tax benefit associated with the IPR&D. The Company's pretax loss for the third quarter of 2004 includes a charge of $6.2 million related to the 2004 Restructuring. On an after-tax basis, this charge reduced net income by $3.2 million during the third quarter of 2004.

  The Company's diluted and basic earnings per share data includes an impact of $0.01 per share during both the second and third quarters of 2004, respectively, related to the charges described in item four above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBEL SYSTEMS, INC. Date: March 9, 2005 By: /s/ Kenneth A. Goldman Kenneth A. Goldman Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Thomas M. Siebel, J. Michael Lawrie and Kenneth A. Goldman, each acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Michael Lawrie J. Michael Lawrie	Chief Executive Officer (Principal Executive Officer)	March 9, 2005
/s/ Kenneth A. Goldman Kenneth A. Goldman	Senior Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005
/s/ Thomas M. Siebel Thomas M. Siebel	Chairman	March 9, 2005
/s/ Patricia A. House Patricia A. House	Vice Chairman	March 9, 2005
/s/ James C. Gaither James C. Gaither	Director	March 9, 2005
/s/ C. Scott Hartz C. Scott Hartz	Director	March 9, 2005
/s/ Marc F. Racicot Marc F. Racicot	Director	March 9, 2005
/s/ George T. Shaheen George T. Shaheen	Director	March 9, 2005
/s/ Eric E. Schmidt, Ph.D. Eric E. Schmidt, Ph.D.	Director	March 9, 2005
/s/ John W. White John W. White	Director	March 9, 2005