Form 10-Q
period 2005-03-31
SIEBEL SYSTEMS INC
filed 2005-05-06
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of April 22, 2005 was 516,674,822.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,   March 31,
                                                                               2004          2005
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    560,377  $    545,340
   Short-term investments..............................................      1,686,111     1,650,936
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,246,488     2,196,276

   Accounts receivable, net............................................        293,527       254,951
   Deferred income taxes...............................................         17,542        22,542
   Prepaids and other..................................................         53,894        34,396
                                                                          ------------- -------------
          Total current assets.........................................      2,611,451     2,508,165

Property and equipment, net............................................         83,908        78,568
Goodwill...............................................................        208,306       286,886
Intangible assets, net.................................................         23,004        42,693
Other assets...........................................................         36,937        33,757
Deferred income taxes..................................................        123,828       116,487
                                                                          ------------- -------------
          Total assets.................................................   $  3,087,434  $  3,066,556
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     10,048  $     18,522
   Accrued expenses....................................................        346,672       266,652
   Restructuring obligations...........................................         30,639        29,953
   Deferred revenue....................................................        357,223       365,979
                                                                          ------------- -------------
          Total current liabilities....................................        744,582       681,106

Restructuring obligations, less current portion........................         75,227        67,354
Other long-term liabilities............................................         20,981        24,506
                                                                          ------------- -------------
          Total liabilities............................................        840,790       772,966
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     508,953 and 516,095 shares issued and outstanding, respectively...            509           516
  Additional paid-in capital...........................................      1,635,652     1,723,011
  Deferred compensation................................................         (2,993)      (13,150)
  Accumulated other comprehensive income...............................         70,541        44,277
  Retained earnings....................................................        542,935       538,936
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,246,644     2,293,590
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,087,434  $  3,066,556
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                ---------------------
                                                                   2004       2005
                                                                ---------- ----------
Revenues:
   Software license...........................................  $ 126,799  $  74,978
   Professional services, maintenance and other...............    202,488    223,960
                                                                ---------- ----------
       Total revenues.........................................    329,287    298,938
                                                                ---------- ----------
Cost of revenues:
   Software license...........................................      3,207      3,898
   Professional services, maintenance and other...............    108,214    112,964
                                                                ---------- ----------
       Total cost of revenues.................................    111,421    116,862
                                                                ---------- ----------
            Gross margin......................................    217,866    182,076
                                                                ---------- ----------
Operating expenses:
   Product development........................................     72,633     74,717
   Sales and marketing........................................     86,398     92,274
   General and administrative.................................     21,699     25,618
   Restructuring and related expenses.........................        571        492
   Purchased in-process product development...................         --     10,890
                                                                ---------- ----------
       Total operating expenses...............................    181,301    203,991
                                                                ---------- ----------
            Operating income (loss)...........................     36,565    (21,915)
                                                                ---------- ----------
Other income (expense), net:
   Interest and other income, net.............................     12,075     15,994
   Interest expense...........................................       (320)      (231)
                                                                ---------- ----------
       Total other income (expense), net......................     11,755     15,763
                                                                ---------- ----------
            Income (loss) before income taxes.................     48,320     (6,152)
Income taxes (benefit)........................................     17,340     (2,153)
                                                                ---------- ----------
            Net income (loss).................................  $  30,980  $  (3,999)
                                                                ========== ==========

Diluted net income (loss) per share...........................  $    0.06  $   (0.01)
                                                                ========== ==========
Basic net income (loss) per share.............................  $    0.06  $   (0.01)
                                                                ========== ==========

Shares used in diluted share computation......................    546,401    512,963
                                                                ========== ==========
Shares used in basic share computation........................    501,128    512,963
                                                                ========== ==========
Comprehensive income (loss):
Net income (loss).............................................  $  30,980  $  (3,999)
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments...................     (3,844)   (18,765)
   Realized loss (gain) on marketable investments previously
      recognized in other comprehensive income................     (1,123)       143
   Unrealized gain (loss) on investments, net.................      4,163     (7,643)
                                                                ---------- ----------
       Other comprehensive income (loss)......................       (804)   (26,265)
                                                                ---------- ----------
            Total comprehensive income (loss).................  $  30,176  $ (30,264)
                                                                ========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                                 2004          2005
                                                                            ------------- ------------
Cash flows from operating activities:
   Net income (loss)....................................................... $     30,980  $    (3,999)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of purchased in-process product development................           --       10,890
      Depreciation and other amortization..................................       31,478       18,019
      Amortization of identifiable intangible assets.......................        1,710        3,088
      Stock-based compensation, net........................................          195        1,012
      Provision for (recovery of) doubtful accounts and sales returns......       (1,000)          --
      Tax benefit from exercise of stock options...........................        1,500       51,379
      Deferred income taxes................................................         (465)          --
      Net realized loss (gain) on cost-method investments..................        1,083       (2,059)
      Net realized loss (gain) on marketable investments...................       (1,872)         238
      Changes in operating assets and liabilities:
         Accounts receivable...............................................       30,234       51,900
         Prepaids and other................................................       14,305       22,171
         Accounts payable and accrued expenses.............................      (33,843)     (95,742)
         Restructuring obligations.........................................      (13,641)      (9,051)
         Deferred revenue..................................................       29,135           71
                                                                            ------------- ------------
           Net cash provided by operating activities.......................       89,799       47,917
                                                                            ------------- ------------
Cash flows from investing activities:
   Purchases of short-term investments.....................................     (413,446)    (249,872)
   Sales and maturities of short-term investments..........................      382,507      268,648
   Purchases of property and equipment, net................................         (225)      (3,096)
   Proceeds from sale of venture investments...............................           --        4,979
   Purchase consideration for acquired businesses, net of cash received....       (4,817)     (93,088)
                                                                            ------------- ------------
           Net cash used in investing activities...........................      (35,981)     (72,429)
                                                                            ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................       29,379       24,749
   Repayments of capital lease obligations.................................       (3,278)      (2,024)
                                                                            ------------- ------------
           Net cash provided by financing activities.......................       26,101       22,725
                                                                            ------------- ------------
Effect of exchange rate fluctuations.......................................       (3,766)     (13,250)
                                                                            ------------- ------------
Change in cash and cash equivalents........................................       76,153      (15,037)
Cash and cash equivalents, beginning of period.............................      546,542      560,377
                                                                            ------------- ------------
Cash and cash equivalents, end of period................................... $    622,695  $   545,340
                                                                            ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of March 31, 2005 and the three months ended March 31, 2004 and 2005 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs, if any, related to its stock-based compensation as follows:

    Stock options—The Company records and measures deferred compensation for stock options granted to its employees and members of its Board of Directors when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant. The Company records and measures deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

    Restricted stock and restricted stock units ("RSUs")—The Company records and measures deferred compensation for restricted stock and RSUs based on the market price of the Company's common stock on the date of grant.

  Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The terms of Company's stock options and restricted stock vary, but generally provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from grant and the remaining shares vesting 5% quarterly thereafter. The vesting terms of the Company's RSUs range from approximately three months to five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock during any period presented.

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

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       2004        2005
                                                                    ----------  ----------
Net income (loss):
  As reported.....................................................  $  30,980   $  (3,999)
                                                                    ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        195       1,012
    In-the-money stock options and restricted stock units.........     (4,308)     (4,224)
    Stock purchase rights under the Purchase Plan.................     (2,559)     (2,228)
                                                                    ----------  ----------
       Subtotal...................................................     (6,672)     (5,440)
                                                                    ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (37,336)    (23,355)
    Stock options forfeited in connection with terminations.......     (3,135)         --
                                                                    ----------  ----------
       Subtotal...................................................    (40,471)    (23,355)
                                                                    ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (47,143)    (28,795)
                                                                    ----------  ----------
  Tax benefit related to SFAS 123 expense.....................             --       2,287
                                                                    ----------  ----------
  Pro forma net loss giving effect to SFAS 123................      $ (16,163)  $ (30,507)
                                                                    ==========  ==========

Diluted net income (loss) per share:
  As reported.....................................................  $    0.06   $   (0.01)
                                                                    ==========  ==========

  Pro forma giving effect to SFAS 123.............................  $   (0.03)  $   (0.06)
                                                                    ==========  ==========

Basic net income (loss) per share:
  As reported.....................................................  $    0.06   $   (0.01)
                                                                    ==========  ==========

  Pro forma giving effect to SFAS 123.............................  $   (0.03)  $   (0.06)
                                                                    ==========  ==========

  The Company has provided a tax benefit on the pro forma expense in the above table in a manner consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements. Accordingly, the Company has not provided a tax benefit on the pro forma expense in the above table during the first quarter of 2004.

  During the first quarter of 2005, the Company determined that it would be able to utilize certain net operating loss carryforwards ("NOL") associated with stock option exercises that occurred in previous years. As a result of the utilization of these NOLs, the Company has reflected a $51.4 million increase to additional paid-in capital in the accompanying unaudited consolidated financial statements. In accordance with SFAS 123, the Company's tax benefit in the above table associated with this utilization of NOLs is limited to the lesser of the actual tax benefit in the Company's income tax return or the SFAS 123 pro forma expense associated with these same options. As a result of the tax benefit exceeding the SFAS 123 pro forma expense, the Company's pro forma tax benefit was limited to $2.3 million compared to the $51.4 million tax benefit reflected as an increase to additional paid-in capital.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of March 31, 2004 and 2005 were $11.53 and $9.13, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $40.5 million and $23.4 million of expense during the three months ended March 31, 2004 and 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $20.20 per share compared to a closing price of $9.13 per share as of March 31, 2005). These items represented 86% and 81% of the pro forma expense during the three months ended March 31, 2004 and 2005, respectively.

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

  During 2005 the Company's weighted average expected life assumption increased compared to 2004, primarily due to (i) an increase in the weighted average vesting period (i.e., for 65% of all stock options granted during the first quarter of 2005, the weighted average vesting period increased from 2.7 to 3.0 years) and (ii) the continued low levels of volatility of the Company's common stock (i.e., lower volatility historically results in a longer stock option life).

  Volatility

  The Company estimated expected volatility giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. In considering these factors, the Company noted that (i) the stock market in general, and its common stock in particular, have continued to become less volatile and (ii) implied volatility in traded options for the Company's common stock has continued to decrease relative to previous periods.

  Risk-Free Interest Rate

  The Company estimated the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

  The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                       Three Months Ended
                                            March 31,
                                      --------------------
                                        2004       2005
                                      ----------  --------
Risk-free interest rate.............      2.09%    4.11%
Expected life (in years)............       3.4       3.6
Expected volatility.................        42%      40%

  Using the Black-Scholes option valuation model, stock options granted during the three months ended March 31, 2004 and 2005 had weighted average fair values of $4.39 and $2.99 per share, respectively.

  The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                       Three Months Ended
                                            March 31,
                                      --------------------
                                        2004       2005
                                      ----------  --------
Risk-free interest rate.............      1.00%    2.71%
Expected life (in years)............       0.5       0.5
Expected volatility.................        46%      38%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended March 31, 2004 and 2005 was $3.69 and $2.27 per share, respectively, including the 15% discount from the quoted market price.

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

  Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company's common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that the Company currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006.

  Income Taxes

  In December 2004, the FASB issued two FASB Staff Positions ("FSP") related to the recently enacted American Jobs Creation Act of 2004 ("AJCA"). FSP No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities" ("FSP 109-1") requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109.

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

  Restructuring Obligations

  During 2002, 2003 and 2004, the Company initiated a series of restructurings designed to better align its operating structure with expected revenue levels (the "2002 Restructuring," the "2003 Restructuring" and the "2004 Restructuring," and collectively the "Restructurings"). The 2002 Restructuring and 2003 Restructuring included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures.

  In order to continue to reduce expense levels and to further improve the Company's operating margins, the Company initiated an additional restructuring of its operations during the third quarter of 2004. The 2004 Restructuring consisted primarily of the consolidation of additional facilities (located primarily in North America and Asia Pacific) and the abandonment of the related leasehold improvements and furniture and fixtures.

  The following table summarizes the restructuring and related expenses incurred during the three months ended March 31, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and March 31, 2005 (in thousands):

                                                            Employee        Facility-
                                                           Termination      Related
                                                            Costs (1)       Costs (2)      Total
                                                         ---------------- ------------- -----------
Restructuring obligations, December 31, 2004............ $           265  $    105,601  $  105,866

Restructuring and related expenses:
  Accretion related to the Restructurings (3)...........              --           492         492
                                                         ---------------- ------------- -----------
     Total..............................................              --           492         492
Cash payments...........................................             (24)       (9,027)     (9,051)
                                                         ---------------- ------------- -----------
Restructuring obligations, March 31, 2005............... $           241  $     97,066  $   97,307
                                                         ================ =============
     Less: Restructuring obligations, short-term........                                    29,953
                                                                                        -----------
     Restructuring obligations, long-term...............                                $   67,354
                                                                                        ===========

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 Restructuring. The remaining obligations as of March 31, 2005 relate to less than five terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the U.S. The Company expects to complete these terminations within 2005.

    The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

    The Company will continue to accrete its obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

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

  Legal Actions

  Regulation FD

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

  In September 2004, the Company filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. The Company believes the allegations in this action are without merit and it intends to defend vigorously against them. Due to the uncertainty surrounding the litigation process, there exists the possibility that the Company may incur costs in excess of amounts already recognized. The Company cannot currently estimate the amount of such additional costs, if any.

  Stock Option Grant Inquiry

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

  Shareholder Class Actions

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

  These complaints allege claims in connection with various public statements made by the Company and seek damages together with interest and reimbursement of costs and expenses of litigation. The Company believes the allegations in each of these actions are without merit and it intends to defend vigorously against these claims.

  General

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

  Income, Payroll and Sales and Use Tax Audits

  Income Tax Audits

  In March of 2005 the Company received formal notification from the Internal Revenue Service ("IRS") that its examination of the Company's U.S. federal income tax returns for 1998 through 2000 has been completed. The final settlement with the IRS was consistent with the preliminary settlement disclosed in our annual report on Form 10-K for the year ended December 31, 2004. The Company determined that as a result of the settlement, it would be able to utilize certain NOL carryforwards associated with stock option exercises that occurred in previous years. The majority of the final settlement of $54.3 million was offset by available NOL carryforwards of $51.4 million associated with previous exercises of stock options. The Company has reflected the utilization of these NOLs as an increase to additional paid-in capital in the accompanying unaudited consolidated financial statements. The remaining portion of the settlement is expected to result in a cash outlay of approximately $2.9 million, which has been accrued by the Company. The Company's U.S. federal income tax returns for 2001 through 2003 remain under examination by the IRS.

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

  Payroll Taxes

  The Company's U.S. payroll tax returns for 1999 through 2003 are currently under examination by the IRS, primarily related to the timing of the payment of taxes associated with stock option exercises. While the Company has not received any notices of proposed adjustments with respect to this examination, the Company expects that the IRS may issue a notice of proposed adjustment to its payroll tax returns in 2005. While the final resolution of this on-going examination of the Company's payroll tax returns is uncertain, based on currently available information, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that may result from the IRS audit of the Company's U.S. payroll tax returns.

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

  The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of March 31, 2005, the Company leased facilities and certain equipment under non-cancellable operating leases expiring between 2005 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring in 2007. Future minimum lease payments under both operating and capital leases as of March 31, 2005 are as follows (in thousands):

                                                       Capital    Operating
                                                        Leases     Leases
                                                      ---------  ------------
Nine months ending December 31, 2005................  $  5,924   $    54,637
Year ending December 31, 2006.......................     1,599        67,488
Year ending December 31, 2007.......................     1,599        64,494
Year ending December 31, 2008.......................        --        63,993
Year ending December 31, 2009.......................        --        63,164
Year ending December 31, 2010, and thereafter.......        --       311,166
                                                      ---------  ------------
     Total minimum lease payments...................     9,122   $   624,942
                                                                 ============
     Amounts representing interest..................      (415)
                                                      ---------
     Present value of minimum lease payments........     8,707
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)......     6,034
                                                      ---------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities)....  $  2,673
                                                      =========

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

  Acquisitions, Goodwill and Intangible Assets

  The following is a summary of the Company's acquisitions during 2004 and 2005, each of which has been accounted for as a purchase:

  2005 Acquisitions

  Acquisition of edocs, Inc.

  On January 14, 2005, the Company acquired all of the issued and outstanding shares of edocs, Inc. ("edocs"), a leading provider of electronic bill presentment and customer self-service software solutions, for initial consideration of approximately $118.5 million ("Initial Purchase Price"). The Initial Purchase Price consisted of the following: (i) the payment of cash consideration of $101.7 million, (ii) purchase consideration payable of $15.0 million and (iii) transaction costs of $1.8 million, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors. As of March 31, 2005, the Company had paid $103.2 million of the Initial Purchase Price and expects to pay the remaining $15.3 million during the second quarter of 2005.

  In the event certain revenue targets and other contractual milestones defined in the purchase agreement are met for 2005, the Company could be required to pay up to an additional $42.5 million in cash to the former shareholders of edocs. Any amounts paid by the Company to the edocs' shareholders will be recorded as an increase to goodwill.

  edocs' solutions enable companies to improve customer service and increase customer loyalty while reducing the cost of serving their customers. Companies use edocs' solutions to move the most common customer inquiries and transactions—such as billing, account management and service order issues—from expensive channels such as paper correspondence and contact center calls to lower-cost self-service and assisted care channels such as the web, email and chat.

  The Company believes that edocs' existing technology and certain products and functionality under development by edocs at the time of purchase will enhance the Company's current self-service offerings. The Company plans to integrate its CRM solutions with edocs' customer service and electronic bill presentment applications to deliver one of the industry's most comprehensive self-service solutions enabling companies to drive higher levels of customer satisfaction and adoption.

  The Company allocated the Initial Purchase Price to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Purchase Price does not include the contingent earnout amounts described above. The Initial Purchase Price has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents................................ $ 10,081
   Accounts receivable and other current assets.............   15,883
   Property and equipment...................................    1,747
   Other assets, long-term..................................       30
                                                             ---------
        Total tangible assets...............................   27,741
                                                             ---------
Intangible assets:
   Acquired technology......................................   20,270
   Customer relationships...................................    3,260
   Customer contracts.......................................      120
   Acquired in-process research and development ("IPR&D")...   10,890
   Goodwill.................................................   82,166
                                                             ---------
        Total intangible assets.............................  116,706
                                                             ---------
Liabilities assumed:
   Accounts payable and accrued liabilities.................   (9,938)
   Accrued purchase price and acquisition-related expenses..  (15,359)
   Deferred revenue.........................................   (8,639)
   Deferred tax liability...................................   (7,342)
                                                             ---------
        Total liabilities assumed...........................  (41,278)
                                                             ---------
        Net assets acquired................................. $103,169
                                                             =========

  In performing the purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of edocs' products, among other factors. In addition to the identifiable intangible assets in the above table, the Company also purchased certain technologies being developed by edocs at the time of the acquisition, which is commonly referred to as IPR&D. The IPR&D acquired primarily related to edocs' products designed specifically for the telecommunications, healthcare and credit card industries.

  Because the IPR&D had not yet reached technological feasibility and had no alternative future use, the Company reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited statements of operations for 2005.  At the date of the Company's acquisition of edocs, there were six products under development, with percentage completion for each of the IPR&D products ranging from approximately 50% to 75%. The Company expects to incur between $1.5 and $2.5 million to complete the development of these products.  The Company expects to complete these products at various dates in 2005.

  The Company determined the fair values of the above identifiable intangible assets and the IPR&D using the "income" valuation approach and discount rates ranging from 15% to 32%.  The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for edocs.  Further, the Company also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

  The acquired technology and customer contract intangible assets are currently being amortized over their estimated useful lives of four years and one year, respectively, using the straight-line method. The customer relationship intangible assets are currently being amortized over their estimated useful lives of six years based on the greater of the straight-line method or the estimated customer attrition rates.

  The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $82.2 million was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

  The following table presents unaudited summarized combined results of operations of the Company and edocs, on a pro forma basis, as though the companies had been combined as of January 1, 2004. Because the acquisition was completed near the beginning of the first quarter of 2005, the pro forma information for this period would not differ materially from the actual results of the Company presented herein and therefore has not been included below. The operating results of edocs have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amount:

                                              Three Months
                                                  Ended
                                             March 31, 2004
                                             ---------------
Total revenues.............................. $      339,949
Net income.................................. $       27,702
Diluted net income (loss) per share......... $         0.05

  The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2004, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of edocs.

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

  As a result of Eontec meeting certain revenue-related targets, as defined in the purchase agreement, for the period from April 20, 2004 to March 31, 2005, the Company may be required to pay the former holders of Eontec common stock additional consideration of $15.8 million, subject to offset for certain claims, if any, that the Company is entitled to under the purchase agreement. Amounts paid to the former holders of Eontec common stock, if any, will be recorded as an increase to goodwill at the time of payment.

  The following table presents unaudited summarized combined results of operations of the Company and Eontec, on a pro forma basis, as though the companies had been combined as of January 1, 2003. The operating results of Eontec have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amount:

                                              Three Months
                                                  Ended
                                             March 31, 2004
                                             ---------------
Total revenues.............................. $      331,788
Net loss.................................... $       23,649
Diluted net loss per share.................. $         0.04

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

  Intangible Assets and Goodwill

  Goodwill

  The changes in the carrying amount of goodwill during the three months ended March 31, 2005 were as follows (in thousands):

  Balance as of December 31, 2004................ $  208,306
Purchase of edocs..............................     82,166
Foreign currency fluctuation and other.........     (3,586)
                                                -----------
Balance as of March 31, 2005................... $  286,886
                                                ===========

  The Company tests its goodwill for impairment annually on July 1 and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

  Intangible Assets

  Intangible assets as of December 31, 2004 and March 31, 2005, along with the weighted average useful lives as of March 31, 2005, are as follows (in thousands, except years):

                                                                          Wtd. Avg.
                                             December 31,    March 31,      Life
                                                 2004          2005      (in Years)
                                             ------------  ------------  -----------
Gross assets:
   Acquired technology.....................  $    14,103   $    33,705          4.2
   Customer relationships..................       12,673        15,677          5.6
   Customer contracts......................        2,880         2,844          3.4
   Non-compete agreements..................          750           750          2.0
                                             ------------  ------------  -----------
      Intangible assets, gross.............       30,406        52,976          4.6
                                             ------------  ------------

Accumulated amortization:
   Acquired technology.....................       (2,696)       (4,394)
   Customer relationships..................       (3,425)       (4,207)
   Customer contracts......................         (937)       (1,245)
   Non-compete agreements..................         (344)         (437)
                                             ------------  ------------
      Total accumulated amortization.......       (7,402)      (10,283)
                                             ------------  ------------
        Intangible assets, net.............  $    23,004   $    42,693
                                             ============  ============

  The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of March 31, 2005 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                    Period
-----------------------------------------------
Nine months ending December 31, 2005........... $    9,030
Year ending December 31, 2006..................     10,842
Year ending December 31, 2007..................      9,802
Year ending December 31, 2008..................      9,544
Year ending December 31, 2009..................      2,776
Year ending December 31, 2010, and thereafter..        699
                                                -----------
     Total..................................... $   42,693
                                                ===========

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                               2004      2005
                                                                            ---------- ---------
Shares used in basic net income (loss) per share computation.............     501,128   512,963
Effect of dilutive potential common shares resulting from
   stock options.........................................................      45,197        --
Effect of dilutive potential common shares resulting from restricted
  stock units and common stock subject to repurchase.....................          76        --
                                                                            ---------- ---------
Shares used in diluted net income (loss) per share computation...........     546,401   512,963
                                                                            ========== =========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock equivalents (i.e., stock options, restricted stock and RSUs). Because the Company reported a net loss during the three months ended March 31, 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for this period, as their effect would be anti-dilutive. The dilutive impact of the Company's common stock equivalents for the three months ended March 31, 2004 is calculated using the treasury stock method, based on the average share price of the Company's common stock during this period of $13.23 per share. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted earnings per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                               2004      2005
                                                                            ---------- ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period......................................................      63,033    65,265
Weighted average common stock equivalents, calculated using
  the treasury stock method, that were excluded due to the
  Company reporting a net loss during the period.........................          --    27,460
                                                                            ---------- ---------
Total common stock equivalents excluded from diluted net
  income (loss) per share computation....................................      63,033    92,725
                                                                            ========== =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $22.46 and $20.12 per share during the three months ended March 31, 2004 and 2005, respectively. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock were excluded from the diluted earnings per share computation because the Company reported a net loss during the three months ended March 31, 2005. The weighted average fair value of the Company's common stock during the three months ended March 31, 2005 was $8.91 per share.

  Restricted Stock and Restricted Stock Units

  Restricted Stock

  On January 31, 2005, the Nominating and Corporate Governance Committee of the Company's Board of Directors approved 2005 compensation for its non-employee directors such that each non-employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of the Company's common stock (based on the Black-Scholes valuation model and the fair market value of the Company's common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005 the Company awarded each of its non-employee directors compensation of $32,500 in cash and 3,750 shares of restricted stock (an aggregate of 22,500 shares) that will vest in full on January 31, 2006 in consideration for their service as a director in 2005. The Company recorded deferred compensation of $0.2 million related to this issuance of restricted stock, which is being expensed on a straight-line basis over the one-year vesting period.

  As of December 31, 2004 and March 31, 2005, a total of 71,000 and 90,000 shares, respectively, of the Company's common stock remain subject to repurchase by the Company. In the event an employee or member of the Company's Board of Directors discontinues service prior to the expiration of the vesting period, the Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock. No compensation expense has resulted at the time of the repurchases of the Company's restricted shares since the consideration paid by the Company equaled the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock.

  Restricted Stock Units

  RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. The following table presents the activity related to RSUs during the first quarter of 2005:

                                                      Number of
                                                        RSUs
                                                    -------------
   Balances as of December 31, 2004...............       332,500
     RSUs granted to employees....................       919,361
     RSUs granted to officers.....................       355,000
     RSUs vested during period....................       (12,500)
     RSUs canceled due to employee termination....        (8,650)
                                                    -------------
   Balances as of March 31, 2005..................     1,585,711
                                                    =============

  The Company recorded an aggregate of $11.0 million of deferred compensation during the three months ended March 31, 2005 in connection with the issuance of these RSUs, which the Company is amortizing on a straight-line basis over the respective vesting periods. The RSUs granted during the first quarter of 2005 generally vest on the fourth anniversary of the date of grant; provided, however that a portion of the RSUs will accelerate and become vested upon achievement of all or a specified portion of certain defined objective financial performance goals.

  Specifically, the Compensation Committee has approved the following four performance goals for 2005 and 2006:

    2005: revenue growth of approximately 15% compared to actual revenue achieved in 2004 and operating margin of 15%.

    2006: revenue growth of 15% compared to actual revenue achieved in 2005 and operating margin of 17%.

  The revenue-based targets set forth above will be adjusted upward to incorporate any revenue from companies acquired during the relevant year (excluding the acquisition of edocs in 2005) and the operating margin-based targets will be adjusted for the impact of any acquisitions and certain unusual charges (e.g., stock-based compensation, restructuring expenses, etc.).

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

  The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions using any asset-based metrics. Therefore, geographic information is presented only for revenues. The following geographic information for total revenues is presented for the three months ended March 31, 2004 and 2005 (in thousands):

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                 2004        2005
                                              ----------- ----------
United States...............................  $  196,774  $ 179,052
Europe......................................     101,264     97,834
Asia Pacific................................      24,885     13,804
Canada and Latin America....................       6,364      8,248
                                              ----------- ----------
                                              $  329,287  $ 298,938
                                              =========== ==========

  International software license revenues for the three months ended March 31, 2004 and 2005 were $57.2 million and $32.1 million, respectively, representing 45% and 43% of software license revenues, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  The following is a summary of the Company's software license revenues, by front-office product, for the three months ended March 31, 2004 and 2005 (in thousands):

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                 2004        2005
                                              ----------- ----------
   Sales, marketing and service automation..  $   98,008  $  54,686
   Customer and business analytics..........      25,268     17,448
   Customer data integration................       3,523      2,844
                                              ----------- ----------
        Total...............................  $  126,799  $  74,978
                                              =========== ==========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three months ended March 31, 2004 and 2005, software license revenues from Enterprise Licenses were $23.1 million and $5.5 million, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

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

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three months ended March 31, 2004 and 2005 (in thousands):

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                 2004        2005
                                              ----------- ----------
  Maintenance...............................  $  114,877  $ 122,578
  Professional services and other...........      87,611    101,382
                                              ----------- ----------
      Total.................................  $  202,488  $ 223,960
                                              =========== ==========

  No single customer accounted for 10% or more of total revenues during the three months ended March 31, 2004 and 2005.

  Subsequent Events

  On April 12, 2005, the Company's chief executive officer ("CEO"), J. Michael Lawrie, resigned as both the Company's CEO and as a member of its Board of Directors. In connection with Mr. Lawrie's resignation, the Company entered into a Separation and Consulting Agreement (the "Agreement") dated April 15, 2005. Pursuant to the Agreement and consistent with the severance terms of his offer letter, the Company made a cash payment of $4.5 million to Mr. Lawrie, which represents his base salary and targeted annual cash bonus for two years. Under the Agreement, Mr. Lawrie will also receive certain other benefits, including healthcare benefits for a period of one year following separation.

  Further, under the Agreement and consistent with the terms of Mr. Lawrie's offer letter, the 200,000 unvested shares of Mr. Lawrie's RSU for 350,000 shares of common stock (150,000 shares had already vested pursuant to the normal vesting schedule), and 800,000 shares of his outstanding stock option to purchase shares of our common stock, immediately vested in full upon his resignation. As a result of the acceleration of vesting of Mr. Lawrie's RSU, the Company recognized $1.2 million of expense, representing the remaining unamortized deferred compensation associated with the RSUs, in April 2005.

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

Executive Summary

Our consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, a summary of our operating results and certain key financial metrics, and our outlook for the second quarter of 2005. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section entitled "Risk Factors" in this Item 2, and our consolidated financial statements and notes included in Item 1 of this quarterly report.

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

Siebel Services, our professional services organization, provides (i) implementation services (i.e., assistance with the integration of our software with other software and hardware applications), (ii) change management services (i.e., end user adoption consulting and training services for our customers regarding how to better use our software), (iii) testing and managed services (i.e., assistance with operating, maintaining, testing and optimizing our applications) and (iv) technical support and customer care services (i.e., trouble-shooting the related software products and future product updates). Siebel Services has significant product and implementation expertise and is committed to supporting customers and systems integrators throughout every phase of their adoption and use of Siebel Business Applications.

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

Improvement of Our Operating Performance

In July 2004 we announced an operating performance improvement plan (the "Improvement Plan"), which we believe will help us return our operations to sustainable revenue growth and expand our operating margins. As part of the Improvement Plan we have been reviewing and continue to review our business thoroughly, with our primary focus in the following three areas: revenue generation, financial structure and leadership. A summary of the key elements of our Improvement Plan is included in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. We intend to further refine this plan in 2005 to further address our revenue generation capabilities and better align our financial structure with current revenue levels.

While we believe we are making progress towards achieving the objectives of the Improvement Plan, we clearly took a step back in the first quarter of 2005. After experiencing solid improvement in many of our key financial metrics during the third and fourth quarters of 2004, we underperformed in the first quarter of 2005, with our software license revenues declining by $51.8 million, or 41%, from $126.8 million in the first quarter of 2004 to $75.0 million in the first quarter of 2005. While there are numerous factors that we believe may have contributed to the shortfall in our license revenues in the first quarter, we recognize that our execution was the primary factor.

We intend to improve our revenue generation capabilities and are committed to improving our execution and delivering more consistent growth. Some of the challenges that we faced during the first quarter of 2005—challenges we must address and are addressing—include:

  We experienced an increase in the number of approvals required by our customers prior to their execution of a software license and service agreement, possibly due to our customers' efforts regarding Section 404 of the Sarbanes-Oxley Act of 2002, or SOX. These more stringent governance and purchasing requirements lengthened the purchasing cycle. Accordingly, our close ratio in the first quarter of 2005 was lower than we have typically achieved and anticipated.

  Many of our customers' and potential customers' budgeting processes were delayed during the first quarter of 2005, resulting in a delay of our customers' purchasing decisions. As a result, we believe the first quarter of 2005 was more seasonal than we had expected.

  Several transactions slipped into the second quarter and second half of the year. It is important to note that we have since closed some of this business.

  We have added many new members to our management team in recent months who are still learning our business processes and products, while simultaneously engaging new and existing customers. Despite this initial learning curve, we believe our new leadership team has put the right plan in place to grow our business and we expect to see tangible benefits from their expertise in the near future.

We are taking immediate steps to remedy the setback that we experienced in the first quarter of 2005 and we are confident that we will be successful in our endeavors. For example, we have or intend to:

  Implement a new account planning and customer engagement model. The focus of this model is on growing the size and quality of our pipeline for the second half of the year and beyond.

  Ensure that our entire executive management team's primary focus is on monitoring and closing business.

  Revitalize our partners and alliance program. Historically, we have found these relationships to be enormously important in building the size and quality of our pipeline.

  Launch a new marketing campaign and message—"it's all about the customer"—which communicates our commitment to customer value.

  Simplify our sales management and organization structure to promote clarity, responsiveness and accountability.

Notwithstanding the setback in our quest to improve our revenue generation capabilities, we believe the underlying demand for our products exists. The shortfall in our results was largely a result of addressable execution issues. We intend to address our execution issues and will take action to improve our profitability until we see improving core software license revenue or sufficient offsetting growth in other areas of our business. Specifically to improve our profitability at the current revenue levels and to allow for expansion of margins as revenues improve, we intend to implement additional cost control measures. In the first phase of our new cost control initiatives, we intend to reduce discretionary sales, marketing and general and administrative spending, including selective reductions in personnel. In the second phase of our cost control initiatives, we plan to optimize and reprioritize our development projects and resources such that we focus on areas that represent growth opportunities and have shown growth in the last few quarters. Likewise, we are going to review our investments in some of the less promising geographic areas that are not showing positive results. We expect that these actions will improve operating margins in the second quarter and beyond.

Despite the shortfall in our software license revenues, there were a number of positive areas in our business during the first quarter of 2005. Professional services and other revenues increased by $13.8 million or 16%, from $87.6 million during the first quarter of 2004 to $101.4 million during the first quarter of 2005. Maintenance renewals remained very solid during the quarter at nearly 90%, with maintenance revenues growing by 7% from $114.9 million in the first quarter of 2004 to $122.6 million in the first quarter of 2005. Our OnDemand total contract value was approximately $11.2 million as of March 31, 2005, up over 250% compared to the same period in 2004, and the number of subscribers increased on a year-over-year basis by 16,600, nearly doubling. Our latest version of CRM OnDemand has recently been recognized by a leading research firm as a leader in hosted CRM capability. Our small and medium-sized business ("SMB") initiative—introduced in the second half of 2004 as part of our Improvement Plan—exceeded our goals. Finally, the number of live users of our software increased by nearly 300,000 during the first quarter of 2005 to 3.2 million users.

Summary of Our Operating Results for 2004 and Certain Key Financial Metrics

The following is a brief summary of our key financial metrics and operating results for the three months ended March 31, 2004 and 2005 (in thousands, except EPS, percentages and DSO):

                                                             Three Months Ended March 31,
                                                          ----------------------------------
                                                                2004              2005
                                                          ----------------  ----------------
  Revenues:
   Software license...................................    $       126,799   $        74,978
   Maintenance........................................            114,877           122,578
   Professional services and other....................             87,611           101,382
                                                          ----------------  ----------------
        Total revenues................................    $       329,287   $       298,938
                                                          ================  ================
   Annualized total revenue per employee..............    $           269   $           232
                                                          ================  ================

  Cost and expenses:
   Restructuring and acquisition-related expenses (1).    $           571   $        11,382
   All other costs and expenses, on-going (2).........            292,151           309,471
                                                          ----------------  ----------------
       Total costs and expenses.......................    $       292,722   $       320,853
                                                          ================  ================

  Other key operating statistics:
   Operating income (loss)............................    $        36,565   $       (21,915)
   Operating margin...................................                 11%               (7)%
   Earnings (loss) per share, diluted ("EPS").........    $          0.06   $         (0.01)
   Cash flows from operations.........................    $        89,799   $        47,917

                                                             December 31,       March 31,
                                                                2004              2005
                                                          ----------------  ----------------
  Balance sheet statistics:
   Cash and short-term investments....................    $     2,246,488   $     2,196,276
   Deferred revenue...................................    $       357,223   $       365,979
   Days sales outstanding ("DSO").....................                 67                77
   Working capital....................................    $     1,866,869   $     1,827,059
   Total stockholders' equity.........................    $     2,246,644   $     2,293,590

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

  Software license revenues decreased on a year-over-year basis during the three months ended March 31, 2005 by 41%, primarily due to our inability to properly close on our sales pipeline for the quarter. Also contributing to this decline were (i) a weaker information technology spending environment—particularly spending on enterprise application software and (ii) an increase in the seasonality of our results between the fourth quarter and first quarter.

  To illustrate this increase in seasonality, our software license revenues declined sequentially by 53% in the first quarter of 2005 from the fourth quarter of 2004, compared to a 16% sequential decline in the first quarter of 2004. We believe the decline from the fourth quarter of 2004 to the first quarter of 2005 is comparable to the historical trends of our competitors and more mature software companies.

  Maintenance revenues increased on a year-over-year basis during the three months ended March 31, 2005 by 7%, primarily due to new maintenance agreements entered into in connection with new software licenses. In addition, the renewal rates among our existing customer base remains strong, with a renewal rate of approximately 90% during the first quarter of 2005.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, increased on a year-over-year basis during the three months ended March 31, 2005 by 16%. Our professional services and other revenues increased on year-over-year basis primarily due to growth in new service offerings, including (i) additional service offerings associated with the products of edocs, Inc. ("edocs"), which we acquired on January 14, 2005, and (ii) growth of our CRM OnDemand hosted service offering.

  Annualized total revenue per employee decreased from $269,000 per employee during the three months ended March 31, 2004 to $232,000 per employee during the three months ended March 31, 2005. The decrease was primarily due to the year-over-year decreases in our software license revenues for the reasons discussed previously, coupled with a year-over-year increase in our employee base that occurred as a result of (i) our acquisitions of edocs and Eontec Limited ("Eontec") and (ii) additions in anticipation of an improvement in our operating performance that did not materialize.

  Total costs and expenses increased by $17.3 million, or 6%, during the three months ended March 31, 2005 as compared to the respective period in 2004 primarily due to an increase of (i) $21.6 million related to the expansion of our employee base as a result of our acquisitions of edocs and Eontec, coupled with additions in anticipation of an improvement in our operating performance that did not materialize, (ii) $10.7 million associated with costs that vary directly or indirectly with our professional services revenues and (iii) $1.3 million associated with legal and tax-related expenses. Partially offsetting these increases were further cost savings of $16.3 million from our costs controls, including reductions in depreciation expense and travel and entertainment ("T&E") expenses.

  Operating income decreased from $36.6 million, representing an operating margin of 11%, during the three months ended March 31, 2004 to an operating loss of $21.9 million, representing a negative operating margin of 7%, during the three months ended March 31, 2005. Our operating income and margin decreased on a year-over-year basis primarily due to (i) the decline in our software license revenues discussed above, (ii) a purchased in-process product development expense of $10.9 million associated with our acquisition of edocs and (iii) a net increase in our total costs and expenses for the reasons described above.

  Cash and short-term investments decreased by $50.2 million, or 2%, from $2,246.5 million as of December 31, 2004 to $2,196.3 million as of March 31, 2005, primarily due to net acquisition-related expenditures of $93.1 million ($103.2 million of consideration paid, net of cash received of $10.1 million) associated with our acquisition of edocs on January 14, 2005, partially offset by our continued positive cash flows from operations of $47.9 million.

  Accounts receivable—Days sales outstanding ("DSO") were 67 days and 77 days as of December 31, 2004 and March 31, 2005, respectively.

  Deferred revenues, which tend to be seasonal based on calendar year end renewals, increased by $8.8 million, or 2%, from $357.2 million as of December 31, 2004 to $366.0 million as of March 31, 2005, primarily due to our expanded base of customers receiving maintenance.

  Working capital decreased from $1,866.9 million as of December 31, 2004 to $1,827.1 million as of March 31, 2005 primarily due to acquisition-related expenditures of $93.1 million, partially offset by our continued positive cash flows from operations of $47.9 million. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in revenue generation capabilities and, when prudent, selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity was $2,246.6 million and $2,293.6 million as of December 31, 2004 and March 31, 2005, respectively.

Outlook

Our outlook for the second quarter of 2005 discussed below is based, in part, on our review of our current sales pipeline, internal sales forecasts, recent surveys among information technology executives and current economic indicators. For the second quarter of 2005, we currently anticipate that our total revenues will be between $310 million and $330 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues—between $90 million and $100 million;

  maintenance revenues—between $121 million and $123 million; and

  professional services and other revenues—between $100 million and $105 million.

Our expectations regarding our revenues and ability to execute against those expectations may be negatively impacted by many factors, including (i) a deterioration in global economic conditions and/or information technology spending; (ii) a continued lengthening of our sales cycle and/or reduction in our sales pipeline; (iii) additional terrorist attacks or threats of terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) corporate and consumer confidence in the economy, as evidenced, in part, by the levels of the stock market; (vi) continued intense competition, including new technological innovations within our industry; (vii) the uncertainty in the application software industry and resulting reductions in capital expenditures; (viii) the loss of or inability to hire enough key employees and attrition in general; and (ix) other factors, including those described under "Risk Factors" below.

We expect total costs and expenses in the second quarter of 2005 to approximate the levels in the first quarter, primarily due to the additional cost controls discussed previously. Our expectations regarding our total costs and expenses are prior to costs associated with employee separations, including the costs discussed in Note 8 to the accompanying unaudited consolidated financial statements, and any other restructuring-related costs that may be incurred, if any. We expect these cost savings to be offset by (i) an increase in expenses that vary directly with revenues, such as "cost of professional services revenues," incentive compensation and commissions, and (ii) increases in personnel-related costs (i.e., salaries) associated with merit increases that were effective April 1, 2005.

As discussed further in Note 3 to the accompanying consolidated financial statements, certain of our U.S. payroll tax returns, U.S. sales and use tax returns and international sales and valued added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us. Specifically, we may receive assessments related to the audits and/or reviews of these tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

As a result of the anticipated increases in our total revenue levels, we currently expect operating income and margin to increase in the second quarter of 2005 from levels obtained in first quarter. Our expectations regarding operating income depend in large part on our ability to grow our software license and professional services revenues.

Uncertainty with respect to the timing and amount of our future revenues could significantly impact the above expectations and our future operations. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because we expect that a substantial portion of our software license contracts will continue to close in the latter part of a quarter, management would not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline, which may adversely and materially affect our business, financial condition or results of operations.

We expect other income, net for the second quarter of 2005 to be between approximately $13.0 million and $15.0 million.

We currently expect our effective tax rate for the second quarter of 2005 to be approximately 35%. The estimated effective tax rate is based on current tax law and our expected annual income and may be affected by the jurisdictions in which profits are determined to be earned and taxed and our ability to realize deferred tax assets.

As discussed in Note 3 to the accompanying consolidated financial statements, our U.S. Federal income tax returns for 2001 through 2003 are currently under examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three Months Ended March 31, 2004 and 2005

Revenues

Our total revenues decreased from $329.3 million during the three months ended March 31, 2004 to $298.9 million during the three months ended March 31, 2005, representing a year-over-year decline of 9%. Our total revenues decreased during 2005 primarily due to a $51.8 million decrease in our software license revenues, partially offset by an increase of $21.5 million in our professional services, maintenance and other revenues. In order to provide a better understanding of the year-over-year changes and underlying trends in our revenues, we have provided the following discussion of each of the individual components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended March 31,
                                      -----------------------------------------
                                        2004        2005        Change     %
                                      ----------  ----------  ---------- ------
Software license revenues............ $126,799    $ 74,978    $ (51,821)  (41)%
Percentage of total revenues.........       38%         25%

Software license revenues decreased by 41% from the three months ended March 31, 2004 to the three months ended March 31, 2005 primarily due to our inability to properly execute in building and closing an adequate sales pipeline for the quarter. Also contributing to this decline were (i) increases in the seasonality of our results between the fourth quarter and first quarter and (ii) a weaker information technology spending environment—particularly spending on enterprise application software.

The year-over-year decline in our software license revenues during the three months ended March 31, 2005 was across all of our product lines, with our core sales, marketing and service automation product line declining by 44%, our analytics product line declining by 31% and our customer data integration product line declining by 19%. The following is a summary of our software license revenues, by front-office product, for the three months ended March 31, 2004 and 2005 (in thousands):

                                                Three Months Ended
                                                    March 31,
                                              ----------------------
                                                 2004        2005
                                              ----------- ----------
   Sales, marketing and service automation..  $   98,008  $  54,686
   Customer and business analytics..........      25,268     17,448
   Customer data integration................       3,523      2,844
                                              ----------- ----------
        Total...............................  $  126,799  $  74,978
                                              =========== ==========

To provide further insight into current trends within our software license revenues, we have included the following summary of certain key operating metrics that we use to track the progress of our on-premise software license revenues:

                                                                 Three Months Ended
                                                                       March 31,
                                                             ---------------------------
Other key software license metrics:                              2004           2005
----------------------------------------------------------   -------------  ------------
Transactions equal to or greater than $5 million..........              3             1
Transactions between $1 million and $5 million............             26            21
Total number of transactions..............................            306           244
Average transaction size (in thousands)...................   $        414   $       307

As the above table indicates, the declines in our revenues were primarily associated with our largest transactions—those generating revenue of $1 million and over—which decreased on a year-over-year basis from a total of 29 transactions during the first quarter of 2004 to 22 transactions during the first quarter of 2005. Further, our average transaction size decreased from $414,000 in the first quarter of 2004 to $307,000 in the first quarter of 2005 due primarily to the decline in these larger transactions (particularly the transactions generating revenue in excess of $5.0 million). The total number of transactions declined from 306 transactions in the 2004 period to 244 transactions in the 2005 period, primarily due to our inability to close our pipeline as discussed previously. As further outlined above under "Improvement of Our Operating Performance," we have taken and will continue to take the necessary steps to improve our revenue generation capabilities and overall execution across all product lines, geographic regions and transaction sizes.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 45% and 43% of software license revenues during the three months ended March 31, 2004 and 2005, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

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

Also included in professional services, maintenance and other revenues is revenue from our newest service offerings, Siebel CRM OnDemand and Siebel Contact OnDemand. Our customers typically prepay for these subscription services, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.

Professional services, maintenance and other revenues increased by $21.5 million, or 11%, from $202.5 million for the three months ended March 31, 2004 to $224.0 million for the three months ended March 31, 2005 primarily due to (i) growth in our professional service and other revenues, including increases associated with additional service offerings from the products of edocs and growth of our CRM OnDemand hosted service offering, and (ii) an increase in our installed base of customers receiving maintenance.

In order to better understand the changes within our professional services, maintenance and other revenues, we have provided the following table, which sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Maintenance:
Absolute dollars..................... $114,877    $122,578    $   7,701     7%
Percentage of total revenues.........       35%         41%

Professional services and other:
Absolute dollars..................... $ 87,611    $101,382    $  13,771    16%
Percentage of total revenues.........       27%         34%

Our maintenance revenues, in absolute dollars and as a percentage of total revenues, increased during the first quarter of 2005 compared to the first quarter of 2004, primarily due to new maintenance agreements entered into in connection with the license of our software to new and existing customers. In addition to expanding our customer base receiving maintenance, we continue to maintain strong renewal rates within our existing customer base, with renewal rates of approximately 90%.

Our professional services and maintenance revenues increased sequentially for the fourth consecutive quarter, growth we attribute primarily to the Improvement Plan we implemented in July 2004. Specifically, professional services and other revenues, both in absolute dollars and as a percentage of total revenues, increased during the three months ended March 31, 2005 from the respective period in 2004, primarily due to (i) growth of our CRM OnDemand hosted service offering and continued improvement of our existing service offerings, representing increases aggregating $8.5 million, (ii) additional service offerings associated with the products of edocs, representing an increase of $3.6 million and (iii) an increase in our revenue from rebillable T&E expenses of $1.7 million.

While we are pleased with this continued improvement in our professional services revenues, due to the dependency of our professional services on previous software license revenues, we recognize that we must return our software license revenues to positive sequential growth in order to continue this positive trend. Specifically, because our professional services are initiated and performed over a three- to nine-month period subsequent to signing the software license, trends in these revenues generally follow trends in our software license revenues by three to nine months.

Cost of Revenues

The following table sets forth our cost of revenues, both in absolute dollars and as a percentage of total revenues, for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Cost of revenues..................... $111,421    $116,862    $   5,441     5%
Percentage of total revenues.........       34%         39%
Gross Margin.........................       66%         61%

The increase in our cost of revenues during the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase in the demand for our professional services and maintenance services, which in turn resulted in an increase in the corresponding cost of revenues. Cost of revenues increased as a percentage of our total revenues primarily due to a higher percentage of our revenues being derived from our professional services, which are at lower margins than our software license revenues.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues:

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Cost of software license revenues.... $  3,207    $  3,898    $     691    22%
Percentage of software
   license revenues..................        3%          5%

Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues from the first quarter of 2004 to the first quarter of 2005 primarily due to increases in amortization expense of $1.0 million associated with our acquisitions of Eontec in April 2004 and edocs on January 14, 2005. Partially offsetting these increases were net declines in costs that vary directly with software license revenues such as third-party royalties and product packaging and shipping costs.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other professional services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Cost of professional services,
   maintenance, and other revenues... $108,214    $112,964    $   4,750     4%
Percentage of professional services,
   maintenance, and other revenues...       53%         50%

The following is a summary of the year-over-year changes of our cost of professional services, maintenance and other revenues during the three months ended March 31, 2005 from the respective period in 2004 (in thousands):

                                                              Year-Over-
Cost component:                                               Year Change
----------------------------------------------------------   -------------
Outside consulting and cost of training...................   $      8,680
Personnel-related costs (compensation, benefits, etc.)....          3,250
Rebillable T&E expenses...................................          1,690
Amortization of intangibles...............................            354
Depreciation expense......................................         (5,250)
Facility-related costs (rent, utilities, etc.)............         (2,588)
Non-billable T&E expenses.................................         (1,386)
                                                             -------------
          Total year-over-year change.....................   $      4,750
                                                             =============

Cost of professional services, maintenance and other revenues increased on a year-over-year basis during the three months ended March 31, 2005 primarily due to an increase in the demand for our professional services and maintenance offerings. Specifically, as a result of the increase in the demand for these services we increased the use of outside consultants commensurate with the increase in demand for our services in order to supplement customer engagements in lieu of hiring additional personnel. Accordingly, outside consulting and cost of training increased on year-over-year basis in the first quarter of 2005.

Personnel-related costs also increased on a year-over-year basis during 2005, primarily due to additional incentive compensation earned as a result of the continued improvement in our professional services revenues and margins. Specifically, while the demand for our professional services increased during the first quarter of 2005 compared to the first quarter of 2004, we were able to meet this increased demand with a smaller workforce (average headcount of 2,020 in the three months ended March 31, 2004 compared to 1,980 in the three months ended March 31, 2005) through the improvement in our utilization rates (i.e., utilization rates increased on a year-over-year basis by nearly 15%).

Similarly, as a result of the increased demand for these services, rebillable T&E expenses increased commensurate with the increases in our professional services revenues. Also contributing to the increase in our cost of professional services, maintenance and other revenues during the first quarter of 2005 compared to the first quarter of 2004 was an increase of $0.4 million related to amortization expense that resulted from intangible assets obtained in our acquisitions of edocs and Eontec.

Partially offsetting the above increases in cost of professional services revenues were further reductions in these costs due to our cost control initiatives (e.g., the Restructurings, as described more fully in Note 2 to the accompanying unaudited consolidated financial statements and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense and previous consolidations of our facilities have resulted in further reductions in our facility-related expenses. In addition, we continue to monitor discretionary expenditures, such as non-billable T&E expenses, resulting in further reductions in our cost of professional services, maintenance and other revenues.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues decreased from 53% during the three months ended March 31, 2004 to 50% during the three months ended March 31, 2005, primarily due to the higher utilization rate of our professional services staff. Accordingly, our gross margin related to our professional services, maintenance and other revenues improved from 47% during the three months ended March 31, 2004 to 50% during the three months ended March 31, 2005.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of software development tools and equipment. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Product development expense.......... $ 72,633    $ 74,717    $   2,084     3%
Percentage of total revenues.........       22%         25%

The following is a summary of the year-over-year changes of our product development expenses during the three months ended March 31, 2005 from the respective period in 2004 (in thousands):

                                                              Year-Over-
Cost component:                                               Year Change
----------------------------------------------------------   -------------
Personnel-related costs (compensation, benefits, etc.)....   $      6,175
Outside consulting and other costs, net...................            990
Depreciation expense......................................         (4,008)
T&E expenses..............................................         (1,073)
                                                             -------------
          Total year-over-year change.....................   $      2,084
                                                             =============

Personnel-related costs increased on a year-over-year basis during the three months ended March 31, 2005, primarily due to an increase in the number of personnel devoted to our product development efforts, including additional personnel obtained in our acquisitions of edocs and Eontec. Specifically, the average headcount in our product development organization increased from 1,315 in the three months ended March 31, 2004 to 1,450 in the three months ended March 31, 2005. Similarly, we continue to supplement our investment in product development with outside consultants performing a portion of our quality assurance and testing activities in labor markets with lower cost structures. The above headcount data does not include these outside consultants.

Partially offsetting these increases were further reductions in our product development costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses.

As a percentage of total revenues, product development expense increased from 22% during the three months ended March 31, 2004 to 25% during the three months ended March 31, 2005, primarily due to our continued investment in product development despite declines in our revenues.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is composed primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses, (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses, (iii) T&E expenses and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Sales and marketing expense.......... $ 86,398    $ 92,274    $   5,876     7%
Percentage of total revenues.........       26%         31%

The following is a summary of the year-over-year changes of our sales and marketing expenses during the three months ended March 31, 2005 from the respective period in 2004 (in thousands):

                                                              Year-Over-
Cost component:                                               Year Change
----------------------------------------------------------   -------------
Personnel-related costs (compensation, benefits, etc.)....   $      9,059
Facility-related costs (rent, utilities, etc.)............          1,754
T&E expenses..............................................            800
Marketing and advertising.................................            563
Depreciation expense......................................         (2,805)
Sales commissions.........................................         (4,011)
Other, net................................................            516
                                                             -------------
          Total year-over-year change.....................   $      5,876
                                                             =============

Personnel-related costs increased on a year-over-year basis during the three months ended March 31, 2005 primarily due to an increase in the number of personnel in our sales and marketing organizations, including additional personnel obtained in our acquisitions of edocs and Eontec. Specifically, the average headcount in our sales and marketing organizations increased from 1,025 in the three months ended March 31, 2004 to 1,150 in the three months ended March 31, 2005. As a result of the increase in the number of personnel within these organizations, the facility-related and the T&E expense components of our sales and marketing expense increased on a year-over-year basis during the first quarter of 2005. In addition, we increased our investment in marketing and advertising during the first quarter of 2005 in order to better strengthen our sales pipeline for future periods.

Partially offsetting these increases were further reductions in our sales and marketing costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense during the first quarter of 2005. Our sales commission expense declined by $4.0 million during the three months ended March 31, 2005, primarily due to a decrease in our software license revenues.

Sales and marketing expenses increased as a percentage of total revenues from 26% during the three months ended March 31, 2004 to 31% for the three months ended March 31, 2005, primarily due to our increased investment in our sales and marketing activities during a period in which our revenues declined.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g., the CEO and legal, finance, information technology, human resources and facilities personnel) and consists primarily of (i) salaries and occupancy costs, (ii) provision for doubtful accounts (i.e., bad debt expense), (iii) professional services expenses (e.g., audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002, or SOX) and (iv) legal expenses. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
General and adminstrative expense.... $ 21,699    $ 25,618    $   3,919    18%
Percentage of total revenues.........        7%          9%

The following is a summary of the year-over-year changes of our general and administrative expenses during the three months ended March 31, 2005 from the respective period in 2004 (in thousands):

                                                              Year-Over-
Cost component:                                               Year Change
----------------------------------------------------------   -------------
Personnel-related costs (compensation, benefits, etc.)....   $      3,082
Legal and tax-related expenses............................          1,223
Bad debt expense..........................................          1,000
Professional services and other costs, net................            314
Depreciation expense......................................           (918)
T&E expenses..............................................           (782)
                                                             -------------
          Total year-over-year change.....................   $      3,919
                                                             =============

The personnel-related cost component of general and administrative expenses increased on a year-over-year basis during the three months ended March 31, 2005 primarily due to (i) our continued investment in additional executive personnel as outlined above under the section entitled "Improvement of Our Operating Performance," and (ii) continued investment in additional financial and administrative personnel as part of our on-going commitment to strong internal controls. Specifically, our average headcount in our administrative organization increased from 540 in the three months ended March 31, 2004 to 570 in the three months ended March 31, 2005.

General and administrative expenses also increased on a year-over-year basis due to further increases in legal and tax-related expenditures. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for a further discussion of these legal and tax-related matters. Bad debt expense increased on a year-over-year basis during the first quarter of 2005, primarily due to a higher recovery rate of amounts previously written-off during the 2004 period compared to the level of recoveries during the 2005 period. We continue to maintain strong collection efforts, including further reductions in accounts receivable levels and an improved accounts receivable aging.

Partially offsetting these increases were further reductions in our general and administrative costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses.

General and administrative expense increased as a percentage of total revenues from 7% during the three months ended March 31, 2004 to 9% for the three months ended March 31, 2005, primarily due to our increased investment in our general and administrative organization during a period in which our revenues declined.

Restructuring and Related Expenses

As further described in Note 2 to the accompanying unaudited financial statements, we initiated a series of restructurings of our operations designed to better align our operating structure with expected revenue levels (the "Restructurings"). The Restructurings included the following key measures: (i) the reduction of our workforce across all functional areas; (ii) the consolidation of our excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures.

The following table summarizes the restructuring and related expenses incurred during the three months ended March 31, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and March 31, 2005 (in thousands):

                                                            Employee        Facility-
                                                           Termination      Related
                                                            Costs (1)       Costs (2)     Total
                                                         ---------------- ------------- -----------
Restructuring obligations, December 31, 2004............ $           265  $    105,601  $  105,866

Restructuring and related expenses:
  Accretion related to the Restructurings (3)...........              --           492         492
                                                         ---------------- ------------- -----------
     Total..............................................              --           492         492
Cash payments...........................................             (24)       (9,027)     (9,051)
                                                         ---------------- ------------- -----------
Restructuring obligations, March 31, 2005............... $           241  $     97,066  $   97,307
                                                         ================ =============
     Less: Restructuring obligations, short-term........                                    29,953
                                                                                        -----------
     Restructuring obligations, long-term...............                                $   67,354
                                                                                        ===========

    The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs. The remaining obligations as of March 31, 2005 relate to less than five terminations that have yet to be completed, primarily due to regulatory requirements in certain countries outside the U.S. We expect to complete these terminations within 2005.

    The costs associated with our facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income.

    We will continue to accrete our obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

The total restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring activities quarterly and, if appropriate, record changes to its restructuring obligations in current operations based on management's most current estimates. Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a further discussion of our Restructurings.

Purchased In-Process Product Development

On January 14, 2005, we acquired all of the issued and outstanding shares of edocs, a leading provider of electronic bill presentment and customer self-service software solutions. edocs' solutions enable companies to improve customer service and increase customer loyalty while reducing the cost of serving their customers. Companies use edocs' solutions to move the most common customer inquiries and transactions—such as billing, account management and service order issues—from expensive channels such as paper correspondence and contact center calls to lower-cost self-service and assisted care channels such as the web, email and chat. We believe that edocs' existing technology and certain products and functionality under development by edocs at the time of purchase will enhance our current self-service offerings.

The technology being developed by edocs at the time of our acquisition, which is commonly referred to as IPR&D, primarily related to edocs' products designed specifically for the telecommunications, healthcare and credit card industries. We estimated the fair value of the IPR&D acquired in our acquisition of edocs to be $10.9 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited statements of operations for the three months ended March 31, 2005.

At the date of our acquisition of edocs, there were six products under development, with percentage completion for each of the IPR&D products ranging from approximately 50% to 75%. We expect to incur between $1.5 and $2.5 million to complete the development of these products.  We expect to complete these products at various dates in 2005. We determined the fair values of the IPR&D using the "income" valuation approach and discount rates ranging from 20% to 32%.  The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for edocs.

Further, in calculating the value of amounts assigned to IPR&D, we also considered the relevant market sizes and growth factors of the technologies, our intended use of the products, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technologies. We also gave consideration to the technologies' stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project. The value assigned reflects the relative value and contribution of the IPR&D.

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

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for the three months ended March 31, 2004 and 2005 (in thousands, except percentages):

                                              Three Months Ended March 31,
                                      -----------------------------------------
                                         2004        2005        Change    %
                                      ----------  ----------  ---------- ------
Operating income (loss).............. $ 36,565    $(21,915)   $ (58,480) (160)%
Operating margin.....................     11.1%       (7.3)%

Our operating income (loss) and operating margin decreased on a year-over-year basis during the three months ended March 31, 2005 primarily due to (i) a year-over-year increase of $10.9 million related to the IPR&D charges associated with our acquisition of edocs, (ii) declines in our total revenues of $30.3 million during the three months ended March 31, 2005, and (iii) increases in total costs and expenses of $17.3 million, primarily due to increases in personnel-related costs associated with an expanded workforce.

Other Income (Expense), Net

For the three months ended March 31, 2004 and 2005, other income, net was comprised of the following (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                     2004       2005
                                                  ---------- ----------
Interest income.................................. $  11,699  $  14,773
Interest expense.................................      (320)      (231)
Net gain (loss) on marketable investments........     1,872       (238)
Gain on (write-down of) cost-method investments..    (1,083)     2,059
Other, net.......................................      (413)      (600)
                                                  ---------- ----------
                                                  $  11,755  $  15,763
                                                  ========== ==========

Interest income represents earnings on our cash and short-term investments. Interest income increased on a year-over-year basis during the first quarter of 2005 primarily due to an increase in interest rates. Interest expense primarily represents interest associated with our capital lease obligations.

Net gain (loss) on marketable investments represents realized gains or losses recognized upon the sale of certain short-term debt instruments. During the first quarter of 2005, we sold substantially all of our venture investment portfolio for approximately $5.0 million resulting in a gain on these cost-method investments of $2.1 million. Write-down of cost-method investments in the above table during the three months ended March 31, 2004 represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes and Income Tax Benefit

During the three months ended March 31, 2004, we recognized a provision for income taxes of $17.3 million, compared to an income tax benefit of $2.2 million during the three months ended March 31, 2005. Income taxes (benefit) as a percentage of pretax income (loss) (the "Effective Rate") decreased from 36% during the three months ended March 31, 2004 to (35%) for the three months ended March 31, 2005, primarily due to higher percentage of our earnings being derived from jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital was $1,866.9 million and $1,827.1 million as of December 31, 2004 and March 31, 2005, respectively. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

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

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2004 or 2005.

Commitments

Our future fixed commitments have not changed significantly since December 31, 2004. Please refer to "Liquidity and Capital Resources" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 for a further discussion of our future fixed commitments, including a five-year schedule of future cash payments under these obligations.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Operations

Net cash provided by operating activities was $89.8 million and $47.9 million during the three months ended March 31, 2004 and 2005, respectively. Cash provided by operating activities decreased on a year-over-year basis during 2005 primarily as the result of decreases in revenues and earnings.

During each of these periods, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing net cash inflows of $59.4 million and $52.0 million in the 2004 and 2005 periods, respectively), partially offset by payments of accounts payable, accrued expenses and restructuring obligations.

Because the majority of our restructuring obligations will be paid over time, cash provided by operating activities for the three months ended March 31, 2004 and 2005 was reduced by $13.6 million and $9.1 million, respectively, of cash payments made during these periods related to these obligations. As we settle our remaining restructuring obligations ($97.3 million of remaining obligations, net of estimated sublease income, as of March 31, 2005), our future operating cash flows will be reduced from what they otherwise would have been in the period of settlement. We currently estimate that we will settle $30.0 million of these obligations in the next 12 months.

We currently anticipate that we will continue to operate a cash-positive business in the second quarter of 2005. Our ability to meet these expectations depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues, including maintaining or improving the linearity of our revenues compared to our historical levels. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $36.0 million and $72.4 million for the three months ended March 31, 2004 and 2005, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments. For the three months ended March 31, 2004, we reinvested our cash into short-term investments in net amounts of $30.9 million compared to net sales of short-term investments of $18.8 million during the three months ended March 31, 2005. The decrease in our purchases of short-term investments on a year-over-year basis during the first quarter of 2005 was primarily due to our purchase of edocs, as discussed further below.

We also utilize our cash position to invest in new property and equipment, with net purchases of property and equipment of $0.2 million and $3.1 million during the three months ended March 31, 2004 and 2005, respectively. Capital expenditures were unusually low in the 2004 period primarily due to (i) the reduction/delay of our capital spending where possible; (ii) the consolidation of our data centers, resulting in a decrease in our information technology requirements for servers and other equipment; and (iii) the reduction in the number of offices we are occupying, which allowed us to reduce our purchases of tenant improvements, furniture and fixtures.

We intend to continue to closely monitor our capital expenditures, while making selective investments in additional information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts and (iii) the replacement of certain older computer and information technology infrastructure. Accordingly, we expect our total capital expenditures to be between $25.0 million and $35.0 million for 2005.

The remaining cash flows used in investing activities for the three months ended March 31, 2004 and 2005 consisted primarily of the acquisition of Ineto Services, Inc. for net cash consideration of $4.8 million in 2004 and the acquisition of edocs for net cash consideration of approximately $93.1 million in 2005. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of our acquisition of edocs.

Financing

Net cash provided by financing activities was $26.1 million and $22.7 million for the three months ended March 31, 2004 and 2005, respectively. Our financing activities consisted primarily of net proceeds of $29.4 million and $24.7 million during the three months ended March 31, 2004 and 2005, respectively, from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). Our cash inflows from financing activities were partially offset by our repayment of capital lease obligations, with payments of $3.3 million and $2.0 million during the three months ended March 31, 2004 and 2005, respectively.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases, expiring between 2005 and 2022, for most U.S. and international sales and support offices and certain equipment in the normal course of business. While these arrangements are often referred to as a form of off-balance sheet financing, these arrangements are not considered off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for detail of our future minimum lease payments under our operating leases as of March 31, 2005.

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

  Revenue recognition,
  Restructuring and related expenses,
  Impairment of long-lived assets,
  Provision for doubtful accounts,
  Acquired intangible assets,
  Stock-based compensation,
  Legal and tax contingencies, and
  Income taxes.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Application of Critical Accounting Policies and Use of Estimates."

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R. SFAS 123R addresses all forms of SBP awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model which we currently use for our footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006.

Upon adoption of SFAS 123R on January 1, 2006, we expect that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to our quarterly earnings for 2006 by up to $35.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of March 31, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

Income Taxes

In December 2004, the FASB issued two FASB Staff Positions ("FSP") related to the American Jobs Creation Act of 2004 (the "AJCA"). FSP No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities" ("FSP 109-1") requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109.

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

All stock-based compensation grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors or the full Board of Directors or, for director equity grants, the Nominating and Corporate Governance Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ stock market. Substantially all of our employees participate in one of the above Plans. Stock options granted under the Plans expire no later than ten years from the grant date and generally vest over five years.

On January 5, 2005, the Compensation Committee of our Board of Directors established a performance stock program for 2005 (the "Performance Stock Plan"), pursuant to which our executive officers and select other employees were granted RSUs under the Plans. A similar performance-based plan for 2005 through which stock options, rather than RSUs, were granted was also adopted on January 5, 2005 (the "Performance Option Plan" and collectively with the Performance Stock Plan, the "Performance Plans") for employees not covered by the Performance Stock Plan.

Shares granted under the Performance Stock Plan and Performance Option Plan generally vest on the fourth and third anniversaries of the date of grant, respectively; provided, however that a portion of the shares will accelerate and become vested upon achievement of all or a specified portion of certain defined objective financial performance goals. Specifically, the Compensation Committee has approved the following four performance goals for 2005 and 2006:

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

Section II. Summary of Stock Option Activity during the First Quarter of 2005

Combined activity under the Plans for the three months ended March 31, 2005 is summarized as follows:

                                                          Shares                        Wtd. Avg.
                                                         Available     Number of        Exercise
                                                         for Grant      Options      Price per Share
                                                        ------------ --------------  ---------------
   Balances as of December 31, 2004...................  195,942,345    132,712,132    $       12.78
     Issuances of restricted stock and/or units, net..   (1,288,211)            --
     Options granted to employees.....................   (6,960,796)     6,960,796    $        8.68
     Options granted to officers and directors........     (150,000)       150,000    $        8.67
     Options exercised................................           --     (5,010,399)   $        2.40
     Options canceled due to employee termination.....    3,834,979     (3,836,087)   $       19.38
                                                        ------------ --------------  ---------------
   Balances as of March 31, 2005......................  191,378,317    130,976,442    $       12.75
                                                        ============ ==============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of March 31, 2005:

                           Options Outstanding              Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      66,132,224            3.2    $   5.46   46,618,532    $   4.26
Out-of-the-money  64,844,218            5.7    $  20.20   43,002,481    $  21.73
                 ------------  -------------  ----------  -----------  ----------
                 130,976,442            4.4    $  12.75   89,621,013    $  12.64
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of March 31, 2005 of $9.13 and out-of-the money stock options have exercise prices equal to or greater than $9.13.

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

In order to maintain the proper balance between the need to attract and retain employees and minimize the dilution to existing stockholders, effective January 1, 2003 we adjusted our equity guidelines to reduce the size of stock option grants to new and existing employees. In addition, commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to that time. In 2004 and 2005, in addition to maintaining these guidelines for new employees, we further reduced the size of our renewal grants to existing employees.

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested equity instruments, unless the applicable agreement provides otherwise. Any vested equity instruments that are not exercised within three months from the termination date are forfeited at the expiration of the three months, unless the applicable agreement provides otherwise.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                 Three Months
                                                       Year Ended December 31,      Ended
                                                       -----------------------    March 31,
                                                          2003        2004          2005
                                                       ----------  -----------  -------------
Net options granted:
Stock options granted..............................      22,787       11,995         7,111
Stock options forfeited upon termination...........     (27,660)     (16,143)       (3,836)
                                                       ----------  -----------  -------------
      Net granted (forfeited)......................      (4,873)      (4,148)        3,275
                                                       ==========  ===========  =============
Dilution percentage (1)............................          (1)%         (1)%           1%
                                                       ==========  ===========  =============
Option overhang (2)................................          29%         26%          25%
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

Distribution of Grants

As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table and the remainder of this annual report represent our then-CEO and the four most highly compensated executive officers for the respective year. Information for Named Executive Officers for the first quarter of 2005 were identified using 2004 compensation information and include Thomas M. Siebel, J. Michael Lawrie, R. David Schmaier, Kenneth A. Goldman, Edward Y. Abbo and Neil M. Weston. Summarized below is the distribution of our stock options for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005:

                                                                                Three Months
                                                       Year Ended December 31,      Ended
                                                       -----------------------    March 31,
                                                          2003        2004          2005
                                                       ----------  -----------  -------------
Grants during the period as a percentage of
  total granted:
      Named Executive Officers.....................         4.6%       23.3%          -- %
      All other officers and directors as a group..         3.3          5.7           2.1
                                                       ----------  -----------  -------------
         Total for all officers and directors......         7.9         29.0           2.1
      All other employees as a group...............        92.1         71.0          97.9
                                                       ----------  -----------  -------------
         Total all grants..........................       100.0%      100.0%       100.0%
                                                       ==========  ===========  =============

During the first quarter of 2005, our Named Executive Officers and members of our board of directors received RSUs or restricted stock in addition to or in place of stock options. Please refer to section entitled "Section V. Executive and Director Stock-Based Compensation" below for a further discussion of these grants.

Section IV. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, we record deferred compensation costs, if any, related to our stock-based compensation as follows:

  Stock options—We record and measure deferred compensation for stock options granted to our employees and members of our Board of Directors when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant. We record and measure deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

  Restricted stock and RSUs—We record and measure deferred compensation for restricted stock and RSUs based on the market price of our common stock on the date of grant.

Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The terms of our stock options and restricted stock vary, but generally provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from grant and the remaining shares vesting 5% quarterly thereafter. The terms of our RSUs provide for vesting that ranges from approximately three months to five years. We did not grant any stock options at exercise prices below the fair market value of our common stock during any period presented.

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

                                                                      Three Months Ended
                                                                          March 31,
                                                                    ----------------------
                                                                       2004        2005
                                                                    ----------  ----------
Net income (loss):
  As reported.....................................................  $  30,980   $  (3,999)
                                                                    ----------  ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25...........        195       1,012
    In-the-money stock options and restricted stock units.........     (4,308)     (4,224)
    Stock purchase rights under the Purchase Plan.................     (2,559)     (2,228)
                                                                    ----------  ----------
       Subtotal...................................................     (6,672)     (5,440)
                                                                    ----------  ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options................................    (37,336)    (23,355)
    Stock options forfeited in connection with terminations.......     (3,135)         --
                                                                    ----------  ----------
       Subtotal...................................................    (40,471)    (23,355)
                                                                    ----------  ----------
       Total pro forma expense giving effect to SFAS 123..........    (47,143)    (28,795)
                                                                    ----------  ----------
  Tax benefit related to SFAS 123 expense.....................             --       2,287
                                                                    ----------  ----------
  Pro forma net loss giving effect to SFAS 123................      $ (16,163)  $ (30,507)
                                                                    ==========  ==========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of March 31, 2004 and 2005 were $11.53 and $9.13, respectively.

As the table above illustrates, total pro forma expense for stock options includes $40.5 million and $23.4 million of expense during the three months ended March 31, 2004 and 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $20.20 per share compared to a closing price of $9.13 per share as of March 31, 2005). These items represented 86% and 81% of the pro forma expense for the three months ended March 31, 2004 and 2005, respectively.

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

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

We did not grant any stock options to our Named Executive Officers during the three months ended March 31, 2005. Instead of granting stock options to our executive officers, we granted our Named Executive Officers an RSU under the Performance Stock Plan discussed above under Section I. The following table sets forth certain information regarding the RSUs options granted to the Named Executive Officers during the three months ended March 31, 2005:

                         Number of      Percent of
                         Securities     Total RSUs
                         Underlying     Granted to                     Fair Value as
                            RSUs         Employees      Fair Value at   of March 31,
     Officer Name         Granted       in 2005 (4)     Grant Date (5)    2005 (6)
----------------------  ------------   --------------  --------------  --------------
Thomas M. Siebel                 --              -- %  $          --   $          --
J. Michael Lawrie (1)            --              -- %  $          --   $          --
R. David Schmaier                --              -- %  $          --   $          --
Kenneth A. Goldman          100,000 (2)         7.8%  $     867,000   $     913,000
Edward Y. Abbo               50,000 (3)         3.9%  $     433,500   $     456,500
Neil M. Weston               30,000 (3)         2.4%  $     260,100   $     273,900

  Mr. Lawrie resigned as our CEO effective April 12, 2005.

  Mr. Goldman received two RSUs for a total of 100,000 shares of our common stock (each RSU representing 50,000 shares of our common stock). The first RSU vests in full on January 31, 2006 and the second RSU vests based on certain defined objective financial performance goals, as described in note 3 below.

  The RSUs vest upon achievement of all or a specified portion of certain defined objective financial performance goals, or if the goals are not met, on the fourth anniversary of the grant date. Specifically, the Compensation Committee has approved the following four performance goals for 2005 and 2006:

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

  Based on an aggregate of 1.3 million shares subject to RSUs granted to employees pursuant to the Plans during the three months ended March 31, 2005, including grants to the Named Executive Officers.

  The fair value on the grant date is calculated as the product of the number of underlying shares and the fair value of our common stock on the date of grant.

  Represents the aggregate fair value of the RSUs on March 31, 2005, calculated as the product of the number of underlying shares and the fair value of our common stock on March 31, 2005 of $9.13.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2003 and 2004 and March 31, 2005:

                                                                                Three Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------    March 31,
                                                          2003        2004          2005
                                                       ----------  -----------  -------------
Stock options held by Named Executive
   Officers as a percentage of:
      Total options outstanding....................        18.7%       20.9%        19.3%
                                                       ==========  ===========  =============
      Outstanding shares of common stock...........         5.4%        5.5%         4.9%
                                                       ==========  ===========  =============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on exercise of stock options during the three months ended March 31, 2005 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of March 31, 2005:

                                                          Number of
                                                     Securities Underlying       Value of Unexercised
                                                    Unexercised Options at      In-the-Money Options at
                         Shares                        March 31, 2005 (2)          March 31, 2005 (3)
                       Acquired on      Value      --------------------------  ----------------------------
    Officer Name        Exercise     Realized (1)  Exercisable  Unexercisable   Exercisable   Unexercisable
---------------------  -----------  -------------  -----------  -------------  -------------  -------------
Thomas M. Siebel        2,500,000   $ 21,272,007   16,186,134             --   $112,464,639   $         --
J. Michael Lawrie (4)          --   $         --           --      2,000,000   $         --   $         --
R. David Schmaier              --   $         --    1,957,504        772,500   $  2,441,672   $    219,492
Kenneth A. Goldman             --   $         --    2,170,000        800,000   $     41,125   $     76,375
Edward Y. Abbo                 --   $         --      560,000        350,000   $  1,181,538   $     76,375
Neil M. Weston                 --   $         --      100,000        400,000   $         --   $         --

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of March 31, 2005.

  Based on the fair market value of our common stock as of March 31, 2005 ($9.13 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Lawrie resigned as our CEO effective April 12, 2005. As a result of Mr. Lawrie's resignation, 0.8 million of the 2.0 million stock options in the above table became immediately vested. Mr. Lawrie has until April 11, 2006 to exercise these stock options.

Director Stock-Based Compensation

Historically, our directors have not received any cash compensation for service on the Board of Directors or any committee thereof, but have been eligible for reimbursement for certain expenses incurred in attending Board of Directors' and committee meetings.

On January 31, 2005, the Nominating and Corporate Governance Committee of our Board of Directors approved 2005 compensation for our non-employee directors such that each non-employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of our common stock (based on the Black-Scholes valuation model and the fair market value of our common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005 we awarded each of James C. Gaither, C. Scott Hartz, Marc F. Racicot, Eric E. Schmidt, George T. Shaheen and John W. White compensation of $32,500 in cash and 3,750 shares of restricted stock that will vest in full on January 31, 2006 in consideration for their service as a director in 2005.

On April 12, 2005, Mr. Shaheen, a member of our Board of Directors, accepted an offer of employment from our Board of Directors to serve as our Chief Executive Officer, effective as of April 13, 2005. Per the terms of Mr. Shaheen's offer letter, all existing stock options and restricted stock granted to Mr. Shaheen in his capacity as a member of our Board of Directors ceased vesting as of the first day of his employment. Further, Mr. Shaheen has volunteered to reimburse us cash consideration of $23,418, representing the pro rata portion of the $32,500 paid to him in his capacity as a non-employee member of our Board of Directors for the period from April 13, 2005 to December 31, 2005.

We believe that these guidelines will motivate and reward our non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the NASDAQ applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing guidelines, from time to time, the Nominating and Corporate Governance Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance by us and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

Section VII. Equity Compensation Plan Information

Information as of March 31, 2005 related to each of our stock option plans is summarized as follows:

                                                                                  Number of Shares
                                                     Number of        Weighted   Remaining Available
                                                    Shares to Be      Average        for Future
                                                     Issued Upon      Exercise     Issuance Under
                                                     Exercise of      Price of   Equity Compensation
                                                     Outstanding    Outstanding   Plans (Excluding
                  Plan Category                        Options        Options    Options Outstanding)
--------------------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by stockholders (1)...................    48,081,461    $     7.92           75,500,018
   Not approved by stockholders (2)...............    82,088,103    $    15.62          125,207,182
   Acquired companies' plans (3)..................       806,878    $     9.33                   --
                                                    -------------    ----------  -------------------
                                                     130,976,442    $    12.75          200,707,200
                                                    =============                ===================

  Represents shares available under the 1996 Plan, which is used for grants to our officers and directors. The shares remaining available for future issuance amount also includes 9.3 million shares available under our 2003 Employee Stock Purchase Plan.

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

  Changes in domestic and foreign tax laws;

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

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably SOX. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our U.S. Federal income tax returns for 2001 through 2003 are currently under examination by the IRS. In addition, certain of our U.S. payroll tax returns (primarily related to taxes associated with stock option exercises), state sales and use tax returns, and international sales and value added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

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

The market for on-demand or "hosted" application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for front-office applications in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or may develop more slowly than we expect, either of which could significantly and adversely affect our operating results. In addition, if the demand for our OnDemand services does not materialize as expected, our ability to recover our investments in UpShot Corporation and Ineto Services, Inc. ("Ineto") may be impaired.

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

  incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

  impairment of our relationships with employees, customers, partners or third-party providers of technology or products;

  failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things; and

  incurrence of significant exit charges if products acquired in business combinations are unsuccessful.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options under APB 25 and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123R, which will require us to expense stock options in our statement of operations no later than January 1, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date.

Upon adoption of SFAS 123R on January 1, 2006, we estimate that our earnings in 2006 could be reduced by up to approximately $35.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of March 31, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we have modified and anticipate that we may further modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

The following is a discussion of the competitive environments in which we operate:

Internal Development

We believe that our primary competition comes from custom-built applications. Specifically, many of our customers and potential customers have in the past developed CRM, customer and business intelligence and certain customer data integration solutions in-house, either alone or with the help of systems integrators. In some cases, these internal development projects have been successful in satisfying the needs of the organization. To compete successfully, our products must conform to the customer's information technology standards, scale to meet the needs of growing enterprises, operate globally and cost less than an internal development effort. We may not be able to compete effectively against these internal development efforts.

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

Our performance depends on the continued service of our key technical, sales and senior management personnel. Our key employees have not entered into employment agreements with a specified term of employment with us. The loss of one or more of our senior management personnel could have a material adverse effect on our business, financial condition or results of operations. In particular, in April 2005, upon mutual agreement between ourselves and J. Michael Lawrie, Mr. Lawrie resigned as our Chief Executive Officer and our Board of Directors appointed George T. Shaheen as our Chief Executive Officer. In addition, in recent years, we have had members of our senior management announce their retirement or departure from our company. We replace these individuals with internal candidates and, if deemed appropriate, individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices.

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

The following table summarizes as of March 31, 2005 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount    Contract         Fair
                                           (Local Currency)    Amount      Value (US$)
                                           ----------------  -----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................     (AUD) 12,700     US$9,722  $         20

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 30,635    US$11,082  $        249

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................     (GBP) 10,175   EUR 14,696  $          3

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................      (CAD) 5,322     US$4,417  $         21

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)....................  (JPY) 1,237,434    US$11,815  $        218

Korean won ("KRW") (contracts to receive
  KRW/pay US$)............................     (KRW) 15,433         US$8  $          7

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$).................     (MXN) 21,132     US$1,861  $         16

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................      (SGD) 1,779     US$1,078  $         --

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................      (CZK) 4,145      EUR 139  $          2

Euros ("EUR") (contracts to receive
  EUR/pay US$)............................    (EUR) 221,153   US$289,250  $     (3,993)

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................      (SEK) 7,639      EUR 846  $         (6)

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)....................      (CHF) 4,666    EUR 3,003  $         18

The following table summarizes our short-term investments and the weighted average yields as of March 31, 2005 (in thousands, except percentages):

                                                         Expected Maturity Date
                                     -------------------------------------------------------------------------
                                       2005      2006      2007      2008       2009   Thereafter     Total
                                     --------- --------- --------- --------- --------- ----------- -----------
US Treasury and Agency securities... $115,601  $175,206   $75,322   $25,016  $  6,548   $    --     $397,693
  Weighted average yield............     3.09%     3.78%     4.12%     3.82%     4.30%       --

Corporate bonds..................... $110,869  $263,310  $258,056   $83,764  $ 78,064    $10,570    $804,633
  Weighted average yield............     3.38%     3.71%     4.04%     4.33%     4.57%      3.26%

Asset-backed securities.............  $70,161  $224,647   $94,633   $39,159  $ 16,233     $3,777    $448,610
  Weighted average yield............     3.53%     3.84%     4.04%     4.52%     4.82%      3.22%
                                     --------- --------- --------- --------- -------- ----------- -----------
Total short-term investments........ $296,631  $663,163  $428,011  $147,939  $100,845    $14,347  $1,650,936
                                     ========= ========= ========= ========= ======== =========== ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2005, the fair value of the above investments would decline by approximately $23.6 million.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity, if necessary.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Responsibility for Disclosure and Internal Control

Our management, including our CEO and CFO, has the responsibility of establishing and maintaining adequate Disclosure Control and Internal Control over our financial reporting. Disclosure Control is a set of procedures that is designed to ensure that information required to be disclosed in reports filed or furnished with the SEC, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Control is also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our CEO and CFO note that during the three months ended March 31, 2005, there have been no changes in our Internal Control or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Control a high priority and strive to continually improve our Internal Control. Accordingly, we have taken and will continue to take corrective action if and as we discover deficiencies in our Internal Control.

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

Part II. Other Information

Item 1. Legal Proceedings

Regulation FD

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

In September 2004, we filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. We believe the allegations in this action are without merit and we intend to defend vigorously against them. Due to the uncertainty surrounding the litigation process, there exists the possibility that we may incur costs in excess of amounts already recognized. We cannot currently estimate the amount of such additional costs, if any.

Stock Option Grant Inquiry

On March 7, 2005, the SEC provided us with a copy of an order of investigation regarding certain stock option grants by a number of companies, including us. The SEC has advised us that this is a confidential fact finding inquiry and has confirmed that the issuance of the order does not indicate that it has concluded that we have violated any securities laws. We intend to cooperate with the SEC as this investigation continues to develop. In accordance with the disclosures required by SFAS 5, we are unable to estimate the potential financial impact this matter could have on us.

Shareholder Class Actions

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

These complaints allege claims in connection with various public statements made by us and seek damages together with interest and reimbursement of costs and expenses of litigation. We believe the allegations in each of these actions are without merit and we intend to defend vigorously against these claims.

General

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

Item 5. Other Information

In recent weeks, a number of stories have been written concerning potential strategic opportunities for Siebel Systems.   While it is our firm policy not to comment on such stories, we believe that their unusual intensity in this instance and the heavy trading volume of our stock over the past several days warrants clarification.

Over the past several years, we have from time to time considered a diverse range of strategic opportunities to maximize stockholder value, including but not limited to potential significant acquisitions by us, restructurings of our equity, equity repurchases, strategic alliances and offers to purchase us.  In evaluating such opportunities, we regularly engage outside financial and legal experts and our independent directors as necessary to aid us in our analysis and consideration.  Such activities are quite common and are regularly under various stages of consideration in the normal course of business.

Similarly, potential opportunities have recently been presented to us that continue to be evaluated and discussed in a manner that is consistent with our past practices and the fiduciary duties of our officers and directors, with the goal of determining what the Board of Directors believes is in our stockholders' best interests.  These activities include the involvement of independent directors, outside experts and independent advisors. Such activities continue to be conducted in the normal course of business and should not be interpreted to suggest that any of these current potential opportunities will or will not be consummated.  There are none under current consideration that have progressed to the point at which the full Board of Directors has met to consider them.

We undertake no obligation and do not intend to make any further announcement regarding the exploration of potential strategic opportunities, except as required by law.  We continue to be entirely focused on growing our business, generating profit, adding customer value and serving the long-term interests of our customers, employees and stockholders.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (1)
3.2	Amended and Restated Bylaws of the Registrant. (2)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (3)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (4)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (5)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (6)
4.6	Rights Agreement dated as of January 29, 2003, between the Registrant and Mellon Investors Services LLC, as Rights Agent. (6)
4.7	Form of Rights Certificate. (6)
10.1	Registrant's Performance Stock Plan. (7)
10.2	Non-Employee Director Compensation Arrangement. (8)
10.3	Regristrant's Executive Bonus Plan. (7)
10.4	Regristrant's Amended and Restated Nonqualified Deferred Compensation Plan. (9)
10.5	Form of Nonstatutory Stock Option Agreement and Notice. (10)
10.6	Form of Incentive Stock Option Agreement and Notice. (10)
10.7	2004 Executive Bonus Arrangement. (8)
10.8	Offer of Emloyment by and between the Registrant and George T. Shaheen, dated as of April 12, 2005. (11)
10.9	Separation and Consulting Agreement by and between the Registrant and J. Michael Lawrie, dated as of April 15, 2005. (12)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

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
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 11, 2005.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 24, 2005.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 8, 2005.
  Filed herewith.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 18, 2005.
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 20, 2005.

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

Dated: May 6, 2005

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer (Prinicipal Financial Officer)