Form 10-Q
period 2005-06-30
SIEBEL SYSTEMS INC
filed 2005-08-05
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of July 26, 2005 was 522,333,716.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2005

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                           December 31,    June 30,
                                                                                2004          2005
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    560,377  $    567,081
   Short-term investments..............................................      1,686,111     1,674,660
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,246,488     2,241,741

   Accounts receivable, net............................................        293,527       207,594
   Deferred income taxes...............................................         17,542        19,810
   Prepaids and other..................................................         53,894        35,873
                                                                          ------------- -------------
          Total current assets.........................................      2,611,451     2,505,018

Property and equipment, net............................................         83,908        67,453
Goodwill...............................................................        208,306       282,946
Intangible assets, net.................................................         23,004        38,759
Other assets...........................................................         36,937        32,412
Deferred income taxes..................................................        123,828       116,487
                                                                          ------------- -------------
          Total assets.................................................   $  3,087,434  $  3,043,075
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     10,048  $     21,861
   Accrued expenses....................................................        346,672       287,062
   Restructuring obligations...........................................         30,639        38,800
   Deferred revenue....................................................        357,223       331,436
                                                                          ------------- -------------
          Total current liabilities....................................        744,582       679,159

Restructuring obligations, less current portion........................         75,227       110,476
Other long-term liabilities............................................         20,981        24,146
                                                                          ------------- -------------
          Total liabilities............................................        840,790       813,781
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     508,953 and 521,365 shares issued and outstanding, respectively...            509           521
  Additional paid-in capital...........................................      1,635,652     1,737,968
  Deferred compensation................................................         (2,993)      (11,559)
  Accumulated other comprehensive income...............................         70,541        26,478
  Retained earnings....................................................        542,935       475,886
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,246,644     2,229,294
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,087,434  $  3,043,075
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                          Three Months Ended    Six Months Ended
                                                                               June 30,              June 30,
                                                                        --------------------- ----------------------
                                                                           2004       2005       2004        2005
                                                                        ---------- ---------- ----------- ----------
Revenues:
   Software license...................................................  $  94,829  $  78,328  $  221,628  $ 153,306
   Professional services, maintenance and other.......................    206,230    235,269     408,718    459,229
                                                                        ---------- ---------- ----------- ----------
       Total revenues.................................................    301,059    313,597     630,346    612,535
                                                                        ---------- ---------- ----------- ----------
Cost of revenues:
   Software license...................................................      2,837      3,882       6,044      7,780
   Professional services, maintenance and other.......................    108,050    120,844     216,264    233,808
                                                                        ---------- ---------- ----------- ----------
       Total cost of revenues.........................................    110,887    124,726     222,308    241,588
                                                                        ---------- ---------- ----------- ----------
            Gross margin..............................................    190,172    188,871     408,038    370,947
                                                                        ---------- ---------- ----------- ----------
Operating expenses:
   Product development................................................     76,127     73,148     148,760    147,865
   Sales and marketing................................................     78,552     86,146     164,950    178,420
   General and administrative.........................................     27,645     26,808      49,344     52,426
   Restructuring and other charges....................................     (1,006)    74,075        (435)    74,567
   Purchased in-process product development...........................      6,000         --       6,000     10,890
                                                                        ---------- ---------- ----------- ----------
       Total operating expenses.......................................    187,318    260,177     368,619    464,168
                                                                        ---------- ---------- ----------- ----------
            Operating income (loss)...................................      2,854    (71,306)     39,419    (93,221)
                                                                        ---------- ---------- ----------- ----------
Other income (expense), net:
   Interest and other income, net.....................................     10,031     16,089      22,106     32,083
   Interest expense...................................................       (234)      (420)       (554)      (651)
                                                                        ---------- ---------- ----------- ----------
       Total other income (expense), net..............................      9,797     15,669      21,552     31,432
                                                                        ---------- ---------- ----------- ----------
            Income (loss) before income taxes.........................     12,651    (55,637)     60,971    (61,789)
Income taxes (benefit)................................................      5,130     (5,629)     22,470     (7,782)
                                                                        ---------- ---------- ----------- ----------
            Net income (loss).........................................  $   7,521  $ (50,008) $   38,501  $ (54,007)
                                                                        ========== ========== =========== ==========

Diluted net income (loss) per share...................................  $    0.01  $   (0.10) $     0.07  $   (0.10)
                                                                        ========== ========== =========== ==========
Basic net income (loss) per share.....................................  $    0.01  $   (0.10) $     0.08  $   (0.10)
                                                                        ========== ========== =========== ==========

Shares used in diluted share computation..............................    541,543    518,681     543,972    515,822
                                                                        ========== ========== =========== ==========
Shares used in basic share computation................................    504,114    518,681     502,621    515,822
                                                                        ========== ========== =========== ==========
Comprehensive income (loss):
Net income (loss).....................................................  $   7,521  $ (50,008) $   38,501  $ (54,007)
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments...........................     (2,815)   (22,131)     (6,659)   (40,896)
   Realized loss (gain) on marketable investments previously
      recognized in other comprehensive income........................         22         71      (1,850)       214
   Unrealized gain (loss) on investments, net.........................    (13,643)     4,261      (8,731)    (3,382)
                                                                        ---------- ---------- ----------- ----------
       Other comprehensive income (loss)..............................    (16,436)   (17,799)    (17,240)   (44,064)
                                                                        ---------- ---------- ----------- ----------
            Total comprehensive income (loss).........................  $  (8,915) $ (67,807) $   21,261  $ (98,071)
                                                                        ========== ========== =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2004          2005
                                                                         ------------- ------------
Cash flows from operating activities:
   Net income (loss).................................................... $     38,501  $   (54,007)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring....           --        2,616
      Write-off of purchased in-process product development.............        6,000       10,890
      Depreciation and other amortization...............................       60,364       33,611
      Amortization of identifiable intangible assets....................        4,255        6,159
      Stock-based compensation, net.....................................        2,108        4,523
      Provision for (recovery of) doubtful accounts and sales returns...       (1,000)          --
      Tax benefit from exercise of stock options........................        4,800       51,379
      Deferred income taxes.............................................         (929)        (156)
      Net realized loss (gain) on cost-method investments...............        1,546       (2,059)
      Net realized loss (gain) on marketable investments................       (1,850)         128
      Changes in operating assets and liabilities:
         Accounts receivable............................................       62,191       99,257
         Prepaids and other.............................................         (190)      21,413
         Accounts payable and accrued expenses..........................       (1,084)     (71,192)
         Restructuring obligations......................................      (29,756)      42,458
         Deferred revenue...............................................       30,407      (34,472)
                                                                         ------------- ------------
           Net cash provided by operating activities....................      175,363      110,548
                                                                         ------------- ------------
Cash flows from investing activities:
   Purchases of short-term investments..................................     (865,170)    (473,368)
   Sales and maturities of short-term investments.......................      802,083      472,760
   Purchases of property and equipment, net.............................       (5,075)      (4,073)
   Proceeds from sale of venture investments............................           --        4,998
   Purchase consideration for acquired businesses, net of cash received.      (74,909)    (108,138)
                                                                         ------------- ------------
           Net cash used in investing activities........................     (143,071)    (107,821)
                                                                         ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock...............................       41,260       37,768
   Repayments of capital lease obligations..............................       (6,605)      (4,081)
                                                                         ------------- ------------
           Net cash provided by financing activities....................       34,655       33,687
                                                                         ------------- ------------
Effect of exchange rate fluctuations....................................       (8,402)     (29,710)
                                                                         ------------- ------------
Change in cash and cash equivalents.....................................       58,545        6,704
Cash and cash equivalents, beginning of period..........................      546,542      560,377
                                                                         ------------- ------------
Cash and cash equivalents, end of period................................ $    605,087  $   567,081
                                                                         ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of June 30, 2005 and the three and six months ended June 30, 2004 and 2005 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

  Accounting for Income Taxes

  Historically, the provision for income taxes in interim periods was calculated using an estimate of the annual effective tax rate. In the second quarter of 2005, the Company concluded that as a result of the uncertainty of license revenues for the remainder of the year, and the fact that the Company's income tax rate is highly dependent upon accurate license revenue projections due to relatively large nondeductible expenses, a small variation in projected net income could have a significant impact on the Company's effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods", the provision for income taxes in the accompanying unaudited statements of operations for the three and six-months ended June 30, 2005 is based on the actual effective tax rate for the six-month period.

  Stock-Based Compensation

  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively referred to as "APB 25"). Accordingly, the Company records deferred compensation costs, if any, related to its stock-based compensation as follows (all references in this document to market price on the date of grant have the meaning set forth in the applicable plan):

    Stock options — The Company records and measures deferred compensation for stock options granted to its employees and members of its Board of Directors when the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

    Restricted stock and restricted stock units ("RSUs") — The Company records and measures deferred compensation for restricted stock and RSUs based on the market price of the Company's common stock on the date of grant.

  Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The terms of the Company's stock options and restricted stock grants vary, but most commonly provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from grant and the remaining shares vesting 5% quarterly thereafter. The terms of the Company's RSU grants also vary, but generally provide for the underlying shares to vest over a period of approximately one to five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock during any period presented.

  An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation — Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option on the date of grant as determined using the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized on a straight-line basis over the respective vesting period of the stock option.

  As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation the Company has first added back all stock-based compensation expense reflected in its statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on the Company's earnings and earnings per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans, including its employee stock purchase plan (the "Purchase Plan") (in thousands, except per share data):

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,                June 30,
                                                             ----------------------  ---------------------
                                                                 2004       2005         2004       2005
                                                             ---------- -----------  ---------- ----------
Net income (loss):
  As reported............................................... $   7,521  $  (50,008)  $  38,501  $ (54,007)
                                                             ---------- -----------  ---------- ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25.....     1,913       3,511       2,108      4,523
    In-the-money stock options and restricted stock units...    (6,518)     (7,193)    (10,495)   (11,199)
    Stock purchase rights under the Purchase Plan...........    (2,958)     (2,166)     (5,517)    (4,394)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................    (7,563)     (5,848)    (13,904)   (11,070)
                                                             ---------- -----------  ---------- ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options..........................   (34,945)    (26,615)    (71,319)   (48,436)
    Stock options forfeited in connection with terminations.    (3,147)         --      (7,575)    (1,752)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................   (38,092)    (26,615)    (78,894)   (50,188)
                                                             ---------- -----------  ---------- ----------
       Total pro forma expense giving effect to SFAS 123....   (45,655)    (32,463)    (92,798)   (61,258)
                                                             ---------- -----------  ---------- ----------
  Tax benefit related to SFAS 123 expense...................        --          --          --      2,287
                                                             ---------- -----------  ---------- ----------
  Pro forma net loss giving effect to SFAS 123.............. $ (38,134) $  (82,471)  $ (54,297) $(112,978)
                                                             ========== ===========  ========== ==========

Diluted net income (loss) per share:
  As reported............................................... $    0.01  $    (0.10)  $    0.07  $   (0.10)
                                                             ========== ===========  ========== ==========

  Pro forma giving effect to SFAS 123....................... $   (0.08) $    (0.16)  $   (0.11) $   (0.22)
                                                             ========== ===========  ========== ==========

Basic net income (loss) per share:
  As reported............................................... $    0.01  $    (0.10)  $    0.08  $   (0.10)
                                                             ========== ===========  ========== ==========

  Pro forma giving effect to SFAS 123....................... $   (0.08) $    (0.16)  $   (0.11) $   (0.22)
                                                             ========== ===========  ========== ==========

  The Company has provided a tax benefit on the pro forma expense in the above table in a manner consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited consolidated financial statements. Accordingly, the Company has not provided a tax benefit on the pro forma expense in the above table during the three or six months ended June 30, 2004, or the three months ended June 30, 2005.

  During the first quarter of 2005, the Company was able to utilize certain net operating loss ("NOL") carryforwards associated with stock option exercises that occurred in previous years as part of a settlement with the IRS. Please refer to Note 3 for further discussion of this settlement. As a result of the utilization of these NOLs, the Company has reflected a $51.4 million increase to additional paid-in capital in the accompanying unaudited consolidated financial statements during the six months ended June 30, 2005. In accordance with SFAS 123, the Company's tax benefit in the above table associated with this utilization of NOLs is limited to the lesser of the actual tax benefit in the Company's income tax return or the SFAS 123 pro forma expense associated with these same options. As a result of the tax benefit exceeding the SFAS 123 pro forma expense, the Company's pro forma tax benefit was limited to $2.3 million compared to the $51.4 million tax benefit reflected as an increase to additional paid-in capital.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of June 30, 2004 and 2005 were $10.69 and $8.90, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $38.1 million and $78.9 million of expense during the three and six months ended June 30, 2004, respectively, and $26.6 million and $50.2 million of expense during the three and six months ended June 30, 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration; and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options for the three and six months ended June 30, 2005 was $20.29 and $19.84 per share, respectively, compared to a closing price of $8.90 per share as of June 30, 2005). These items represented 83% and 85% of the pro forma expense for the three and six months ended June 30, 2004, respectively, and 82% of the pro forma expense for both the three and six months ended June 30, 2005.

  The Company determined the assumptions used in computing the fair value of its stock options and stock purchase rights issued under its Purchase Plan as follows:

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

  During 2005, the Company's weighted average expected life assumption increased compared to 2004, primarily due to (i) an increase in the weighted average vesting period (i.e., for 55% of all stock options granted during the six months ended June 30, 2005, the weighted average vesting period increased from 2.7 to 3.0 years) and (ii) the continued low levels of volatility of the Company's common stock (i.e., lower volatility historically has resulted in a longer stock option life).

  Volatility

  The Company estimated expected volatility by giving consideration to the expected useful lives of the stock options, the Company's current expected growth rate, implied expected volatility in traded options for the Company's common stock, and recent volatility of the Company's common stock, among other factors. In considering these factors, the Company noted that (i) the stock market in general, and its common stock in particular, have continued to become less volatile; and (ii) implied volatility in traded options for the Company's common stock has continued to decrease relative to previous periods.

  Risk-Free Interest Rate

  The Company estimated the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

  Dividend Yield

  The Company estimated dividend yield of 1.1%, based on the Board-approved quarterly dividend of $0.025 per share and the fair market value of the Company's stock as of June 30, 2005 of $8.90 per share.

  The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                               ---------------------  ---------------------
                                   2004       2005        2004       2005
                               ---------- ----------  ---------- ----------
Risk-free interest rate.......      3.23%     3.82%      2.98%     4.05%
Expected life (in years)......       3.2        4.2         3.3        3.9
Expected volatility...........        40%       38%        41%       39%
Dividend yield................        --        1.1%        --        0.3%

  Using the Black-Scholes option valuation model, stock options granted during the three and six months ended June 30, 2004 had weighted average fair values of $3.28 and $3.43 per share, respectively, as compared to weighted average fair values of $2.94 and $3.01 per share during the three and six months ended June 30, 2005, respectively.

  The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                               ---------------------  ---------------------
                                   2004       2005        2004       2005
                               ---------- ----------  ---------- ----------
Risk-free interest rate.......      1.00%     2.71%      1.00%     2.71%
Expected life (in years)......       0.5        0.5         0.5        0.5
Expected volatility...........        46%       38%        46%       38%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended June 30, 2004 was $3.69 per share, as compared to a weighted average fair value of $2.27 per share during both the three and six months ended June 30, 2005, including the 15% discount from the quoted market price.

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

  Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company's common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that the Company currently uses for its footnote disclosure). SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006. Upon adoption of SFAS 123R, the Company expects that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to its quarterly stated earnings for 2006 by up to $30.0 million per quarter.

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

  FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Based on the Company's preliminary analysis, it is reasonably possible that the Company may repatriate between zero and $282 million of foreign earnings, with the associated tax liability ranging between zero and $20 million.

  Accounting Changes and Error Corrections

  In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods' financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial position, results of operations or cash flows.

  Restructuring Obligations and Other Charges

  During 2002, 2003 and 2004, the Company initiated a series of restructurings designed to better align its operating structure with expected revenue levels (the "2002 Restructuring," the "2003 Restructuring" and the "2004 Restructuring," respectively). The 2002 Restructuring and 2003 Restructuring included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures. The 2004 Restructuring consisted primarily of the consolidation of additional facilities (located primarily in North America and Asia Pacific) and the abandonment of the related leasehold improvements and furniture and fixtures.

  In order to continue to reduce expense levels and to further improve the Company's operating margins, the Company initiated an additional restructuring of its operations during the second quarter of 2005 (the "2005 Restructuring," and collectively with the 2002 Restructuring, the 2003 Restructuring, and the 2004 Restructuring, the "Restructurings"). The 2005 Restructuring included the following key measures: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; and (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures. As a result of the 2005 Restructuring, the Company expects to realize quarterly expense savings of approximately $6.4 million, beginning in the third quarter of 2005.

  The following table summarizes the restructuring and related expenses incurred during the six months ended June 30, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and June 30, 2005 (in thousands):

                                                                Employee          Facility-        Asset
                                                               Termination        Related       Abandonment
                                                                Costs (1)          Costs (2)      Costs (3)       Total
                                                           ------------------ ---------------- ------------- -------------
Restructuring obligations, December 31, 2004.............. $             265  $       105,601  $         --  $    105,866

Restructuring and related expenses:
  Recognized related to the 2005 Restructuring (4)........             6,245           43,922         2,616        52,783
  Recognized related to changes in estimates (5)..........                --           12,761            --        12,761
  Accretion related to the Restructurings (6).............                --              952            --           952
                                                           ------------------ ---------------- ------------- -------------
     Total (7)............................................             6,245           57,635         2,616        66,496
Cash payments.............................................            (1,708)         (20,462)           --       (22,170)
Non-cash charges..........................................                (2)          (1,109)       (2,616)       (3,727)
Deferred rent liability (8)...............................                --            2,811            --         2,811
                                                           ------------------ ---------------- ------------- -------------
Restructuring obligations, June 30, 2005.................. $           4,800  $       144,476  $         --  $    149,276
                                                           ================== ================ =============
     Less: Restructuring obligations, short-term..........                                                         38,800
                                                                                                             -------------
     Restructuring obligations, long-term.................                                                   $    110,476
                                                                                                             =============

    The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 and 2005 Restructurings. As of June 30, 2005, the remaining obligations relate to approximately 80 employee terminations that have yet to be completed worldwide. The Company expects to complete these terminations within 2005 and 2006.

    The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Additionally, the Company recorded a non-cash charge equal to the prepaid rent related to the restructured properties.

    As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

    In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2005 Restructuring after giving effect to the net present value of the related obligations.

    The Company revised its estimated obligations with respect to the facility-related expenses incurred in the 2002 Restructuring and 2003 Restructuring during the three months ended June 30, 2005. Due primarily to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from the Company entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

    The Company will continue to accrete its obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

    The following is a summary of the net restructuring and related expenses recognized during the three and six months ended June 30, 2005 (in thousands):

                                                              Three Months      Three Months    Six Months
                                                                  Ended            Ended           Ended
                                                             March 31, 2005    June 30, 2005   June 30, 2005
                                                           ------------------ ---------------- -------------
Restructuring and related expenses:
  2005 Restructuring-related.............................. $              --  $        52,783  $     52,783
  Changes in estimates....................................                --           12,761        12,761
  Accretion...............................................               492              460           952
                                                           ------------------ ---------------- -------------
     Total restructuring and related expenses............. $             492  $        66,004  $     66,496
                                                           ================== ================ =============

    The Company reclassified to restructuring obligations the previously recorded deferred rent liability related to the restructured properties.

  Restructuring and related expenses for the three and six months ended June 30, 2004 represented accretion only and were not material.

  The following table summarizes the time period in which the Company anticipates settling its remaining restructuring obligations as of June 30, 2005 (in thousands):

                                                                Leases             Other         Estimated       Total
                                                                 in the        Restructuring-    Sublease    Restructuring
                                                           Restructurings (1) Related Costs (2)  Income (3)   Obligations
                                                           ------------------ ---------------- ------------- -------------
Six months ending December 31, 2005....................... $          18,851  $        11,442  $     (7,793) $     22,500
Year ending December 31, 2006.............................            40,452           11,728       (15,351)       36,829
Year ending December 31, 2007.............................            33,792            8,086       (15,006)       26,872
Year ending December 31, 2008.............................            32,808            8,790       (18,713)       22,885
Year ending December 31, 2009.............................            30,297            8,040       (20,055)       18,282
Year ending December 31, 2010, and thereafter.............           136,359           37,103      (130,102)       43,360
                                                           ------------------ ---------------- ------------- -------------
     Total restructuring obligations, gross............... $         292,559  $        85,189  $   (207,020)      170,728
                                                           ================== ================ =============
     Future accretion (4).................................                                                        (21,452)
                                                                                                             -------------
     Present value of minimum lease payments..............                                                        149,276
     Less: Restructuring obligations, short-term..........                                                         38,800
                                                                                                             -------------
     Restructuring obligations, long-term portion.........                                                   $    110,476
                                                                                                             =============

    Represents the Company's remaining lease commitments related to properties included in the Restructurings.

    Consists primarily of (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties, (ii) estimated commissions associated with anticipated subleases of the restructured properties, and (iii) the remaining obligations related to employee termination costs.

    The Company estimated sublease income and the related timing thereof based upon the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company's estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors which may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. As of June 30, 2005, a portion of the sublease income presented in the table above is contracted by subtenants.

    The Company has reduced the facility-related obligations associated with the 2003, 2004, and 2005 Restructurings to their net present value. Future accretion represents the interest component of these obligations and will be recognized in future periods by the Company as an additional restructuring and related expense and as an increase in the carrying amount of the 2003, 2004, and 2005 Restructuring obligations.

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

  Other Charges

  Concurrent with the 2005 Restructuring, the Company has recorded additional charges totaling approximately $8.1 million in the accompanying unaudited consolidated statements of operations during the second quarter of 2005.  These expenses relate primarily to severance payments and accelerated RSU vesting associated with the resignation of the Company's previous Chief Executive Officer, and compensation associated with the appointment of the Company's new Chief Executive Officer, in April, 2005.

  Commitments and Contingencies

  Legal Actions

  Regulation FD

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the Staff notified the Company and two of its officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. In response, the Company and its officers filed submissions with the SEC that the Company believes contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against the Company and the two officers alleging, among other things, that the Company and its officers violated Regulation FD in connection with the statements described above. The SEC is seeking an order that imposes permanent injunctions, civil penalties and other equitable relief.

  In September 2004, the Company filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. The Court has not yet ruled on that motion. The Company believes the allegations in this action are without merit and it intends to defend vigorously against them. Due to the inherent uncertainty surrounding the litigation process, there exists the possibility that the Company may incur costs in excess of amounts already recognized. The Company cannot currently estimate the amount of such additional costs, if any.

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

  Shareholder Class Actions

  On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, the Company filed a motion for dismissal of this case, which was granted on January 28, 2005 with leave to amend. Plaintiffs in this case filed an amended complaint on February 28, 2005, and the Company filed a motion to dismiss the amended complaint on April 27, 2005. A hearing on the motion is set for September 16, 2005.

  On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against the Company and certain members of the Company's Board of Directors on similar claims described above. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed by Ms. Plotkin. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until the motion to dismiss the amended complaint in the federal class action has been decided.

  These complaints seek damages together with interest and reimbursement of costs and expenses of litigation. The Company believes the allegations in each of these actions are without merit and it intends to defend vigorously against these claims.

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

  Income, Payroll and Sales and Use Tax Audits

  Income Tax Audits

  In March of 2005 the Company received formal notification from the Internal Revenue Service ("IRS") that its examination of the Company's U.S. federal income tax returns for 1998 through 2000 has been completed. The final settlement with the IRS was consistent with the preliminary settlement disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result of the settlement, the Company was able to utilize certain NOL carryforwards associated with stock option exercises that occurred in previous years. The majority of the final settlement of $54.3 million was offset by available NOL carryforwards of $51.4 million associated with previous exercises of stock options. The Company has reflected the utilization of these NOLs as an increase to additional paid-in capital in the accompanying unaudited consolidated financial statements. The remaining portion of the settlement is expected to result in a cash outlay for interest of approximately $2.9 million, which has been accrued by the Company.

  The Company's U.S. federal income tax returns for 2001 through 2003 remain under examination by the IRS. While the final resolution of this on-going examination of the Company's U.S. federal income tax returns for 2001 throughout 2003 remains uncertain, the Company believes it has made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments that the IRS has or may propose. Based on currently available information, management believes that the ultimate outcome of these examinations will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

  Payroll Taxes

  In July 2005, the IRS completed its examination of the Company's U.S. payroll tax returns for 1999 through 2001 and issued an assessment of $60.8 million primarily for penalties. This assessment primarily relates to the timing of the payment of taxes associated with stock option exercises. The Company notified the IRS that it does not agree with the IRS' findings. The Company plans to appeal this assessment and defend itself vigorously. While the final resolution of this issue is uncertain, based on currently available information, the Company believes it has made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments that may result from the IRS audit of these U.S. payroll tax returns.

  Indirect (Sales, Use and Value Added) Taxes

  The Company's sales and use tax returns in various states in the United States for 2000 through 2003 and certain international sales and value added tax returns for 2002 through 2004 are currently under examination and/or review by the applicable taxing authorities. While the final resolutions of these on-going examinations are uncertain, the Company believes it has made adequate provision in the accompanying unaudited consolidated financial statements for any adjustments that may result from the audits of these tax returns.

  Summary

  The Company may receive assessments related to the audits and/or reviews of its U.S. and foreign income tax returns, payroll tax returns, and indirect tax returns that exceed amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable. Due to the uncertainty surrounding the audit/review process, there exists the possibility that the Company may incur costs in excess of amounts already recognized; however, the amount of such additional loss, if any, is not currently estimable.

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

  The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of June 30, 2005, the Company leased facilities and certain equipment under non-cancellable operating leases expiring between 2005 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring in 2008. Future minimum lease payments under both operating and capital leases as of June 30, 2005 are as follows (in thousands):

                                                                Capital            Operating
                                                                 Leases             Leases
                                                           ------------------ ----------------
Six months ending December 31, 2005....................... $           4,276  $        34,338
Year ending December 31, 2006.............................             2,650           58,326
Year ending December 31, 2007.............................             2,650           57,394
Year ending December 31, 2008.............................               526           56,736
Year ending December 31, 2009.............................                --           56,047
Year ending December 31, 2010, and thereafter.............                --          270,928
                                                           ------------------ ----------------
     Total minimum lease payments.........................            10,102  $       533,769
                                                                              ================
     Amounts representing interest........................              (549)
                                                           ------------------
     Present value of minimum lease payments..............             9,553
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)............             5,260
                                                           ------------------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities).......... $           4,293
                                                           ==================

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

  Acquisitions, Goodwill and Intangible Assets

  The following is a summary of the Company's acquisitions during 2004 and 2005, each of which has been accounted for as a purchase:

  2005 Acquisitions

  Acquisition of edocs, Inc.

  On January 14, 2005, the Company acquired all of the issued and outstanding shares of edocs, Inc. ("edocs"), a leading provider of electronic bill presentment and customer self-service software solutions, for initial consideration of approximately $118.5 million ("Initial Purchase Price"). The Initial Purchase Price consisted of the following: (i) the payment of cash consideration of $101.7 million; (ii) purchase consideration payable of $15.0 million and (iii) transaction costs of $1.8 million, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors. As of June 30, 2005, the Company had paid $118.2 million of the Initial Purchase Price.

  In the event certain revenue targets and other contractual milestones defined in the purchase agreement are met for 2005, the Company could be required to pay up to an additional $42.5 million in cash to the former shareholders of edocs. Any amounts paid by the Company to the former edocs shareholders will likely be recorded as an increase to goodwill.

  edocs' solutions enable companies to improve customer service and increase customer loyalty while reducing the cost of serving their customers. Companies use edocs' solutions to move the most common customer inquiries and transactions — such as billing, account management and service order issues — from expensive channels such as paper correspondence and contact center calls to lower-cost self-service and assisted care channels such as the web, email and chat.

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

  The Company allocated the Initial Purchase Price to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Initial Purchase Price does not include the contingent earnout amounts described above. The Initial Purchase Price has been allocated as follows (in thousands):

Tangible assets:
   Cash and cash equivalents.............................. $          10,081
   Accounts receivable and other current assets...........            15,883
   Property and equipment.................................             1,747
   Other assets, long-term................................                30
                                                           ------------------
        Total tangible assets.............................            27,741
                                                           ------------------
Intangible assets:
   Acquired technology....................................            20,270
   Customer relationships.................................             3,260
   Customer contracts.....................................               120
   Acquired in-process research and development ("IPR&D").            10,890
   Goodwill...............................................            82,166
                                                           ------------------
        Total intangible assets...........................           116,706
                                                           ------------------
Liabilities assumed:
   Accounts payable and accrued liabilities...............            (9,938)
   Accrued purchase price and acquisition-related expenses           (16,800)
   Deferred revenue.......................................            (8,639)
   Deferred tax liability.................................            (7,342)
                                                           ------------------
        Total liabilities assumed.........................           (42,719)
                                                           ------------------
        Net assets acquired............................... $         101,728
                                                           ==================

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

  Because the IPR&D had not yet reached technological feasibility and had no alternative future use, the Company reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited statements of operations during the first quarter of 2005.  At the date of the Company's acquisition of edocs, there were six products under development, with the estimated percentage completion for each of these IPR&D products ranging from approximately 50% to 75%. Subsequent to the acquisition, the Company incurred approximately $2.3 million related to the development of these products, four of which were substantially completed by June 30, 2005. The Company has ceased development of the remaining two products.

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

  The following table presents unaudited summarized combined results of operations of the Company and edocs, on a pro forma basis, as though the companies had been combined as of January 1, 2004. Because the acquisition was completed near the beginning of the first quarter of 2005, the pro forma information for 2005 would not differ materially from the actual results of the Company presented herein and therefore has not been included below. The operating results of edocs have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amounts:

                                                              Three Months       Six Months
                                                                Ended              Ended
                                                            June 30, 2004      June 30, 2004
                                                           ------------------ ----------------
Total revenues............................................ $         312,351  $       652,300
Net income................................................ $           3,462  $        31,164
Diluted net income (loss) per share....................... $            0.01  $          0.06

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

  2004 Acquisitions

  Acquisition of Eontec Limited

  On April 20, 2004, the Company acquired all of the outstanding issued share capital of Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions, for initial cash consideration of $73.6 million (the "Initial Consideration"). The Initial Consideration consisted of the following: (i) the payment of cash consideration of $70.0 million for all of the outstanding securities of Eontec; and (ii) transaction costs of $3.6 million, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors.

  As a result of Eontec meeting certain revenue-related targets, as defined in the purchase agreement, for the period from April 20, 2004 to March 31, 2005, the Company may be required to pay the former holders of Eontec common stock additional consideration of up to $15.8 million, subject to offset for certain claims that the Company may be entitled to under the purchase agreement. The Company has provided notice to a representative of the former Eontec shareholders regarding a potential claim that may result in a set-off against this additional payment, but this remains unresolved. Amounts paid to the former holders of Eontec common stock, if any, will likely be recorded as an increase to goodwill at the time of payment. As of June 30, 2005, in part due to the potential claim mentioned above, the Company has not accrued any amounts relative to potential additional payments.

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

                                                              Six Months
                                                                 Ended
                                                              June 30, 2004
                                                           ------------------
Total revenues............................................ $         632,847
Net incone................................................ $          32,537
Diluted net income per share.............................. $            0.06

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

  Intangible Assets and Goodwill

  Goodwill

  The changes in the carrying amount of goodwill during the six months ended June 30, 2005 were as follows (in thousands):

  Balance as of December 31, 2004........................... $         208,306
Purchase of edocs.........................................            82,166
Foreign currency fluctuation..............................            (7,526)
                                                           ------------------
Balance as of June 30, 2005............................... $         282,946
                                                           ==================

  The Company tests its goodwill for impairment annually on July 1 and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

  Intangible Assets

  Intangible assets as of December 31, 2004 and June 30, 2005, along with the weighted average useful lives as of June 30, 2005, are as follows (in thousands, except years):

                                                                                                 Wtd. Avg.
                                                               December 31,       June 30,         Life
                                                                  2004             2005          (in Years)
                                                           ------------------ ----------------  ------------
Gross assets:
   Acquired technology.................................... $          14,103  $        32,983           4.3
   Customer relationships.................................            12,673           15,401           5.6
   Customer contracts.....................................             2,880            2,655           4.7
   Non-compete agreements.................................               750              750           2.0
                                                           ------------------ ----------------  ------------
      Intangible assets, gross............................            30,406           51,789           4.7
                                                           ------------------ ----------------

Accumulated amortization:
   Acquired technology....................................            (2,696)          (6,224)
   Customer relationships.................................            (3,425)          (4,943)
   Customer contracts.....................................              (937)          (1,332)
   Non-compete agreements.................................              (344)            (531)
                                                           ------------------ ----------------
      Total accumulated amortization......................            (7,402)         (13,030)
                                                           ------------------ ----------------
        Intangible assets, net............................ $          23,004  $        38,759
                                                           ================== ================

  The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method; and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of June 30, 2005 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                          Period
----------------------------------------------------------
Six months ending December 31, 2005....................... $           5,824
Year ending December 31, 2006.............................            10,607
Year ending December 31, 2007.............................             9,592
Year ending December 31, 2008.............................             9,347
Year ending December 31, 2009.............................             2,697
Year ending December 31, 2010, and thereafter.............               692
                                                           ------------------
     Total................................................ $          38,759
                                                           ==================

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                           Three Months Ended    Six Months Ended
                                                                                 June 30,              June 30,
                                                                         --------------------  ---------------------
                                                                           2004       2005        2004       2005
                                                                         ---------  ---------  ----------  ---------
Shares used in basic net income (loss) per share computation............  504,114    518,681     502,621    515,822
Effect of dilutive potential common shares resulting from
   stock options........................................................   37,376         --      41,287         --
Effect of dilutive potential common shares resulting from restricted
  stock units and common stock subject to repurchase....................       53         --          64         --
                                                                         ---------  ---------  ----------  ---------
Shares used in diluted net income (loss) per share computation..........  541,543    518,681     543,972    515,822
                                                                         =========  =========  ==========  =========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock equivalents (i.e., stock options, restricted stock and RSUs). Because the Company reported a net loss during the three and six months ended June 30, 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. The dilutive impact of the Company's common stock equivalents for the three and six months ended June 30, 2004 is calculated using the treasury stock method, based on the average share price of the Company's common stock during these periods of $10.93 and $12.08 per share, respectively. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted earnings per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                           Three Months Ended    Six Months Ended
                                                                                 June 30,              June 30,
                                                                         --------------------  ---------------------
                                                                           2004       2005        2004       2005
                                                                         ---------  ---------  ----------  ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period.....................................................   63,553     60,382      61,541     61,225
Weighted average common stock equivalents, calculated using
  the treasury stock method, that were excluded due to the
  Company reporting a net loss during the period........................       --     24,651          --     26,056
                                                                         ---------  ---------  ----------  ---------
Total common stock equivalents excluded from diluted net
  income (loss) per share computation...................................   63,553     85,033      61,541     87,281
                                                                         =========  =========  ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $21.88 and $22.22 per share during the three and six months ended June 30, 2004, respectively, compared to weighted average exercise prices of $20.29 and $19.84 per share during the three and six months ended June 30, 2005, respectively. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock were excluded from the diluted earnings per share computation because the Company reported a net loss during the three and six months ended June 30, 2005. The weighted average fair value of the Company's common stock during the three and six months ended June 30, 2005 was $9.05 and $8.98 per share, respectively.

  Restricted Stock and Restricted Stock Units

  Restricted Stock

  On January 31, 2005, the Nominating and Corporate Governance Committee of the Company's Board of Directors approved 2005 compensation for its non-employee directors such that each non-employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of the Company's common stock (based on the Black-Scholes valuation model and the fair market value of the Company's common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005 the Company awarded each of its non-employee directors compensation of $32,500 in cash and 3,750 shares of restricted stock (an aggregate of 22,500 shares for all six non-employee directors) that will vest in full on January 31, 2006 in consideration for their service as a director in 2005. The Company recorded deferred compensation of $0.2 million related to this issuance of restricted stock, which is being expensed on a straight-line basis over the one-year vesting period.

  In the event an employee or member of the Company's Board of Directors who has been awarded restricted stock discontinues service prior to the expiration of the vesting period, the Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock. No compensation expense has resulted at the time of the repurchases of the Company's restricted shares since the consideration paid by the Company equaled the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. As of December 31, 2004 and June 30, 2005, a total of 71,000 and 86,786 shares, respectively, of the Company's restricted common stock remain subject to repurchase by the Company. There were no repurchases of restricted stock during the six months ended June 30, 2005.

  Restricted Stock Units ("RSUs")

  RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. The following table presents the activity related to RSUs during the six months ended June 30, 2005:

                                                                               Number of RSUs:
                                                            ------------------------------------------------
                                                           Employee/Officer (1)     CEO (2)         Total
                                                            -----------------  ---------------  ------------
   Unvested balances as of December 31, 2004..............           132,500          200,000       332,500
     RSUs granted to employees............................           984,361               --       984,361
     RSUs granted to officers.............................           355,000          350,000       705,000
     RSUs vested during period............................           (12,500)        (350,000)     (362,500)
     RSUs canceled due to employee terminations...........          (234,601)              --      (234,601)
                                                            -----------------  ---------------  ------------
   Unvested balances as of June 30, 2005..................         1,224,760          200,000     1,424,760
                                                            =================  ===============  ============

  (1) The Company recorded an aggregate of $11.2 million of deferred compensation during the six months ended June 30, 2005 in connection with the issuance of these RSUs, which the Company is amortizing on a straight-line basis over the respective vesting periods. These RSUs generally vest either on the third or fourth anniversary of the date of grant; provided, however that the vesting of a portion of such RSUs may accelerate upon achievement of specified objective financial performance goals as further described below.

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

  For each goal that is fully achieved, vesting will be accelerated for 25% of the total shares granted, such that up to half of such accelerated shares would vest on January 31 of the year in which the Compensation Committee determines that each of that year's goals have been met, and up to half of the remaining shares would vest on January 31 of the following year.

  (2) In connection with the resignation of the Company's former Chief Executive Officer, and in accordance with the terms of his offer letter, the 200,000 unvested shares of his RSU for 350,000 shares of common stock (150,000 shares had already vested pursuant to the normal vesting schedule) immediately vested in full upon his resignation.

  On April 30, 2005, the Company granted to its newly appointed Chief Executive Officer, George Shaheen, an RSU for 350,000 shares of its common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2005, and accordingly the Company has expensed $1.4 million in the accompanying unaudited consolidated financial statements. The remaining 200,000 shares vest two years from his commencement of employment. The Company recorded $1.8 million of deferred compensation in connection with the issuance of this RSU, which the Company is amortizing to compensation expense on a straight-line basis over the vesting period.

  Segment and Geographic Information

  The Company is principally engaged in the design, development, marketing and support of Siebel Business Applications, its family of front-office business software applications. Substantially all revenues result from the license of the Company's front-office software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and product for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

  The Company evaluates the performance of its geographic regions and products based only on revenues. The Company does not assess the performance of its geographic regions or products on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are primarily located in the United States and not allocated to any specific region or product. The Company does not produce reports for, or measure the performance of, its geographic regions or products using any asset-based metrics. Therefore, geographic and product information is presented only for revenues.

  The following geographic information for total revenues is presented for the three and six months ended June 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                      June 30,                June 30,
                                              ----------------------- -----------------------
                                                  2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
United States................................ $  186,417  $  187,847  $  383,191  $  366,899
Europe.......................................     91,840      98,107     193,104     195,941
Asia Pacific.................................     15,912      20,028      40,797      33,832
Canada and Latin America.....................      6,890       7,615      13,254      15,863
                                              ----------- ----------- ----------- -----------
                                              $  301,059  $  313,597  $  630,346  $  612,535
                                              =========== =========== =========== ===========

  International software license revenues for the three and six months ended June 30, 2004 were $34.5 million and $91.8 million, respectively, representing 36% and 41% of software license revenues, respectively. International software license revenues for the three and six months ended June 30, 2005 were $34.5 million and $66.6 million, respectively, representing 44% and 43% of software license revenues, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  The following is a summary of the Company's software license revenues by product for the three and six months ended June 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                      June 30,                June 30,
                                              ----------------------- -----------------------
                                                  2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
   Sales, marketing and service automation... $   65,343  $   53,865  $  163,351  $  108,551
   Customer and business analytics...........     23,442      17,878      48,710      35,326
   Customer data integration.................      6,044       6,585       9,567       9,429
                                              ----------- ----------- ----------- -----------
        Total................................ $   94,829  $   78,328  $  221,628  $  153,306
                                              =========== =========== =========== ===========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three and six months ended June 30, 2004 software license revenues from Enterprise Licenses were $14.0 million and $37.0 million, respectively. During the three and six months ended June 30, 2005 software license revenues from Enterprise Licenses were $4.8 million and $10.3 million, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocated in the above table.

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

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three months ended June 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                      June 30,                June 30,
                                              ----------------------- -----------------------
                                                  2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
  Maintenance................................ $  114,414  $  122,816  $  229,291  $  245,394
  Professional services and other............     91,816     112,453     179,427     213,835
                                              ----------- ----------- ----------- -----------
      Total.................................. $  206,230  $  235,269  $  408,718  $  459,229
                                              =========== =========== =========== ===========

  No single customer accounted for 10% or more of total revenues during the three or six months ended June 30, 2004 and 2005.

  Dividends

  On June 8, 2005, the Company's Board of Directors approved an initial quarterly dividend of $0.025 per share. This quarterly dividend was paid July 15, 2005 to stockholders of record on June 30, 2005. The accrued liability for this dividend of $13.0 million is included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2005. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors in its discretion.

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

Executive Summary

Our consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance in the first half of 2005, a summary of our operating results and certain key financial metrics for the first half of 2005, and our outlook for the third quarter of 2005. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section entitled "Risk Factors" in this Item 2, and our consolidated financial statements and notes included in Item 1 of this quarterly report.

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

Siebel Business Applications — our comprehensive family of front-office business applications — are designed to help organizations better manage their customer, partner and employee relationships, analyze critical customer data, and execute customer-focused business processes. Our applications are designed to support these critical tasks while meeting the information technology requirements of any kind of organization, any type of user and any budget. Siebel Business Applications can be installed on premise, delivered as a hosted service over the Internet, or deployed as a combination of the two.

A substantial portion of our front-office business applications is focused on the customer relationship management, or CRM, market. CRM is an integrated approach to identifying, acquiring and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. Our sales, service and marketing applications are designed to help organizations perform and coordinate these operations across multiple communication channels (such as the Internet, telephone, fax, email and in person) and different lines of business, while providing their customers with a single, consistently high standard of service. The partner relationship management component of our CRM applications is designed to help organizations work collaboratively with their partners and resellers in one comprehensive information system in order to increase revenues, drive customer satisfaction and reduce partnership management costs.

Our front-office solutions also include our customer and business intelligence applications (also known as analytics), customer data integration solutions, and a deeper set of service offerings to assist our customers in maximizing the value received from our products. Specifically, our analytics applications assist customers in analyzing large volumes of corporate data quickly and easily. These analytics applications can access and aggregate information contained in systems across the enterprise — including financial management, human resources and supply chain systems — helping managers and front-line employees make informed decisions. Our customer data integration solutions enable organizations to more fully leverage the value of their corporate information by allowing them to share data and processes among different software applications.

In addition to licensing our applications on a per-user basis, we also offer two hosted software solutions, Siebel CRM OnDemand and Siebel Contact OnDemand, as services available over the Internet. Siebel CRM OnDemand offers customers CRM and analytics functionality and Siebel Contact OnDemand offers customers call center functionality. We provide these OnDemand solutions for a monthly per-user subscription fee, with a typical contractual period of one year. Our OnDemand solutions allow our customers to implement software solutions quickly, easily and cost-effectively. Our OnDemand solutions integrate with the on-premise Siebel Business Applications suite, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

Siebel Services, our professional services organization, provides (i) implementation services (i.e., assistance with the integration of our software with other software and hardware applications); (ii) change management services (i.e., end user adoption consulting and training services for our customers regarding how to better use our software); (iii) testing and managed services (i.e., assistance with operating, maintaining, testing and optimizing our applications); and (iv) technical support and customer care services (i.e., trouble-shooting the related software products and future product updates). Siebel Services has significant product and implementation expertise and is committed to supporting customers and systems integrators throughout every phase of their adoption and use of Siebel Business Applications.

Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and, accordingly, our professional services revenues vary directly with the levels of software license revenue generated in the preceding three- to nine-month period. Primarily all of our professional services arrangements are billed on a time and materials basis. Maintenance is typically sold with the related software license for a period of one year and is renewable at the option of the customer on an annual basis thereafter. Our maintenance revenues depend upon both our ability to generate additional software license revenue and annual renewals of maintenance agreements by our existing customer base.

Improvement of Our Operating Performance

In the second quarter of 2005 we experienced a setback in our objective to improve our license revenue generation capabilities, although we continue to believe the underlying demand for our products remains strong. The shortfall in our software license revenues was largely a result of addressable execution issues. We intend to address our execution issues and will take action to improve our profitability until we see improved core software license revenue or sufficient offsetting growth in other areas of our business. Specifically, we intend to continue to implement cost control measures. In the first phase of our new cost control initiatives, which we started in the second quarter of 2005 and expect to complete in the third quarter of 2005, we are restructuring facilities and reducing discretionary sales, marketing and general and administrative spending, including selective reductions in personnel. In the second phase of our cost control initiatives, targeted for the fourth quarter of 2005, we plan to optimize and reprioritize our development projects and resources such that we focus on areas that represent growth opportunities and that have shown growth in the last few quarters. We believe that these actions can improve our operating margins in the third quarter of 2005 and beyond.

Despite the shortfall in our software license revenues, there were a number of positive areas in our business during the first half of 2005. Professional services and other revenues increased by $34.4 million or 19%, from $179.4 million during the first half of 2004 to $213.8 million during the first half of 2005. Maintenance renewals remained solid during the first half of 2005, and maintenance revenues grew by $16.1 million, or 7%, from $229.3 million in the first half of 2004 to $245.4 million in the first half of 2005. Our OnDemand total contract value increased $22.0 million, or 250% from approximately $30.8 million for the first half of 2005 compared to $8.8 million over the same period in 2004, and the number of subscribers increased on a year-over-year basis by 74% to 40,000 at June 30, 2005, as compared to 23,000 at June 30, 2004. We were recognized by a leading research firm with the highest score in their Enterprise CRM and OnDemand CRM Market Scorecards (ahead of SAP, Oracle and Salesforce.com). Finally, the number of live users of our software increased by approximately 240,000 during the second quarter of 2005 to 3.4 million users.

Summary of Our Operating Results and Certain Key Financial Metrics

The following is a brief summary of our key financial metrics and operating results for the three and six months ended June 30, 2004 and 2005 (in thousands, except EPS, percentages and DSO):

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                       ----------------------------    --------------------------------
                                                            2004           2005             2004             2005
                                                       -------------  -------------    ---------------  ---------------
  Revenues:
   Software license................................... $     94,829   $     78,328     $      221,628   $      153,306
   Maintenance........................................      114,414        122,816            229,291          245,394
   Professional services and other....................       91,816        112,453            179,427          213,835
                                                       -------------  -------------    ---------------  ---------------
        Total revenues................................ $    301,059   $    313,597     $      630,346   $      612,535
                                                       =============  =============    ===============  ===============
   Annualized total revenue per employee.............. $        249   $        242     $          259   $          237
                                                       =============  =============    ===============  ===============

  Cost and expenses:
   Restructuring and acquisition-related expenses (1). $      4,994   $     74,075     $        5,565   $       85,457
   All other costs and expenses, on-going (2).........      293,211        310,828            585,362          620,299
                                                       -------------  -------------    ---------------  ---------------
       Total costs and expenses....................... $    298,205   $    384,903     $      590,927   $      705,756
                                                       =============  =============    ===============  ===============

  Other key operating statistics:
   Operating income (loss)............................ $      2,854   $    (71,306)    $       39,419   $      (93,221)
   Operating margin...................................            1%          (23)%                6%            (15)%
   Earnings (loss) per share, diluted ("EPS")......... $       0.01   $      (0.10)    $         0.07   $        (0.10)
   Cash flows from operations......................... $     85,564   $     62,631     $      175,363   $      110,548

                                                        December 31,    March 31,         June 30,
                                                           2004           2005             2005
                                                       -------------  -------------    ---------------
  Balance sheet statistics:
   Cash and short-term investments.................... $  2,246,488   $  2,196,276     $    2,241,741
   Deferred revenue................................... $    357,223   $    365,979     $      331,436
   Days sales outstanding ("DSO").....................           67             77                 60
   Working capital.................................... $  1,866,869   $  1,827,059     $    1,825,859
   Total stockholders' equity......................... $  2,246,644   $  2,293,590     $    2,229,294

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

  Software license revenues decreased by 17.4% from $94.8 million during the three months ended June 30, 2004 to $78.3 million for the three months ended June 30, 2005, and decreased by 30.8% from $221.6 million during the six months ended June 30, 2004 to $153.3 million for the six months ended June 30, 2005, primarily due to our inability to close on certain transactions in our sales pipeline for the quarter. Most of the opportunities that were not closed remain active opportunities.

  Maintenance revenues increased by 7.3% from $114.4 million for the three months ended June 30, 2004 to $122.8 million for the three months ended June 30, 2005, and increased by 7% from $229.3 million for the six months ended June 30, 2004 to $245.4 million for the six months ended June 30, 2005. Maintenance revenues have increased primarily due to new maintenance agreements entered into in connection with new software licenses. In addition, the renewal rate among our existing customer base remains strong.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, increased by 22.5% from $91.8 million for the three months ended June 30, 2004 to $112.5 million for the three months ended June 30, 2005, and increased by 19.2% from $179.4 million for the six months ended June 30, 2004 to $213.8 million for the six months ended June 30, 2005. Our professional services and other revenues increased on year-over-year basis due to continued utilization improvements in our services organization and the success of our partner programs aimed at growing sales.

  Annualized total revenue per employee decreased from $249,000 and $259,000 per employee during the three and six months ended June 30, 2004, respectively, to $242,000 and $237,000 per employee during the three and six months ended June 30, 2005, respectively. The decrease was primarily due to the year-over-year decreases in our software license revenues for the reasons discussed, coupled with a year-over-year increase in our employee base primarily due to our acquisitions of edocs, Inc. ("edocs") and Eontec Limited ("Eontec").

  All other costs and expenses, on-going increased by 6% from $293.2 million for the three months ended June 30, 2004 to $310.8 million for the three months ended June 30, 2005, and increased by 6% from $585.4 million for the six months ended June 30, 2004 to $620.3 million for the six months ended June 30, 2005, primarily due to increases in costs related to the expansion of our employee base (primarily as a result of our acquisitions of edocs and Eontec), which were partially offset by further cost savings from our costs controls, including reductions in depreciation expense and travel and entertainment ("T&E") expenses.

  Operating income decreased from $2.9 million, representing an operating margin of 1%, during the three months ended June 30, 2004 to an operating loss of $71.3 million, representing a negative operating margin of 23%, during the three months ended June 30, 2005, and from $39.4 million, representing an operating margin of 6%, during the six months ended June 30, 2004 to an operating loss of $93.2 million, representing a negative operating margin of 15%, during the six months ended June 30, 2005. Our operating income and margin decreased on a year-over-year basis primarily due to (i) the restructuring and acquisition related expenses described in the following pages, (ii) the decline in our software license revenues discussed above, (iii) purchased in-process product development expense associated with our acquisition of edocs and (iv) a net increase in all other costs and expenses, on-going, for the reasons described above.

  Cash and short-term investments were effectively unchanged from $2,246.5 million as of December 31, 2004 to $2,241.7 million as of June 30, 2005, representing approximately 72.8% and 73.7% of total assets as of the end of each of these respective periods. Cash and short-term investments were affected primarily by net acquisition-related expenditures of $108.1 million associated with our acquisition of edocs on January 14, 2005, offset by continued positive cash flows from operations of $110.5 million.

  Deferred revenues decreased by $25.8 million, or 7.2%, from $357.2 million as of December 31, 2004 to $331.4 million as of June 30, 2005, primarily due to seasonally higher maintenance renewal billings at the end of 2004.

  Accounts receivable — Days sales outstanding ("DSO") were 67 days and 60 days as of December 31, 2004 and June 30, 2005, respectively. The decrease in DSO was due to our improved focus on cash collections and the seasonal reduction in maintenance renewal billings discussed above.

  Working capital decreased from $1,866.9 million as of December 31, 2004 to $1,825.9 million as of June 30, 2005. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in revenue generation capabilities and, when prudent, selectively acquire technologies or companies to strengthen our product portfolio.

  Stockholders' equity decreased $17.3 million from $2,246.6 million as of December 31, 2004 to $2,229.3 million as of June 30, 2005. Stockholders' equity increased $51.4 million as a result of the IRS settlement described further in Notes 1 and 3 to the accompanying unaudited consolidated financial statements and $39.7 million from stock option exercises and stock issuances related to our employee stock purchase plan. These increases were offset by our net loss of $54.0 million for the six months ended June 30, 2005, a $40.9 million currency translation adjustment change during the period, and our $13.0 million quarterly dividend discussed in Note 8 to the accompanying unaudited consolidated financial statements.

Outlook

Our outlook for the third quarter of 2005 discussed below is based, in part, on our review of our current sales pipeline, internal sales forecasts, recent surveys among information technology executives and current economic indicators. For the third quarter of 2005, we currently anticipate that our total revenues will be between $305 million and $315 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues — between $75 million and $85 million;
  maintenance revenues — between $122 million and $124 million; and
  professional services and other revenues — between $108 million and $112 million.

Our expectations regarding our revenues and our ability to execute against those expectations may be negatively impacted by many factors, including (i) a deterioration in global economic conditions and/or information technology spending; (ii) a continued lengthening of our sales cycle and/or reduction in our sales pipeline; (iii) additional terrorist attacks or threats of terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) corporate and consumer confidence in the economy, as evidenced, in part, by the levels of the stock market; (vi) continued intense competition, including new technological innovations and business models within our industry; (vii) the uncertainty in the application software industry and resulting reductions in capital expenditures; (viii) the loss of or inability to hire key employees; and (ix) other factors, including those described under "Risk Factors" below.

We expect total costs and expenses in the third quarter of 2005, including restructuring costs of approximately $10 million, to approximate the levels incurred in the second quarter of 2005. Our expectations regarding our total costs and expenses are exclusive of costs associated with employee separations, including other restructuring-related costs that may be incurred. We expect these cost savings to be offset by an increase in expenses that vary directly with revenues, such as "cost of professional services revenues," and incentive compensation and commissions.

As discussed further in Note 3 to the accompanying unaudited consolidated financial statements, certain of our U.S. payroll tax returns, U.S. sales and use tax returns, and international sales and value added tax returns, are currently under examination and/or review by the applicable taxing authorities. In July 2005, the IRS issued the Company an assessment related to our previously disclosed payroll tax audit for $60.8 million primarily in proposed penalties, primarily associated with our alleged failure to pay payroll taxes withheld on employee stock option exercises in a timely fashion. The Company notified the IRS that it does not agree with the IRS' findings. The Company plans to appeal this assessment and defend itself vigorously. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for. Specifically, we may receive assessments related to the audits and/or reviews of these tax returns that exceed amounts provided for in our consolidated financial statements. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

As a result of the anticipated increases in our total revenue levels, we currently expect operating income and margin to increase in the third quarter of 2005 from levels achieved in the second quarter of 2005. Our expectations regarding operating income depend on our ability to grow our software license revenues.

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

As discussed in Note 3 to the accompanying consolidated financial statements, our U.S. federal income tax returns for 2001 through 2003 are currently under examination by the IRS. While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. We currently do not believe any such revision would materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2004 and 2005

Revenues

Our total revenues increased from $301.1 million for the three months ended June 30, 2004 to $313.6 million for the three months ended June 30, 2005, and decreased from $630.3 million for the six months ended June 30, 2004, to $612.5 million for the six months ended June 30, 2005, representing a year-over-year increase for the three months ended June 30 of 4.2% and a year-over-year decrease for the six months ended June 30 of 2.8%. Our total revenues increased during the second quarter of 2005 from the second quarter of 2004 primarily due to a $29.0 million increase in our professional services, maintenance and other revenues, partially offset by a decrease of $16.5 million in our software license revenues. Our total revenues decreased during the first half of 2005 from the first half of 2004 primarily due to a $68.3 million decrease in our software license revenues, partially offset by an increase of $50.5 million in our professional services, maintenance and other revenues.

The following summarizes the components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Software license revenues............ $ 94,829    $ 78,328    $ (16,501)    (17)%  $221,628   $153,306    $ (68,322)   (31)%
Percentage of total revenues.........       31%        25%                             35%       25%

Software license revenues decreased by 17% and 31% from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005, respectively, primarily due to our inability to properly execute on closing transactions in our sales pipeline in the first half of 2005.

The year-over-year decline in our software license revenues during the three and six months ended June 30, 2005 was across all of our product lines, with the exception of our customer data integration product line which improved year-over-year during the three months ended June 30, 2005. Our core sales, marketing and service automation product line declined by 17.6% and 33.5%, respectively, our analytics product line declined by 23.7% and 27.5%, respectively, and our customer data integration product line improved by 8.9% and declined by 1.4%, respectively. The following is a summary of our software license revenues, by product, for the three and six months ended June 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                      June 30,                June 30,
                                              ----------------------- -----------------------
                                                 2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
   Sales, marketing and service automation... $   65,343  $   53,865  $  163,351  $  108,551
   Customer and business analytics...........     23,442      17,878      48,710      35,326
   Customer data integration.................      6,044       6,585       9,567       9,429
                                              ----------- ----------- ----------- -----------
        Total................................ $   94,829  $   78,328  $  221,628  $  153,306
                                              =========== =========== =========== ===========

The following is a summary of certain key operating metrics that we use to track the progress of our on-premise software license revenues:

                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                   June 30,
                                                           ----------------------     ---------------------
Other key software license metrics:                           2004        2005           2004       2005
---------------------------------------------------------- ----------  ----------     ---------- ----------
Transactions equal to or greater than $5 million..........         3           1              6          2
Transactions between $1 million and $5 million............        12          15             38         36
Total number of transactions..............................       299         295            605        539
Average transaction size (in thousands)................... $     317   $     266      $     366  $     284

As the above table indicates, the declines in our revenues were primarily associated with (i) our largest transactions — those generating revenue of $5 million and over — which decreased on a year-over-year basis from a total of 3 and 6 transactions, respectively, during the three and six months ended June 30, 2004, to 1 and 2 transactions, respectively, during the three and six months ended June 30, 2005; (ii) our average transaction size, which decreased from $317,000 and $366,000 in the three and six months ended June 30, 2004, respectively, to $266,000 and $284,000 in the three and six months ended June 30, 2005, respectively (due primarily to the reduced number of larger transactions); and (iii) the total number of license revenue transactions, which declined from 299 and 605 transactions in the three and six months ended June 30, 2004, respectively, to 295 and 539 transactions in the three and six months ended June 30, 2005, respectively. As further outlined above under "Improvement of Our Operating Performance," we have taken and will continue to take the necessary steps to improve our revenue generation capabilities and overall execution across all product lines, geographic regions and transaction sizes.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 36% and 41% of software license revenues during the three and six months ended June 30, 2004, respectively, and 44% and 43% of software license revenues during the three and six months ended June 30, 2005, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

Professional Services, Maintenance and Other

Professional services, maintenance and other revenues are primarily composed of implementation services and training services (i.e., professional services) and technical support and product updates (i.e., maintenance). Our professional services are typically initiated and provided over a period of three to nine months subsequent to the licensing of our software and depend in large part upon our software license revenues in the immediate preceding periods. Primarily all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed.

Our maintenance revenues depend upon both our software license revenues and renewals of maintenance agreements by our existing customer base. Our customers typically prepay maintenance for the first year in connection with a new software license and renew on an annual basis thereafter. We reflect the prepayment of maintenance contracts in deferred revenue and recognize the revenue ratably over the term of the maintenance contract based on the number of days the contract is outstanding during each period.

Also included in professional services, maintenance and other revenues is revenue from our newest service offerings, Siebel CRM OnDemand and Siebel Contact OnDemand. Our customers typically prepay for these subscription services, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.

Professional services, maintenance and other revenues increased by $29.1 million, or 14.1%, from $206.2 million for the three months ended June 30, 2004 to $235.3 million for the three months ended June 30, 2005, and increased by $50.5 million, or 12.4%, from $408.7 million for the six months ended June 30, 2004 to $459.2 million for the six months ended June 30, 2005. This increase was primarily due to the following: (i) increased use of third-party resources, (ii) an increase in our installed base of customers receiving maintenance, (iii) continued utilization improvements in our services organization, (iv) our acquisition of edocs, and (v) the success of our partner programs aimed at growing sales.

The following sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change     %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Maintenance:
Absolute dollars..................... $114,414    $122,816    $   8,402       7%  $229,291   $245,394    $  16,103      7%
Percentage of total revenues.........       38%        39%                             36%       40%

Professional services and other:
Absolute dollars..................... $ 91,816    $112,453    $  20,637      22%  $179,427   $213,835    $  34,408     19%
Percentage of total revenues.........       30%        36%                             28%       35%

Total Professional services,
   maintenance and other:
Absolute dollars..................... $206,230    $235,269    $  29,039      14%  $408,718   $459,229    $  50,511     12%
Percentage of total revenues.........       69%        75%                             65%       75%

Maintenance revenues, in absolute dollars and as a percentage of total revenues, increased during the three and six months ended June 30, 2005 from the respective periods in 2004 primarily due to new maintenance agreements entered into in connection with the license of our software to new and existing customers. In addition to expanding our customer base receiving maintenance, we continue to maintain strong renewal rates within our existing customer base.

Professional services and other revenues increased sequentially for the fifth consecutive quarter, growth we attribute primarily to an improvement plan we implemented in July 2004. Specifically, professional services and other revenues, both in absolute dollars and as a percentage of total revenues, increased during the three and six months ended June 30, 2005 from the respective periods in 2004, primarily due to improved utilization rates, and additional sales of new service offerings.

While we are pleased with this continued improvement in our professional services revenues, due to the dependency of our professional services on previous software license revenues, we recognize that we will likely need to return our software license revenues to positive sequential growth in order to continue this positive trend. Specifically, because our professional services are typically initiated and performed over a three- to nine-month period subsequent to signing the software license, trends in these revenues generally follow trends in our software license revenues by three to nine months.

Cost of Revenues

The following table sets forth our cost of revenues, both in absolute dollars and as a percentage of total revenues, for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of revenues..................... $110,887    $124,726    $  13,839      12%  $222,308   $241,588    $  19,280      9%
Percentage of total revenues.........       37%        40%                             35%       39%
Gross Margin.........................       63%        60%                             65%       61%

The increases in our cost of revenues during the three and six months ended June 30, 2005 compared to the respective periods in 2004 was primarily due to an increase in the demand for our professional services and maintenance services, which in turn resulted in an increase in the corresponding cost of revenues. Cost of revenues increased as a percentage of our total revenues primarily due to a higher percentage of our revenues being derived from our professional services, which are at lower margins than our software license revenues.

The following summarizes the individual components of our cost of revenues:

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of software license revenues.... $  2,837    $  3,882    $   1,045      37%  $  6,044   $  7,780    $   1,736     29%
Percentage of software
   license revenues..................        3%         5%                              3%        5%

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of professional services,
   maintenance, and other revenues... $108,050    $120,844    $  12,794      12%  $216,264   $233,808    $  17,544      8%
Percentage of professional services,
   maintenance, and other revenues...       52%        51%                             53%       51%

Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 primarily due to an increase in intangible asset amortization expense associated with our acquisitions of Eontec in April 2004 and edocs in January 2005. Partially offsetting these increases were net declines in costs that vary directly with software license revenues such as third-party royalties and product packaging and shipping costs.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other professional services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of professional services,
   maintenance, and other revenues... $108,050    $120,844    $  12,794      12%  $216,264   $233,808    $  17,544      8%
Percentage of professional services,
   maintenance, and other revenues...       52%        51%                             53%       51%

The following is a summary of the year-over-year changes in our cost of professional services, maintenance and other revenues during the three and six months ended June 30, 2005 from the respective period in 2004 (in thousands):

                                                            Year-Over-Year Change
                                                           ----------------------
                                                              Three        Six
                                                             Months      Months
                                                              Ended       Ended
                                                            June 30,    June 30,
Cost component:                                               2005        2005
---------------------------------------------------------- ----------  ----------
Outside consulting and cost of training................... $   9,431   $  18,111
Personnel-related costs (compensation, benefits, etc.)....     6,841      10,091
Rebillable T&E expenses...................................     2,131       3,821
Amortization of intangibles...............................      (339)         15
Depreciation expense......................................    (4,408)     (9,658)
Facility-related costs (rent, utilities, etc.)............      (137)     (2,725)
Non-billable T&E expenses.................................      (725)     (2,111)
                                                           ----------  ----------
          Total year-over-year change..................... $  12,794   $  17,544
                                                           ==========  ==========

Cost of professional services, maintenance and other revenues increased on a year-over- year basis during the three and six months ended June 30, 2005 primarily due to an increase in the demand for our professional services and maintenance offerings. Specifically, as a result of the increase in the demand for these services we increased the use of outside consultants in order to supplement customer engagements in lieu of hiring additional personnel. Accordingly, outside consulting and cost of training increased on year-over-year basis in the three and six months ended June 30, 2005.

Personnel-related costs also increased on a year-over-year basis during the three and six months ended June 30, 2005, primarily due to additional incentive compensation earned as a result of the continued improvement in our professional services revenues and margins, and an increase in headcount, including increased headcount resulting from our acquisition of edocs (average headcount of 2,041 and 2,010 in the three and six months ended June 30, 2005, respectively, compared to 1,945 and 1,983 in the three and six months ended June 30, 2004, respectively).

Similarly, as a result of the increased demand for these services, recurring rebillable T&E expenses increased commensurate with the increases in our professional services revenues.

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

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues were consistent at 51% during both the three and six months ended June 30, 2005, as compared to 52% and 53% during the three and six months ended June 30, 2004, respectively. Similarly, our gross margin related to our professional services, maintenance and other revenues was consistent at 49% during both the three and six months ended June 30, 2005, as compared to 48% and 47% during the three and six months ended June 30, 2004, respectively.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, the cost of software development tools and equipment, and consulting costs, including costs for offshore consultants. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Product development expense.......... $ 76,127    $ 73,148    $  (2,979)     (4)%  $148,760   $147,865    $    (895)    (1)%
Percentage of total revenues.........       25%        23%                             24%       24%

The following is a summary of the year-over-year changes in our product development expenses during the three and six months ended June 30, 2005 from the respective period in 2004 (in thousands):

                                                            Year-Over-Year Change
                                                           ----------------------
                                                              Three        Six
                                                             Months      Months
                                                              Ended       Ended
                                                            June 30,    June 30,
Cost component:                                               2005        2005
---------------------------------------------------------- ----------  ----------
Personnel-related costs (compensation, benefits, etc.).... $   3,756   $   9,931
Outside consulting and other costs, net...................      (854)        121
Depreciation expense......................................    (3,925)     (7,933)
T&E expenses..............................................    (1,711)     (2,784)
Facility-related costs (rent, utilities, etc.)............      (245)       (230)
                                                           ----------  ----------
          Total year-over-year change..................... $  (2,979)  $    (895)
                                                           ==========  ==========

Personnel-related costs increased on a year-over-year basis during the three and six months ended June 30, 2005. This was primarily due to an increase in the number of personnel devoted to our product development efforts, including additional personnel obtained in our acquisitions of edocs and Eontec. Specifically, the average headcount in our product development organization increased from 1,320 and 1,317 in the three and six months ended June 30, 2004, respectively, to 1,428 and 1,439 in the three and six months ended June 30, 2005, respectively.

More than offsetting the increases were further reductions in our product development costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses.

As a percentage of total revenues, product development expense was 25% and 24% during the three and six months ended June 30, 2004, respectively, as compared to 23% and 24% during the three and six months ended June 30, 2005, respectively, primarily due to our continued attention to our cost structure.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is composed primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) T&E expenses; and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Sales and marketing expense.......... $ 78,552    $ 86,146    $   7,594      10%  $164,950   $178,420    $  13,470      8%
Percentage of total revenues.........       26%        27%                             26%       29%

The following is a summary of the year-over-year changes in our sales and marketing expenses during the three and six months ended June 30, 2005 from the respective period in 2004 (in thousands):

                                                            Year-Over-Year Change
                                                           ----------------------
                                                              Three        Six
                                                             Months      Months
                                                              Ended       Ended
                                                            June 30,    June 30,
Cost component:                                               2005        2005
---------------------------------------------------------- ----------  ----------
Personnel-related costs (compensation, benefits, etc.).... $   7,859   $  16,918
Facility-related costs (rent, utilities, etc.)............        79       1,833
Other, net................................................       183         699
Marketing and advertising.................................        51         614
Depreciation expense......................................    (2,515)     (5,320)
T&E expenses..............................................    (1,819)     (1,019)
Sales commissions.........................................     3,756        (255)
                                                           ----------  ----------
          Total year-over-year change..................... $   7,594   $  13,470
                                                           ==========  ==========

Personnel-related costs increased on a year-over-year basis during the three and six months ended June 30, 2005 primarily due to an increase in the number of personnel in our sales and marketing organizations, including additional personnel obtained in our acquisitions of edocs and Eontec. Specifically, the average headcount in our sales and marketing organizations increased from 1,025 and 1,024 in the three and six months ended June 30, 2004, respectively, to 1,146 and 1,148 in the three and six months ended June 30, 2005, respectively. As a result of the increase in the number of personnel within these organizations, the facility-related costs of our sales and marketing expense increased on a year-over-year basis during the three and six months ended June 30, 2005. In addition, we increased our investment in marketing and advertising during the first quarter of 2005 in order to better strengthen our sales pipeline for future periods. Our sales commission expense increased by $3.8 million during the three months ended June 30, 2005, primarily due to a change in our sales compensation plans, and sales compensation related to the acquisition of edocs.

Partially offsetting these increases were further reductions in our sales and marketing costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense during the three and six months ended June 30, 2005, and we also achieved decreases of $1.8 million and $1 million in T&E expenses during the three and six months ended June 30, 2005, respectively.

As a percentage of total revenues, sales and marketing expenses were 26% during both the three and six months ended June 30, 2004 as compared to 27% and 29% for the three and six months ended June 30, 2005, respectively, primarily due to our continued attention to our cost structure.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g., the CEO and legal, finance, information technology, human resources and facilities personnel) and consists primarily of (i) salaries and occupancy costs, (ii) provision for doubtful accounts (i.e., bad debt expense), (iii) professional services expenses (e.g., audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002, or SOX) and (iv) legal expenses. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
General and adminstrative expense.... $ 27,645    $ 26,808    $    (837)     (3)%  $ 49,344   $ 52,426    $   3,082      6%
Percentage of total revenues.........        9%         9%                              8%        9%

The following is a summary of the year-over-year changes in our general and administrative expenses during the three and six months ended June 30, 2005 from the respective period in 2004 (in thousands):

                                                            Year-Over-Year Change
                                                           ----------------------
                                                              Three        Six
                                                             Months      Months
                                                              Ended       Ended
                                                            June 30,    June 30,
Cost component:                                               2005        2005
---------------------------------------------------------- ----------  ----------
Personnel-related costs (compensation, benefits, etc.).... $     429   $   3,511
Legal and tax-related expenses............................       509       1,732
Bad debt expense..........................................        --       1,000
Professional services and other costs, net................       610         983
Depreciation expense......................................    (1,363)     (2,281)
T&E expenses..............................................      (597)     (1,379)
Facility-related costs (rent, utilities, etc.)............      (425)       (484)
                                                           ----------  ----------
          Total year-over-year change..................... $    (837)  $   3,082
                                                           ==========  ==========

The personnel-related cost component of general and administrative expenses increased on a year-over-year basis during the three and six months ended June 30, 2005 primarily due to (i) our continued investment in additional executive personnel to aid in the improvement of our operating performance, and (ii) continued investment in additional financial and administrative personnel as part of our on-going commitment to strong internal controls. Specifically, our average headcount in our administrative organization increased from 554 and 546 in the three and six months ended June 30, 2004, respectively, to 560 and 565 in the three and six months ended June 30, 2005, respectively.

Legal and tax-related, bad debt, and professional services expenses all increased in the three and six months ended June 30, 2005 as compared to the respective periods in 2004. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for a further discussion of these legal and tax-related matters.

Partially offsetting these increases were further reductions in our general and administrative costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense, continued consolidation of facilities resulted in decreases in facility-related costs, and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses.

General and administrative expense as a percentage of total revenues was 9% and 8% during the three and six months ended June 30, 2004, respectively, and 9% for both the three and six months ended June 30, 2005.

Restructuring and Other Charges

As further described in Note 2 to the accompanying unaudited consolidated financial statements, we initiated a series of restructurings of our operations designed to better align our operating structure with expected revenue levels (the "Restructurings"). The Restructurings included the following key measures: (i) the reduction of our workforce across all functional areas; (ii) the consolidation of our excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures. As a result of the 2005 Restructuring, we expect to realize quarterly expense savings of approximately $6.4 million, beginning in the third quarter of 2005.

The following table summarizes the restructuring and related expenses incurred during the six months ended June 30, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and June 30, 2005 (in thousands):

                                                                Employee          Facility-        Asset
                                                               Termination        Related       Abandonment
                                                                Costs (1)        Costs (2)        Costs (3)      Total
                                                           ------------------ ---------------- ------------- -------------
Restructuring obligations, December 31, 2004.............. $             265  $       105,601  $         --  $    105,866

Restructuring and related expenses:
  Recognized related to the 2005 Restructuring (4)........             6,245           43,922         2,616        52,783
  Recognized related to changes in estimates (5)..........                --           12,761            --        12,761
  Accretion related to the Restructurings (6).............                --              952            --           952
                                                           ------------------ ---------------- ------------- -------------
     Total (7)............................................             6,245           57,635         2,616        66,496
Cash payments.............................................            (1,708)         (20,462)           --       (22,170)
Non-cash charges..........................................                (2)          (1,109)       (2,616)       (3,727)
Deferred rent liability (8)...............................                --            2,811            --         2,811
                                                           ------------------ ---------------- ------------- -------------
Restructuring obligations, June 30, 2005.................. $           4,800  $       144,476  $         --  $    149,276
                                                           ================== ================ =============
     Less: Restructuring obligations, short-term..........                                                         38,800
                                                                                                             -------------
     Restructuring obligations, long-term.................                                                   $    110,476
                                                                                                             =============

  The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 and 2005 Restructurings. As of June 30, 2005, the remaining obligations relate to approximately 80 employee terminations that have yet to be completed worldwide. We expect to complete these terminations within 2005 and 2006.

  The costs associated with our facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Additionally, the Company recorded a non-cash charge equal to the prepaid rent related to the restructured properties.

  As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, we recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

  In accordance with SFAS 146, we recorded the facility-related expenses incurred in the 2005 Restructuring after giving effect to the net present value of the related obligations. We estimate that we will incur additional restructuring expenses of approximately $10.0 million related to the consolidation of additional facilities and abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures.

  We revised our estimated obligations with respect to the facility-related expenses incurred in the 2002 Restructuring and 2003 Restructuring during the three months ended June 30, 2005. Due primarily to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

  We will continue to accrete our obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

  The following is a summary of the net restructuring and related expenses recognized during the three and six months ended June 30, 2005 (in thousands):

                                                              Three Months      Three Months    Six Months
                                                                  Ended             Ended         Ended
                                                             March 31, 2005    June 30, 2005   June 30, 2005
                                                           ------------------ ---------------- -------------
Restructuring and related expenses:
  2005 Restructuring-related.............................. $              --  $        52,783  $     52,783
  Changes in estimates....................................                --           12,761        12,761
  Accretion...............................................               492              460           952
                                                           ------------------ ---------------- -------------
     Total restructuring and related expenses............. $             492  $        66,004  $     66,496
                                                           ================== ================ =============

  The Company reclassified to restructuring obligations the previously recorded deferred rent liability related to the restructured properties.

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

Purchased In-Process Product Development

Three and Six months ended June 30, 2005

On January 14, 2005, we acquired all of the issued and outstanding shares of edocs, Inc. ("edocs"), a leading provider of electronic bill presentment and customer self-service software solutions. edocs' solutions enable companies to improve customer service and increase customer loyalty while reducing the cost of serving their customers. Companies use edocs' solutions to move the most common customer inquiries and transactions — such as billing, account management and service order issues — from expensive channels such as paper correspondence and contact center calls to lower-cost self-service and assisted care channels such as the web, email and chat. We believe that edocs' existing technology and certain products and functionality under development by edocs at the time of purchase will enhance our current self-service offerings.

The technology being developed by edocs at the time of our acquisition, which is commonly referred to as IPR&D (in-process research and development), primarily related to edocs' products designed specifically for the telecommunications, healthcare and credit card industries. We estimated the fair value of the IPR&D acquired in our acquisition of edocs to be $10.9 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited statements of operations for the six months ended June 30, 2005.

At the date of our acquisition of edocs, there were six products under development, with the estimated percentage completion for each of these IPR&D products ranging from approximately 50% to 75%. We determined the fair values of the IPR&D using the "income" valuation approach and discount rates ranging from 20% to 32%.  The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for edocs. Subsequent to the acquisition, we incurred approximately $2.3 million related to the development of these products, four of which were substantially completed by June 30, 2005. We have ceased development of the remaining two products.

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

Three and Six months ended June 30, 2004

On April 20, 2004, we acquired Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions. We estimated the fair value of the IPR&D, primarily related to Eontec's Internet banking and teller products, to be approximately $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying statement of operations for both the three and six months ended June 30, 2004.

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for the three and six months ended June 30, 2004 and 2005 (in thousands, except percentages):

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005        Change      %        2004       2005        Change       %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Operating income (loss).............. $  2,854    $(71,306)   $ (74,160) (2,598)%  $ 39,419   $(93,221)   $(132,640)  (336)%
Operating margin.....................      0.9%     (22.7)%                            6.3%    (15.2)%

Our operating income (loss) and operating margin decreased on a year-over-year basis during the three months ended June 30, 2005, primarily due to a year-over-year increase of $75.1 million related to the restructuring initiated in the second quarter of 2005. Our operating income (loss) and operating margin decreased on a year-over-year basis during the six months ended June 30, 2005, primarily due to (i) a year-over-year increase of $75 million related to the restructuring initiated in the second quarter of 2005; (ii) declines in our total revenues of $17.8 million during the six months ended June 30, 2005; and (iii) increases in total cost of revenues and operating expenses of $39.8 million, primarily due to increases in personnel-related costs associated with an expanded workforce.

Other Income (Expense), Net

For the three and six months ended June 30, 2004 and 2005, other income, net was comprised of the following (in thousands):

                                                    Three Months Ended     Six Months Ended
                                                        June 30,               June 30,
                                                  ---------------------  ---------------------
                                                     2004       2005        2004       2005
                                                  ---------- ----------  ---------- ----------
Interest income.................................. $  11,152  $  16,368   $  22,851  $  31,141
Interest expense.................................      (234)      (420)       (554)      (651)
Net gain (loss) on marketable investments........       (22)      (119)      1,850       (357)
Gain on (write-down of) cost-method investments..      (463)       230      (1,546)     2,289
Other, net.......................................      (636)      (390)     (1,049)      (990)
                                                  ---------- ----------  ---------- ----------
                                                  $   9,797  $  15,669   $  21,552  $  31,432
                                                  ========== ==========  ========== ==========

Interest income represents earnings on our cash and short-term investments. Interest income increased on a year-over-year basis during the three and six months ended June 30, 2005 primarily due to an increase in our cash and short-term investments from $2,120.6 million as of June 30, 2004 to $2,241.7 million as of June 30, 2005, along with an increase in interest rates. Interest expense primarily represents interest associated with our capital lease obligations.

Net gain (loss) on marketable investments represents realized gains or losses recognized upon the sale of certain short-term debt instruments. During the first half of 2005, we sold substantially all of our venture investment portfolio for approximately $5.0 million resulting in a gain on these cost-method investments of $2.1 million. Write-down of cost-method investments in the above table during the three and six months ended June 30, 2004 represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and foreign currency transaction gains or losses.

Provision for Income Taxes and Income Tax Benefit

Historically, the provision for income taxes in interim periods was calculated using an estimate of the annual effective tax rate. In the second quarter of 2005, we concluded that as a result of the uncertainty of license revenues for the remainder of the year, and the fact that our income tax rate is highly dependent upon accurate license revenue projections due to relatively large nondeductible expenses, a small variation in projected net income could have a significant impact on our effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods", the provision for income taxes in the accompanying unaudited statements of operations for the three and six-months ended June 30, 2005 is based on the actual effective tax rate for the six-month period.

During the three and six months ended June 30, 2004, we recognized a provision for income taxes of $5.1 million and $22.5 million, respectively, compared to an income tax benefit of $5.6 million and $7.8 million during the three and six months ended June 30, 2005, respectively. Income taxes (benefit) as a percentage of pretax income (loss) (the "Effective Rate") decreased from 41% and 37% during the three and six months ended June 30, 2004, respectively, to (10%) and (13%) for the three and six months ended June 30, 2005, respectively. A significant portion of the difference between the rates computed for the three and six months ended June 30, 2004 vs. the three and six months ended June 30, 2005 is attributable to the change in facts and circumstances requiring us to compute the 2005 tax rates using the discrete method as described in the immediately preceding paragraph.

Changes in the geographical mix or estimated level of annual pretax income can significantly impact our Effective Rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital was $1,866.9 million and $1,825.9 million as of December 31, 2004 and June 30, 2005, respectively. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

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

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations, quarterly dividends, and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2004 or 2005.

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

Operations

Net cash provided by operating activities was $175.4 million and $110.5 million during the six months ended June 30, 2004 and 2005, respectively. Cash provided by operating activities decreased on a year-over-year basis during 2005 primarily as the result of decreases in revenues and earnings.

During each of these periods, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable, changes in prepaids and other, payments of accounts payable and accrued expenses, payments and increases in restructuring obligations, and increases and decreases in deferred revenue (collectively representing net cash inflows of $61.6 million and $57.5 million during the six months ended June 30, 2004 and 2005, respectively).

The majority of our restructuring obligations will be paid over time. For the six months ended June 30, 2004, cash provided by operating activities was reduced by $29.8 million for cash payments made during 2004 related to these obligations. For the six months ended June 30, 2005, net restructuring obligations increased by $42.5 million, comprised of $64.7 million in cash obligations related to the latest restructuring charge, offset by cash payments of $22.2 million. As we settle our remaining restructuring obligations ($149.3 million of remaining obligations, net of estimated sublease income, as of June 30, 2005), our future operating cash flows will be reduced from what they otherwise would have been in the period of settlement. We currently estimate that we will settle $38.8 million of these obligations in the next 12 months.

Continuing to operate a cash-positive business depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues, including maintaining or improving the linearity of our revenues compared to our historical levels, and continuing to effectively manage working capital. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Investing

Net cash used in investing activities was $143.1 million and $107.8 million for the six months ended June 30, 2004 and 2005, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments. For the six months ended June 30, 2004 and 2005, our purchases of short-term investments exceeded sales and maturities by $63.1 million and $0.6 million, respectively. The decrease in our purchases of short-term investments on a year-over-year basis during the first half of 2005 was primarily due to our purchase of edocs, as discussed further below.

We also utilized our cash position to invest in new property and equipment, with net purchases of property and equipment of $5.1 million and $4.1 million during the six months ended June 30, 2004 and 2005, respectively.

We intend to continue to closely monitor our capital expenditures, while making selective investments in additional information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts and (iii) the replacement of certain older computer and information technology infrastructure. Gross capital expenditures through June 30, 2005, including cash purchases, capital leases, and the acquisition of edocs, totaled $14.8 million. Accordingly, we expect our total capital expenditures to be approximately $30 million for 2005.

The remaining cash flows used in investing activities for the six months ended June 30, 2004 and 2005 consisted primarily of the acquisition of Ineto Services, Inc. for net cash consideration of $4.8 million and Eontec for net cash consideration of approximately $70.2M in 2004, and the acquisition of edocs for net cash consideration of approximately $108.1 million in 2005. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of our acquisition of edocs.

Financing

Net cash provided by financing activities was $34.7 million and $33.7 million for the six months ended June 30, 2004 and 2005, respectively. Our financing activities consisted primarily of net proceeds of $41.3 million and $37.8 million during the six months ended June 30, 2004 and 2005, respectively, from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). Our cash inflows from financing activities were partially offset by our repayment of capital lease obligations, with payments of $6.6 million and $4.1 million during the six months ended June 30, 2004 and 2005, respectively.

On June 8, 2005, our Board of Directors approved a quarterly dividend of $0.025 per share. The dividend was paid July 15, 2005 to shareholders of record on June 30, 2005. The accrued liability for this dividend of $13.0 million is included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2005.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases, expiring between 2005 and 2022, for most U.S. and international sales and support offices and certain equipment in the normal course of business. While these arrangements are often referred to as a form of off-balance sheet financing, these arrangements are not considered off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Please refer to Note 3 to the accompanying unaudited consolidated financial statements for detail of our future minimum lease payments under our operating leases as of June 30, 2005.

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

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R. SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes option valuation model (the model which we currently use for our footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006.

Upon adoption of SFAS 123R on January 1, 2006, we expect that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to our quarterly stated earnings for 2006 by up to $30.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of June 30, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

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

FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Based on our preliminary analysis, it is reasonably possible that we may repatriate between zero and $282 million of foreign earnings, with the associated tax liability ranging between zero and $20 million.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods' financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.

Employee Stock Options

Section I. Description of Plans

Since our inception, our stock option program has been instrumental in attracting and retaining talented employees and aligning their interests with the interests of stockholders. Our stock option program consists primarily of two plans: the Siebel Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"), and the Siebel Systems, Inc. 1998 Equity Incentive Plan (the "1998 Plan" and together with the 1996 Plan, the "Plans"). Stock options granted to executive officers, key employees and members of our Board of Directors have generally been made under the 1996 Plan and stock options granted to non-officer employees have generally been made under the 1998 Plan. Our Board of Directors and stockholders have approved the 1996 Plan, and our Board of Directors has approved the 1998 Plan.

On May 5, 2004, we amended the Plans to allow us to issue restricted stock units ("RSUs"). RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder is generally not entitled to the underlying shares of common stock until the RSU vests.

All stock-based compensation grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors (the "Compensation Committee") or the full Board of Directors or, for director equity grants, the Nominating and Corporate Governance Committee of the Board of Directors. All members of our Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq stock market. Substantially all of our employees participate in one of the Plans. Stock options granted under the Plans expire no later than ten years from the grant date and generally vest over five years. Commencing in February 2003, we began granting stock options with a contractual life of six years, as opposed to ten years for stock options granted prior to that time.

On January 5, 2005, the Compensation Committee established a performance stock program for 2005 (the "Performance Stock Plan"), pursuant to which our executive officers and select other employees were granted RSUs under the Plans. A similar performance-based plan for 2005 through which stock options, rather than RSUs, were granted under the Plans was also adopted on January 5, 2005 (the "Performance Option Plan" and collectively with the Performance Stock Plan, the "Performance Plans") for employees not covered by the Performance Stock Plan.

Shares granted under the Performance Plans generally vest on the third or fourth anniversaries of the date of grant; provided, however that a portion of the shares will accelerate and become vested upon achievement of all or a specified portion of certain defined objective financial performance goals. Specifically, the Compensation Committee has approved the following four performance goals for 2005 and 2006:

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

For each goal that is fully achieved, vesting will be accelerated for 25% of the total shares granted, such that up to half of such accelerated shares would vest on January 31 of the year in which the Compensation Committee determines that each of that year's goals have been met, and up to half of the remaining shares would vest on January 31 of the following year.

Section II. Summary of Stock Option Activity during 2005

Combined activity under the Plans for the six months ended June 30, 2005 is summarized as follows:

                                                           Shares                       Wtd. Avg.
                                                         Available     Number of        Exercise
                                                         for Grant      Options      Price per Share
                                                        ------------ --------------  ---------------
   Balances as of December 31, 2004...................  195,942,345    132,712,132    $       12.78
     Issuances of restricted stock and/or units, net..   (1,477,260)            --
     Options granted to employees.....................   (7,733,332)     7,733,332    $        8.71
     Options granted to officers and directors........   (2,150,000)     2,150,000    $        8.98
     Options exercised................................           --    (10,075,533)   $        2.61
     Options canceled due to employee termination.....   10,738,026    (10,784,339)   $       16.47
                                                        ------------ --------------  ---------------
   Balances as of June 30, 2005.......................  195,319,779    121,735,592    $       12.96
                                                        ============ ==============

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of June 30, 2005:

                             Options Outstanding            Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares    Life (Years)     Price      of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      58,735,752            3.0    $   5.58   42,370,064    $   4.50
Out-of-the-money  62,999,840            5.2    $  19.84   44,445,642    $  21.51
                 ------------  -------------  ----------  -----------  ----------
                 121,735,592            4.1    $  12.96   86,815,706    $  13.21
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of June 30, 2005 of $8.90 and out-of-the money stock options have exercise prices equal to or greater than $8.90.

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

Immediately upon voluntary or involuntary termination, an employee forfeits all unvested equity instruments, unless an applicable agreement provides otherwise. Any vested equity instruments that are not exercised within three months from the termination date are forfeited at the expiration of the three months, unless an applicable agreement provides otherwise.

Summarized below is the net dilution to our stockholders during the years ended December 31, 2003 and 2004 and the six months ended June 30, 2005, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                 Six Months
                                                       Year Ended December 31,      Ended
                                                       -----------------------    June 30,
                                                         2003         2004          2005
                                                       ----------  -----------  -------------
Net options granted:
Stock options granted..............................      22,787       11,995         9,883
Stock options forfeited upon termination...........     (27,660)     (16,143)      (10,784)
                                                       ----------  -----------  -------------
      Net granted (forfeited)......................      (4,873)      (4,148)         (901)
                                                       ==========  ===========  =============
Dilution percentage (1)............................          (1)%         (1)%          (0)%
                                                       ==========  ===========  =============
Option overhang (2)................................          29%         26%          23%
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

Distribution of Grants

As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table for 2003 and 2004 represent our then-CEO(s) and the four other most highly compensated executive officers for the respective year. For all 2005 periods presented in this Quarterly Report on Form 10-Q, Named Executive Officers represent the Named Executive Officers referenced in Item 11 "Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2004, plus our recently appointed CEO, George T. Shaheen.

Summarized below is the distribution of our stock options for the years ended December 31, 2003 and 2004 and the six months ended June 30, 2005:

                                                                                 Six Months
                                                       Year Ended December 31,      Ended
                                                       -----------------------    June 30,
                                                         2003         2004          2005
                                                       ----------  -----------  -------------
Grants during the period as a percentage of
  total granted:
      Named Executive Officers.....................         4.6%       23.3%(1)     20.2% (1)
      All other officers and directors as a group..         3.3          5.7           1.5
                                                       ----------  -----------  -------------
         Total for all officers and directors......         7.9         29.0          21.7
      All other employees as a group...............        92.1         71.0          78.3
                                                       ----------  -----------  -------------
         Total all grants..........................       100.0%      100.0%       100.0%
                                                       ==========  ===========  =============

(1) Stock options granted to Named Executive Officers increased significantly during 2004 and the six months ended June 30, 2005, compared to our historical percentages for these same grant categories, primarily due to grants upon the commencement of employment of our former CEO, J. Michael Lawrie, in 2004, and our recently appointed CEO, George T. Shaheen, in 2005. These grants represented 17% and 20% of all stock options granted during 2004 and the six months ended June 30, 2005, respectively.

During the six months ended June 30, 2005, our Named Executive Officers and members of our Board of Directors received RSUs or restricted stock in addition to or in place of stock options. Please refer to "Section V. Executive and Director Stock-Based Compensation" below for a further discussion of these grants.

Section IV. Accounting for Stock-Based Compensation

We account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). Accordingly, we record deferred compensation costs, if any, related to our stock-based compensation as follows:

  Stock options — We record and measure deferred compensation for stock options granted to our employees and members of our Board of Directors when the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. We record and measure deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

  Restricted stock and RSUs — We record and measure deferred compensation for restricted stock and RSUs based on the market price of our common stock on the date of grant.

Deferred compensation is expensed on a straight-line basis over the vesting period of the applicable equity instrument. The terms of our stock options and restricted stock vary, but generally provide for ratable vesting over five years, with 20% of the underlying shares vesting one year from the date of grant and the remaining shares vesting 5% quarterly thereafter. The terms of our RSUs provide for vesting that ranges from approximately three months to five years. We did not grant any stock options at exercise prices below the fair market value of our common stock during any period presented.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123. If we followed the fair value approach, we would record deferred compensation based on the fair value of the stock option at the date of grant as determined using the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized on a straight-line basis over the vesting period of the applicable stock option.

We have continued to follow the intrinsic value method of APB 25, as we believe the accounting for stock options under SFAS 123 could be confusing to, and perhaps even misinform, investors and stockholders. Specifically, we believe the expense associated with stock options under SFAS 123 has no relationship to (i) the value realized by our employees, (ii) the potential dilution to our stockholders, or (iii) the cost incurred by us. In addition, we believe the use of option valuation models as required by SFAS 123 is highly subjective.

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on our statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation we first add back all stock-based compensation expense reflected in our statement of operations, then deduct the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on our earnings as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands):

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,                June 30,
                                                             ----------------------  ---------------------
                                                                2004       2005         2004       2005
                                                             ---------- -----------  ---------- ----------
Net income (loss):
  As reported............................................... $   7,521  $  (50,008)  $  38,501  $ (54,007)
                                                             ---------- -----------  ---------- ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25.....     1,913       3,511       2,108      4,523
    In-the-money stock options and restricted stock units...    (6,518)     (7,193)    (10,495)   (11,199)
    Stock purchase rights under the Purchase Plan...........    (2,958)     (2,166)     (5,517)    (4,394)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................    (7,563)     (5,848)    (13,904)   (11,070)
                                                             ---------- -----------  ---------- ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options..........................   (34,945)    (26,615)    (71,319)   (48,436)
    Stock options forfeited in connection with terminations.    (3,147)         --      (7,575)    (1,752)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................   (38,092)    (26,615)    (78,894)   (50,188)
                                                             ---------- -----------  ---------- ----------
       Total pro forma expense giving effect to SFAS 123....   (45,655)    (32,463)    (92,798)   (61,258)
                                                             ---------- -----------  ---------- ----------
  Tax benefit related to SFAS 123 expense...................        --          --          --      2,287
                                                             ---------- -----------  ---------- ----------
  Pro forma net loss giving effect to SFAS 123.............. $ (38,134) $  (82,471)  $ (54,297) $(112,978)
                                                             ========== ===========  ========== ==========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of our common stock as of the end of each of the respective periods. The closing prices as of June 30, 2004 and 2005 were $10.69 and $8.90, respectively.

As the table above illustrates, total pro forma expense for stock options includes $38.1 million and $78.9 million of expense during the three and six months ended June 30, 2004, respectively, and $26.6 million and $50.2 million of expense during the three and six months ended June 30, 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $19.84 per share compared to a closing price of $8.90 per share as of June 30, 2005). These items represented 83% and 85% of the pro forma expense for the three and six months ended June 30, 2004, respectively, and 82% of the pro forma expense for both the three and six months ended June 30, 2005.

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

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the six months ended June 30, 2005:

                                                                                        Potential Realizable Value
                          Number of      Percent of                                     at Assumed Annual Rates of
                          Securities    Total Options                                    Stock Price Appreciation     Aggregate
                          Underlying     Granted to       Exercise or                     for the Option Term (4)    Black-Scholes
                           Options        Employees       Base Price       Expiration   --------------------------   Value on Date
     Officer Name        Granted (1)     in 2005 (2)     ($/Share) (3)        Date           5%            10%       of Grant (5)
-----------------------  ------------   --------------  --------------    ------------  ------------  ------------  --------------
Thomas M. Siebel                  --              -- %  $          --              --   $        --   $        --   $          --
George T. Shaheen (6)      2,000,000           20.20%  $        9.00      04/29/2011   $ 6,121,722   $13,888,098   $   5,920,000
R. David Schmaier                 --              -- %  $          --              --   $        --   $        --   $          --
Kenneth A. Goldman                --              -- %  $          --              --   $        --   $        --   $          --
Edward Y. Abbo                    --              -- %  $          --              --   $        --   $        --   $          --
Neil M. Weston                    --              -- %  $          --              --   $        --   $        --   $          --
J. Michael Lawrie                 --              -- %  $          --              --   $        --   $        --   $          --

(1) Stock options vest 20% on April 30, 2006, and at a rate of 5% for each quarter of service thereafter, and have a term of six years. The stock option granted to Mr. Shaheen incorporates accelerated vesting and extended exercise provisions upon a termination without cause and/or a change of control. Please refer to Mr. Shaheen's offer letter, a copy of which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, for further information.

(2) Based on an aggregate of 9.9 million shares subject to stock options granted to employees pursuant to our 1996 and 1998 Plans during the six months ended June 30, 2005, including grants to the Named Executive Officers.

(3) The stock option exercise price is equal to the fair market value on the date of grant as determined pursuant to the applicable stock option plan.

(4) The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance or the actual value of the stock options.

(5) Represents the aggregate fair value of the stock options on the date of grant ($2.96 per share), as calculated using the Black-Scholes option valuation model. The fair value does not represent our prediction of our stock price performance, and historically has had little to no relationship to the value that is actually realized. Please refer to Section IV above for a discussion of the limitations of SFAS 123.

(6) Mr. Shaheen commenced employment on April 12, 2005 and was appointed our CEO effective April 13, 2005.

In addition to the above grants of stock options, during the six months ended June 30, 2005, we granted RSUs to certain of our Named Executive Officers under the Performance Stock Plan discussed above under Section I. The following table sets forth certain information regarding the RSUs granted to the Named Executive Officers during the six months ended June 30, 2005:

                          Number of      Percent of
                          Securities     Total RSUs
                          Underlying     Granted to                      Fair Value as
                             RSUs         Employees      Fair Value at    of June 30,
     Officer Name          Granted       in 2005 (1)     Grant Date (2)    2005 (3)
-----------------------  ------------   --------------  --------------  --------------
Thomas M. Siebel                  --              -- %  $          --   $          --
George T. Shaheen            350,000 (4)        20.7%  $   3,150,000   $   3,115,000
R. David Schmaier                 --              -- %  $          --   $          --
Kenneth A. Goldman           100,000 (5)         5.9%  $     867,000   $     890,000
Edward Y. Abbo                50,000 (6)         3.0%  $     433,500   $     445,000
Neil M. Weston                30,000 (6)         1.8%  $     260,100   $     267,000
J. Michael Lawrie                 -- (7)          -- %  $          --   $          --

  Based on an aggregate of 1.7 million shares subject to RSUs granted to employees pursuant to the Plans during the six months ended June 30, 2005, including grants to the Named Executive Officers.

  The fair value on the grant date is calculated as the product of the number of underlying shares and the fair value of our common stock on the date of grant.

  Represents the aggregate fair value of the RSUs as of June 30, 2005, calculated as the product of the number of underlying shares and the fair value of our common stock as of June 30, 2005 of $8.90.

  On April 30, 2005 we granted Mr. Shaheen an RSU for 350,000 shares of our common stock in connection with his commencement of employment. 150,000 of the underlying shares of common stock vested during the second quarter of 2005 and the remaining 200,000 shares vest two years from his commencement of employment. In the event that Mr. Shaheen is terminated without cause or in the event of a change of control (each as defined in Mr. Shaheen's offer letter, which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005) within the first two years of Mr. Shaheen's employment, all unvested shares will immediately vest in full.

  Mr. Goldman received two RSUs for a total of 100,000 shares of our common stock (each RSU representing 50,000 shares of our common stock). The first RSU vests in full on January 31, 2006 and the second RSU vests based on certain defined objective financial performance goals, as described in note 6 below.

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

    2006: revenue growth of approximately 15% compared to actual revenue achieved in 2005 and operating margin of 17%.

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

  For each goal that is fully achieved, vesting will be accelerated for 25% of the total shares granted, such that up to half of such accelerated shares would vest on January 31 of the year in which the Compensation Committee determines that each of that year's goals have been met, and up to half of the remaining shares would vest on January 31 of the following year.

  Mr. Lawrie resigned as our CEO effective April 12, 2005. In accordance with the terms of Mr. Lawrie's offer letter (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004), the remaining 200,000 unvested shares of Mr. Lawrie's RSU for 350,000 shares of common stock immediately vested in full upon his resignation.

The following summarizes the distribution and dilutive impact of the stock options held by our Named Executive Officers as of December 31, 2003 and 2004 and June 30, 2005:

                                                                                 Three Months
                                                       Year Ended December 31,      Ended
                                                       -----------------------     June 30,
                                                         2003         2004           2005
                                                       ----------  -----------  -------------
Stock options held by Named Executive
   Officers as a percentage of:
      Total options outstanding....................        18.7%       20.9%        21.0%
                                                       ==========  ===========  =============
      Outstanding shares of common stock...........         5.4%        5.5%         4.9%
                                                       ==========  ===========  =============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on exercise of stock options during the six months ended June 30, 2005 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of June 30, 2005:

                                                             Number of
                                                       Securities Underlying       Value of Unexercised
                                                     Unexercised Options at       In-the-Money Options at
                         Shares                          June 30, 2005 (2)           June 30, 2005 (3)
                       Acquired on      Value      --------------------------  ----------------------------
    Officer Name        Exercise     Realized (1)  Exercisable  Unexercisable  Exercisable    Unexercisable
---------------------  -----------  -------------  -----------  -------------  -------------  -------------
Thomas M. Siebel        5,000,000   $ 43,572,982   13,686,134             --   $ 69,097,787   $         --
George T. Shaheen (4)          --   $         --    1,535,000      2,021,000   $ 10,424,300   $         --
R. David Schmaier              --   $         --    2,065,004        665,000   $  2,317,362   $     19,800
Kenneth A. Goldman             --   $         --    2,285,000        685,000   $     11,000   $     16,500
Edward Y. Abbo                 --   $         --      605,000        305,000   $  1,054,212   $     16,500
Neil M. Weston                 --   $         --      125,000        375,000   $         --   $         --
J. Michael Lawrie (5)          --   $         --      800,000             --   $         --   $         --

  Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

  Represents the total number of shares of our common stock subject to stock options held by the Named Executive Officers as of June 30, 2005.

  Based on the fair market value of our common stock as of June 30, 2005 ($8.90 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

  Mr. Shaheen's exercisable options were granted to him in his role as non-employee director, prior to his appointment as our Chief Executive Officer effective April 13, 2005. Of the 3,556,000 shares subject to options, 1,440,000 are held for the benefit of Accenture (formerly Andersen Consulting LLP) pursuant to an agreement by and between Mr. Shaheen and Accenture. Mr. Shaheen has disclaimed beneficial ownership of these shares.

  Mr. Lawrie resigned as our CEO effective April 12, 2005. In accordance with the terms of Mr. Lawrie's offer letter (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004), 800,000 of his outstanding stock options to purchase shares of our common stock immediately vested in full upon his resignation. Mr. Lawrie has until April 11, 2006 to exercise his vested stock options.

Director Stock-Based Compensation

Historically, our directors have not received any cash compensation for service on the Board of Directors or any committee thereof, but have been eligible for reimbursement for certain expenses incurred in attending Board of Directors' and committee meetings. They have also received stock option grants from time to time.

On January 31, 2005, the Nominating and Corporate Governance Committee of our Board of Directors approved 2005 compensation for our non-employee directors. Each non-employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of our common stock (based on the Black-Scholes option valuation model and the fair market value of our common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005, we awarded each of James C. Gaither, C. Scott Hartz, Marc F. Racicot, Eric E. Schmidt, George T. Shaheen and John W. White compensation of $32,500 in cash and 3,750 shares of restricted stock that will vest in full on January 31, 2006 in consideration for their service as a director in 2005.

On April 12, 2005, Mr. Shaheen, a member of our Board of Directors, accepted an offer of employment from our Board of Directors to serve as our Chief Executive Officer, effective as of April 13, 2005. Per the terms of Mr. Shaheen's offer letter, all existing stock options and restricted stock granted to Mr. Shaheen in his capacity as a member of our Board of Directors ceased vesting as of the first day of his employment. Further, Mr. Shaheen has reimbursed us cash consideration of $23,418, representing the pro rata portion of the $32,500 paid to him in his capacity as a non-employee member of our Board of Directors for the period from April 13, 2005 to December 31, 2005.

We believe that these guidelines will motivate and reward our non-employee directors for their service in a manner that is consistent with good corporate practice and the independence requirements of the Nasdaq stock market applicable to members of boards of directors and compensation committees. Notwithstanding the foregoing, from time to time, the Nominating and Corporate Governance Committee of the Board of Directors will review the appropriateness and adequacy of these compensation guidelines, taking into consideration actual performance by us and the non-employee director and such other factors and circumstances as deemed necessary and appropriate, and exercising such other power and authority as may be permitted or required under the 1996 Plan.

Section VII. Equity Compensation Plan Information

Information as of June 30, 2005 related to our stock option plans is summarized as follows:

                                                                                  Number of Shares
                                                      Number of       Weighted   Remaining Available
                                                     Shares to Be     Average        for Future
                                                     Issued Upon      Exercise     Issuance Under
                                                     Exercise of      Price of   Equity Compensation
                                                     Outstanding    Outstanding   Plans (Excluding
                  Plan Category                        Options        Options    Options Outstanding)
--------------------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by stockholders (1)...................    44,526,433    $     8.31           75,077,261
   Not approved by stockholders (2)...............    76,454,011    $    15.70          129,571,401
   Acquired companies' plans (3)..................       755,148    $     9.30                   --
                                                    -------------    ----------  -------------------
                                                     121,735,592    $    12.96          204,648,662
                                                    =============                ===================

  Represents shares available under the 1996 Plan, which is used for grants to our executive officers, key employees and non-employee members of our Board of Directors. The shares remaining available for future issuance also include 9.3 million shares available under our 2003 Employee Stock Purchase Plan.

  Represents shares available under the 1998 Plan, which is used for grants to our non-officer employees.

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

We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue has in recent periods and may in future periods differ significantly from actual revenues in a particular reporting period. A slowdown in the global economy, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

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

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the SEC and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 ("SOX"). Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our U.S. federal income tax returns for 2001 through 2003 are currently under examination by the IRS. In addition, certain of our U.S. payroll tax returns (primarily related to taxes associated with stock option exercises), state sales and use tax returns, and international sales and value added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying unaudited consolidated financial statements.

Specifically, we may receive assessments related to the audits and/or reviews of our U.S. and foreign income, U.S. payroll, U.S. sales and use tax returns, or our foreign sales and value added tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Because of our limited history with our OnDemand subscription model, we cannot predict our revenue or operating results.

The market for on-demand or "hosted" application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend in part on the willingness of enterprises to increase their use of on-demand application services in general and for front-office applications in particular. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or may develop more slowly than we expect, either of which could significantly and adversely affect our operating results. In addition, if the demand for our Siebel CRM OnDemand services does not materialize as expected, our ability to recover our investments in developing such services, including costs associated with our acquisition of UpShot Corporation and Ineto Services, Inc. ("Ineto"), may be impaired.

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

During 2002, 2003, 2004 and the second quarter of 2005, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities (the "Restructurings"). As part of the Restructurings, we ceased to use certain of our leased facilities and, accordingly, we are negotiating certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through the first half of 2005, our revenues declined in part as a result of a deterioration of the overall economy and information technology industry. These changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed a series of Restructurings, as described more fully in Note 2 to the accompanying unaudited consolidated financial statements. The Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if our operations return to positive growth we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems on a timely basis could materially and adversely affect our business, financial condition or results of operations.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. There are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining sufficient number of qualified direct sales, professional services, and technical and sales support personnel. If we are not be able to expand our direct sales force, professional services staff, and technical and sales support staff as necessary to support our operations, our business and operations could be harmed.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or recent changes in accounting for equity compensation could adversely affect our earnings.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

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

Upon adoption of SFAS 123R on January 1, 2006, we estimate that our stated earnings in 2006 could be reduced by up to $30.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of June 30, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we have modified and anticipate that we may further modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of restricted stock grants. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or a particular industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc.; FrontRange Solutions, Inc.; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; The Sage Group; Salesforce.com, Inc.; SAS Institute, Inc.; Business Objects; Cognos; and StayinFront, Inc., among many others. In addition, our competitors include several companies, such as Oracle Corporation and SAP AG, which compete in a majority of our product lines.

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

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as conditions in the information technology industry, our expenses related to revenues, management changes, product changes and other external and internal considerations. Changes in the structure of the sales force and sales force management have resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. In July 2005, we announced plans to restructure our workforce in the [third] quarter of 2005. If we continue to restructure our sales force, then the transition issues associated with restructuring the sales force may recur. Such restructuring or associated transition issues can be disruptive and adversely impact our business and operating results.

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

The following table summarizes as of June 30, 2005 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount    Contract         Fair
                                           (Local Currency)    Amount      Value (US$)
                                           ----------------  -----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................     (AUD) 10,563   US$ 8,072   $         63

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 30,635  US$ 12,279   $       (367)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................      (GBP) 8,845  EUR 12,934   $       (303)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................      (CAD) 4,076   US$ 3,322   $         (1)

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)....................  (JPY) 1,544,937  US$ 14,591   $        483

Korean won ("KRW") (contracts to receive
  KRW/pay US$)............................     (KRW) 20,823      US$ 27   $         (7)

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$).................     (MXN) 20,603   US$ 1,867   $        (17)

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................        (SGD) 299     US$ 184   $          5

British pounds ("GBP") (contracts to
  pay GBP/receive USD).....................     (GBP) 1,500   US$ 2,812   $        101

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................     (CZK) 12,033     EUR 403   $         (3)

Euros ("EUR") (contracts to receive
  EUR/pay US$)............................    (EUR) 228,103  US$ 297,859  $    (21,986)

Euros ("EUR") (contracts to pay
  EUR/receive US$)........................      (EUR) 7,081   US$ 9,061   $        516

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................      (SEK) 7,639     EUR 828   $        (20)

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)....................      (CHF) 5,758   EUR 3,741   $         (5)

The following table summarizes our short-term investments and the weighted average yields as of June 30, 2005 (in thousands, except percentages):

                                                              Expected Maturity Date
                                     -------------------------------------------------------------------------
                                       2005      2006      2007      2008      2009    Thereafter     Total
                                     --------- --------- --------- --------- --------- ----------- -----------
US Treasury and Agency securities...  $69,835  $175,792   $81,646   $26,891   $20,569     $23,066    $397,799
  Weighted average yield............     2.97%     3.44%     3.76%     3.73%     3.93%       3.71%

Corporate bonds..................... $124,668  $260,354  $229,434  $111,958   $86,233      $4,861    $817,508
  Weighted average yield............     3.42%     3.72%     3.78%     4.02%     4.08%       4.32%

Asset-backed securities.............  $36,317  $137,277   $90,711   $48,515   $57,212     $89,321    $459,353
  Weighted average yield............     3.28%     3.48%     3.67%     4.20%     4.12%       4.21%
                                     --------- --------- --------- --------- --------- ----------- -----------
Total short-term investments........ $230,820  $573,423  $401,791  $187,364  $164,014    $117,248  $1,674,660
                                     ========= ========= ========= ========= ========= =========== ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. By way of example, if market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2005, the fair value of the above investments would decline by approximately $23.2 million.

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

Responsibility for Disclosure and Internal Control

Our management, including our CEO and CFO, has the responsibility of establishing and maintaining adequate Disclosure Control (as defined below) and Internal Control (as defined below) over our financial reporting. "Disclosure Control" is a set of procedures that is designed to ensure that information required to be disclosed in reports filed or furnished with the SEC, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Control is also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

"Internal Control" is a set of processes designed by, or under the supervision of, our principal executive and financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP"). Internal Control includes those policies and procedures that:

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

Our CEO and CFO note that during the three months ended June 30, 2005, there have been no changes in our Internal Control or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Control a high priority and strive to continually improve our Internal Control. Accordingly, we have taken and will continue to take corrective action if and as we discover deficiencies in our Internal Control.

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

Part II. Other Information

Item 1. Legal Proceedings

Regulation FD

On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the Staff notified us and two of our officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. In response, we and the officers filed submissions with the SEC that we believe contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against us and the two officers alleging, among other things, that we and the officers violated Regulation FD in connection with the statements described above. The SEC is seeking an order that imposes permanent injunctions, civil penalties and other equitable relief.

In September 2004, we filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. The Court has not yet ruled on that motion. We believe the allegations in this action are without merit and we intend to defend vigorously against them. Due to the inherent uncertainty surrounding the litigation process, there exists the possibility that we may incur costs in excess of amounts already recognized. We cannot currently estimate the amount of such additional costs, if any.

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

Shareholder Class Actions

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Northern District of California against us and certain of our officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, we filed a motion for dismissal of this case, which was granted on January 28, 2005 with leave to amend. Plaintiffs in this case filed an amended complaint on February 28, 2005, and we filed a motion to dismiss the amended complaint on April 27, 2005. A hearing on the motion is set for September 16, 2005.

On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of our stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against us and certain members of our Board of Directors on similar claims described above. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed by Ms. Plotkin. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until the motion to dismiss the amended complaint in the federal class action has been decided.

These complaints seek damages together with interest and reimbursement of costs and expenses of litigation. We believe the allegations in each of these actions are without merit and we intend to defend vigorously against these claims.

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

There have been no material pending actions adverse to us brought by a director, office or affiliate.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on June 8, 2005. At the annual meeting, our stockholders (i) elected each of the persons below to serve as a director until the 2008 Annual Meeting of Stockholders or until their successor is elected and (ii) ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2005. The following sets forth a summary of each of the proposals and the results of the voting at the annual meeting.

Proposal 1 — Election of Directors

Our Nominating and Corporate Governance Committee reviewed the qualifications of Thomas M. Siebel, James C. Gaither and Marc F. Racicot, to serve as members of our Board of Directors, and unanimously recommended that each nominee be submitted for election to the Board of Directors. The Board of Directors unanimously approved such recommendation (with each of the nominees abstaining with respect to his directorship) and submitted each of the nominees to our stockholders for election to the Board of Directors until the 2008 Annual Meeting of Stockholders or until their successor is elected. The other directors whose terms of office continued after the meeting are C. Scott Hartz, George T. Shaheen, John W. White, Patricia A. House, and Eric E. Schmidt, Ph.D. The votes for and withheld from such nominees were as follows:

           Name                   For          Withheld
--------------------------   -------------  ---------------
Thomas M. Siebel              386,990,689       61,059,521
James C. Gaither              372,456,234       75,593,976
Marc F. Racicot               395,431,969       52,618,241

Proposal 2 — Ratification of Selection of Independent Auditors

Our Audit Committee and Board of Directors selected KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2005, and directed that management submit the selection of independent auditors KPMG LLP for ratification by our stockholders at the annual meeting. KPMG LLP has audited our financial statements since our inception in 1993. Our stockholders ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2005, with 439,204,512 votes "For," 2,678,548 votes "Against," and 6,167,150 votes of "Abstain." There were no "broker non-votes."

Item 5. Other Information.

On January 5, 2005, the Compensation Committee of our Board of Directors (the "Committee") established the 2005 Executive Bonus Plan (the "Bonus Plan") to reward our executives and other senior management for assisting us in achieving our operational goals through exemplary performance. Under the Bonus Plan, cash bonuses, if any, would be based on both the achievement of specified individual and corporate goals as well as, in many cases, a review of business unit financial performance.

On August 5, 2005, the Committee amended the Bonus Plan. The Committee determined that the Bonus Plan, as originally adopted, incorporated performance metrics that are inconsistent with the way we manage our business, in particular with regard to business unit profit and loss metrics which have not yet been fully developed or implemented. The Committee determined that it is in the best interests of the Company and our stockholders to amend the Bonus Plan to ensure that the Bonus Plan incorporates performance metrics that are consistent with the way we manage our business.

Accordingly, the actual bonuses will be paid out of the aggregate bonus pool for potential cash bonuses (the "Bonus Pool") to participants based on the evaluation of individual performance objectives which reflect, among other things, the participant's contribution to the Company and business unit performance, as appropriate, demonstration of our core values and exceptional leadership, and other criteria that may be determined by management and approved by the Committee.

The methodology for calculating the aggregate Bonus Pool, and therefore the size of the Bonus Pool itself, will not change under the amended Bonus Plan. Rather, this change affects only the method of determining the allocation of the Bonus Pool among the Bonus Plan participants. The Bonus Pool will continue to be based on our targeted 2005 non-GAAP operating income as approved by the Committee (the "Target Operating Income"), and will continue to range from 33% to a maximum of 150% of the target bonus pool as approved by the Committee, depending on the extent to which our actual 2005 non-GAAP operating income meets, exceeds or falls short of the Target Operating Income.

Item 6. Exhibits
Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated October 14, 2003, among the Registrant, Underground Acquisition Corp. and UpShot Corporation. (1)
2.2	Share Purchase Agreement dated as of April 20, 2004, by and among Siebel Systems Ireland Holdings Limited, Eontec Limited, the Selling Shareholders and Bernard Horn, as Shareholders' Agent. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (3)
3.2	Amended and Restated Bylaws of the Registrant. (4)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (5)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (6)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (7)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (8)
4.6	Rights Agreement dated as of January 29, 2003, between the Registrant and Mellon Investors Services LLC, as Rights Agent. (8)
4.7	Form of Rights Certificate. (8)
10.1	Employee Retention Benefit Plan, effective as of May 20, 2005. (9)
10.2	Director Level Employee Retention Benefit Plan, effective as of May 20, 2005. (9)
10.3	Vice President Level Employee Retention Benefit Plan, effective as of May 20, 2005. (9)
10.4	Senior Executive Retention Benefit Plan, effective as of May 20, 2005. (9)
10.5	Form of Restricted Stock Unit Award Agreement and Notice, as amended. (10) PDF
10.6	Amended 2005 Executive Bonus Plan. (10) PDF
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

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
  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2005.
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

Dated: August 5, 2005

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer (Prinicipal Financial Officer)