Form 10-Q
period 2005-09-30
SIEBEL SYSTEMS INC
filed 2005-11-07
CIK 1006835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]     NO [X]

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of October 27, 2005 was 529,091,606.

SIEBEL SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2005

Part I. Financial Information

Item 1. Financial Statements

SIEBEL SYSTEMS, INC.
Condensed Consolidated Balance Sheets
 (in thousands, except per share data; unaudited)

                                                                          December 31,  September 30,
                                                                              2004           2005
                                                                          ------------- -------------
Assets

Current assets:
   Cash and cash equivalents...........................................   $    560,377  $    566,071
   Short-term investments..............................................      1,686,111     1,681,105
                                                                          ------------- -------------
          Total cash, cash equivalents and short-term investments......      2,246,488     2,247,176

   Accounts receivable, net............................................        293,527       229,190
   Deferred income taxes...............................................         17,542        23,526
   Prepaids and other..................................................         53,894        44,224
                                                                          ------------- -------------
          Total current assets.........................................      2,611,451     2,544,116

Property and equipment, net............................................         83,908        61,759
Goodwill...............................................................        208,306       296,897
Intangible assets, net.................................................         23,004        35,769
Other assets...........................................................         36,937        33,360
Deferred income taxes..................................................        123,828       116,487
                                                                          ------------- -------------
          Total assets.................................................   $  3,087,434  $  3,088,388
                                                                          ============= =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable....................................................   $     10,048  $     20,346
   Accrued expenses....................................................        346,672       298,569
   Restructuring obligations...........................................         30,639        37,276
   Deferred revenue....................................................        357,223       315,170
                                                                          ------------- -------------
          Total current liabilities....................................        744,582       671,361

Restructuring obligations, less current portion........................         75,227       106,824
Other long-term liabilities............................................         20,981        24,084
                                                                          ------------- -------------
          Total liabilities............................................        840,790       802,269
                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value; 2,000,000 shares authorized;
     508,953 and 528,010 shares issued and outstanding, respectively...            509           528
  Additional paid-in capital...........................................      1,635,652     1,765,748
  Deferred compensation................................................         (2,993)      (13,747)
  Accumulated other comprehensive income...............................         70,541        22,989
  Retained earnings....................................................        542,935       510,601
                                                                          ------------- -------------
          Total stockholders' equity...................................      2,246,644     2,286,119
                                                                          ------------- -------------
          Total liabilities and stockholders' equity...................   $  3,087,434  $  3,088,388
                                                                          ============= =============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
 (in thousands, except per share data; unaudited)

                                                                         Three Months Ended    Nine Months Ended
                                                                            September 30,         September 30,
                                                                        --------------------- ----------------------
                                                                           2004       2005       2004        2005
                                                                        ---------- ---------- ----------- ----------
Revenues:
   Software license...................................................  $ 104,579  $ 112,128  $  326,207  $ 265,434
   Professional services, maintenance and other.......................    212,507    235,729     621,225    694,958
                                                                        ---------- ---------- ----------- ----------
       Total revenues.................................................    317,086    347,857     947,432    960,392
                                                                        ---------- ---------- ----------- ----------
Cost of revenues:
   Software license...................................................      3,010      4,327       9,054     12,107
   Professional services, maintenance and other.......................    109,146    118,773     325,410    352,581
                                                                        ---------- ---------- ----------- ----------
       Total cost of revenues.........................................    112,156    123,100     334,464    364,688
                                                                        ---------- ---------- ----------- ----------
            Gross margin..............................................    204,930    224,757     612,968    595,704
                                                                        ---------- ---------- ----------- ----------
Operating expenses:
   Product development................................................     70,310     64,036     219,070    211,901
   Sales and marketing................................................     76,668     92,469     241,618    270,889
   General and administrative.........................................     27,243     23,607      76,587     76,033
   Restructuring and other charges....................................      6,742      8,477       6,307     83,044
   Purchased in-process product development...........................         --         --       6,000     10,890
                                                                        ---------- ---------- ----------- ----------
       Total operating expenses.......................................    180,963    188,589     549,582    652,757
                                                                        ---------- ---------- ----------- ----------
            Operating income (loss)...................................     23,967     36,168      63,386    (57,053)
                                                                        ---------- ---------- ----------- ----------
Other income (expense), net:
   Interest and other income, net.....................................     11,698     16,930      33,804     49,013
   Interest expense...................................................       (174)       (97)       (728)      (748)
                                                                        ---------- ---------- ----------- ----------
       Total other income (expense), net..............................     11,524     16,833      33,076     48,265
                                                                        ---------- ---------- ----------- ----------
            Income (loss) before income taxes.........................     35,491     53,001      96,462     (8,788)
Income taxes..........................................................     17,161     18,286      39,631     10,504
                                                                        ---------- ---------- ----------- ----------
            Net income (loss).........................................  $  18,330  $  34,715  $   56,831  $ (19,292)
                                                                        ========== ========== =========== ==========

Diluted net income (loss) per share...................................  $    0.03  $    0.06  $     0.11  $   (0.04)
                                                                        ========== ========== =========== ==========
Basic net income (loss) per share.....................................  $    0.04  $    0.07  $     0.11  $   (0.04)
                                                                        ========== ========== =========== ==========

Shares used in diluted share computation..............................    533,303    545,213     540,416    518,833
                                                                        ========== ========== =========== ==========
Shares used in basic share computation................................    506,706    524,856     503,983    518,833
                                                                        ========== ========== =========== ==========
Comprehensive income (loss):
Net income (loss).....................................................  $  18,330  $  34,715  $   56,831  $ (19,292)
Other comprehensive income (loss), net of taxes:
   Foreign currency translation adjustments...........................      4,354      1,014      (2,305)   (39,882)
   Realized loss (gain) on marketable investments previously
      recognized in other comprehensive income........................        (88)        94      (1,198)       308
   Unrealized gain (loss) on investments, net.........................      3,690     (4,595)     (5,781)    (7,977)
                                                                        ---------- ---------- ----------- ----------
       Other comprehensive income (loss)..............................      7,956     (3,487)     (9,284)   (47,551)
                                                                        ---------- ---------- ----------- ----------
            Total comprehensive income (loss).........................  $  26,286  $  31,228  $   47,547  $ (66,843)
                                                                        ========== ========== =========== ==========

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
 (in thousands; unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                                2004         2005
                                                                           ------------- ------------
Cash flows from operating activities:
   Net income (loss)...................................................... $     56,831  $   (19,292)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Write-off of property and equipment abandoned in restructuring......        1,908        4,376
      Write-off of purchased in-process product development...............        6,000       10,890
      Depreciation and other amortization.................................       84,356       47,507
      Amortization of identifiable intangible assets......................        7,219        9,117
      Stock-based compensation, net.......................................        2,494        5,725
      Provision for (recovery of) doubtful accounts and sales returns.....         (939)          --
      Tax benefit from exercise of stock options..........................       10,400       51,379
      Deferred income taxes...............................................       (1,647)        (871)
      Unrealized foreign currency gain....................................       (4,002)     (32,360)
      Net realized loss (gain) on cost-method investments.................        1,820       (1,900)
      Net realized loss (gain) on marketable investments..................       (1,997)         285
      Changes in operating assets and liabilities:
         Accounts receivable..............................................       53,857       68,833
         Prepaids and other...............................................        9,279       12,279
         Accounts payable and accrued expenses............................       (2,136)     (60,440)
         Restructuring obligations........................................      (38,120)      38,153
         Deferred revenue.................................................        5,539      (37,309)
                                                                           ------------- ------------
           Net cash provided by operating activities......................      190,862       96,372
                                                                           ------------- ------------
Cash flows from investing activities:
   Purchases of short-term investments....................................   (1,398,049)    (634,287)
   Sales and maturities of short-term investments.........................    1,168,428      616,029
   Purchases of property and equipment, net...............................       (7,790)     (10,038)
   Proceeds from sale of venture investments..............................           --        4,998
   Purchase consideration for acquired businesses, net of cash received...      (76,556)    (108,345)
                                                                           ------------- ------------
           Net cash used in investing activities..........................     (313,967)    (131,643)
                                                                           ------------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.................................       57,368       62,165
   Dividends paid to shareholders.........................................           --      (13,042)
   Repayments of capital lease obligations................................       (9,398)      (5,775)
                                                                           ------------- ------------
           Net cash provided by financing activities......................       47,970       43,348
                                                                           ------------- ------------
Effect of exchange rate fluctuations on cash..............................       (1,823)      (2,383)
                                                                           ------------- ------------
Change in cash and cash equivalents.......................................      (76,958)       5,694
Cash and cash equivalents, beginning of period............................      546,542      560,377
                                                                           ------------- ------------
Cash and cash equivalents, end of period.................................. $    469,584  $   566,071
                                                                           ============= ============

See accompanying notes to consolidated financial statements.

SIEBEL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Siebel Systems, Inc. and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2005 and the three and nine months ended September 30, 2004 and 2005 are unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Use of Estimates

  The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

  Accounting for Income Taxes

  Historically, the Company has calculated the provision for income taxes in interim periods using an estimate of the annual effective tax rate. In the second quarter of 2005, the Company concluded that as a result of the uncertainty of license revenues for the remainder of the year, and the fact that the Company's income tax rate is highly dependent upon accurate license revenue projections due to relatively large nondeductible expenses, a small variation in projected net income could have a significant impact on the Company's effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," the provision for income taxes in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2005 is based on the actual effective tax rate for the three- and nine-month period.

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

  As required by SFAS 123, the Company has prepared a reconciliation of its earnings as reported on the statement of operations to the earnings that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. In accordance with SFAS 123, in preparing this reconciliation the Company has first added back all stock-based compensation expense reflected in its statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. Summarized below are the pro forma effects on the Company's earnings and earnings per share as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans, including its employee stock purchase plan (the "Purchase Plan") (in thousands, except per share data):

                                                                Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                             ----------------------  ---------------------
                                                                 2004       2005         2004       2005
                                                             ---------- -----------  ---------- ----------
Net income (loss):
  As reported............................................... $  18,330  $   34,715   $  56,831  $ (19,292)
                                                             ---------- -----------  ---------- ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25.....       386       1,202       2,494      5,725
    In-the-money stock options and restricted stock units...      (584)     (5,519)     (3,140)   (17,587)
    Stock purchase rights under the Purchase Plan...........    (2,554)     (2,047)     (8,071)    (6,441)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................    (2,752)     (6,364)     (8,717)   (18,303)
                                                             ---------- -----------  ---------- ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options..........................   (31,062)    (16,133)   (106,132)   (63,556)
    Stock options forfeited in connection with terminations.    (4,047)         --     (15,810)    (1,896)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................   (35,109)    (16,133)   (121,942)   (65,452)
                                                             ---------- -----------  ---------- ----------
       Total pro forma expense giving effect to SFAS 123....   (37,861)    (22,497)   (130,659)   (83,755)
                                                             ---------- -----------  ---------- ----------
  Tax benefit related to SFAS 123 expense...................        --          --          --      2,287
                                                             ---------- -----------  ---------- ----------
  Pro forma net income (loss) giving effect to SFAS 123..... $ (19,531) $   12,218   $ (73,828) $(100,760)
                                                             ========== ===========  ========== ==========

Diluted net income (loss) per share:
  As reported............................................... $    0.03  $     0.06   $    0.11  $   (0.04)
                                                             ========== ===========  ========== ==========

  Pro forma giving effect to SFAS 123....................... $   (0.04) $     0.02   $   (0.15) $   (0.19)
                                                             ========== ===========  ========== ==========

Basic net income (loss) per share:
  As reported............................................... $    0.04  $     0.07   $    0.11  $   (0.04)
                                                             ========== ===========  ========== ==========

  Pro forma giving effect to SFAS 123....................... $   (0.04) $     0.02   $   (0.15) $   (0.19)
                                                             ========== ===========  ========== ==========

  The Company has provided a tax benefit on the pro forma expense in the above table in a manner consistent with the Company's accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements. Accordingly, the Company has not provided a tax benefit on the pro forma expense in the above table during the three or nine months ended September 30, 2004, or the three months ended September 30, 2005.

  During the first quarter of 2005, the Company was able to utilize certain net operating loss ("NOL") carryforwards associated with stock option exercises that occurred in previous years as part of a settlement with the IRS. Please refer to Note 4 for further discussion of this settlement. As a result of the utilization of these NOLs, the Company has reflected a $51.4 million increase to additional paid-in capital in the accompanying unaudited condensed consolidated financial statements during the nine months ended September 30, 2005. In accordance with SFAS 123, the Company's tax benefit in the above table associated with this utilization of NOLs is limited to the lesser of the actual tax benefit in the Company's income tax return or the SFAS 123 pro forma expense associated with these same options. As a result of the tax benefit exceeding the SFAS 123 pro forma expense, the Company's pro forma tax benefit was limited to $2.3 million compared to the $51.4 million tax benefit reflected as an increase to additional paid-in capital.

  In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of September 30, 2004 and 2005 were $7.54 and $10.33, respectively.

  As the table above illustrates, total pro forma expense for stock options includes $35.1 million and $121.9 million of expense during the three and nine months ended September 30, 2004, respectively, and $16.1 million and $65.5 million of expense during the three and nine months ended September 30, 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $20.89, compared to a closing price of $10.33 per share as of September 30, 2005). These items represented 93% of the pro forma expense for both the three and nine months ended September 30, 2004, and 72% and 78% of the pro forma expense for the three and nine months ended September 30, 2005, respectively.

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

  For the nine months ended September 30, 2005, the Company's weighted average expected life assumption increased compared to 2004, primarily due to (i) an increase in the weighted average vesting period and (ii) the continued low levels of volatility of the Company's common stock (i.e., lower volatility historically has resulted in a longer stock option life). The weighted average vesting period was relatively consistent from the third quarter of 2004 to the third quarter of 2005.

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

  Dividend Yield

  Given the pendency of the acquisition of the Company by Oracle Corporation as discussed in Note 3 below, the Company does not plan to grant further dividends. Therefore the Company has calculated the annual dividend yield at 0% for use in the valuation of stock options granted in the third quarter of 2005.

  The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                               ---------------------  ---------------------
                                  2004       2005        2004       2005
                               ---------- ----------  ---------- ----------
Risk-free interest rate.......      3.06%     4.00%      3.00%     4.05%
Expected life (in years)......       3.7        3.5         3.4        3.8
Expected volatility...........        41%       35%        41%       38%
Dividend yield................        --         --          --        0.3%

  Using the Black-Scholes option valuation model, stock options granted during the three and nine months ended September 30, 2004 had weighted average fair values of $2.60 and $3.20 per share, respectively, as compared to weighted average fair values of $2.66 and $2.98 per share during the three and nine months ended September 30, 2005, respectively.

  The fair value of employees' stock purchase rights granted under the Purchase Plan was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                               ---------------------  ---------------------
                                  2004       2005        2004       2005
                               ---------- ----------  ---------- ----------
Risk-free interest rate.......      1.71%     3.74%      1.40%     3.22%
Expected life (in years)......       0.5        0.5         0.5        0.5
Expected volatility...........        46%       34%        46%       36%

  The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during the three and nine months ended September 30, 2004 was $2.22 and $2.85 per share, respectively, as compared to a weighted average fair value of $2.13 and $2.20 per share during the three and nine months ended September 30, 2005, respectively, including the 15% discount from the quoted market price.

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

  Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company's common stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes option valuation model (the model that the Company currently uses for its footnote disclosure). SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006. Upon adoption of SFAS 123R, the Company expects that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to its quarterly stated earnings for 2006 of up to $30.0 million per quarter.

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

  FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Based on the Company's analysis to date, it is reasonably possible that the Company may repatriate between zero and approximately $156 million of foreign earnings, with the associated tax liability ranging between zero and approximately $9 million.

  Accounting Changes and Error Corrections

  In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods' financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial position, results of operations or cash flows.

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

  In order to continue to reduce expense levels and to further improve the Company's operating margins, the Company initiated additional restructurings of its operations during the second and third quarters of 2005 (the "2005 Restructurings" and collectively with the 2002 Restructuring, the 2003 Restructuring, and the 2004 Restructuring, the "Restructurings"). The 2005 Restructurings included the following key actions: (i) the reduction of the Company's workforce across all functional areas; (ii) the consolidation of its excess facilities; and (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures. As a result of the 2005 Restructurings, the Company realized quarterly expense savings of approximately $6.4 million in the third quarter of 2005, and expects to realize on-going total quarterly expense savings of approximately $7.1 million, beginning in the fourth quarter of 2005.

  The following table summarizes the restructuring and related expenses incurred during the nine months ended September 30, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and September 30, 2005 (in thousands):

                                                                Employee          Facility-           Asset
                                                               Termination        Related          Abandonment
                                                               Costs (1)          Costs (2)          Costs (3)          Total
                                                           ------------------ ------------------ ------------------ -------------
Restructuring obligations, December 31, 2004.............. $             265  $         105,601  $              --  $    105,866

Restructuring and related expenses:
  Recognized related to the 2005 Restructurings (4).......             6,307             51,005              4,378        61,690
  Recognized related to changes in estimates (5)..........                --             12,262                 --        12,262
  Accretion related to the Restructurings (6).............                --              1,937                 --         1,937
                                                           ------------------ ------------------ ------------------ -------------
     Total (7)............................................             6,307             65,204              4,378        75,889
Cash payments.............................................            (3,816)           (31,127)                --       (34,943)
Non-cash charges..........................................                (2)            (1,109)            (4,378)       (5,489)
Deferred rent liability (8)...............................                --              2,777                 --         2,777
                                                           ------------------ ------------------ ------------------ -------------
Restructuring obligations, September 30, 2005............. $           2,754  $         141,346  $              --  $    144,100
                                                           ================== ================== ==================
     Less: Restructuring obligations, short-term..........                                                                37,276
                                                                                                                    -------------
     Restructuring obligations, long-term.................                                                          $    106,824
                                                                                                                    =============

  (1) The costs associated with the Company's workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 and 2005 Restructurings. As of September 30, 2005, the remaining obligations relate to approximately 40 employee terminations that have yet to be completed worldwide. The Company expects to complete these terminations in 2005 and 2006.

  (2) The costs associated with the Company's facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Additionally, the Company recorded a non-cash charge equal to the prepaid rent related to the restructured properties.

  (3) As part of the consolidation of the Company's facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, the Company recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

  (4) In accordance with SFAS 146, the Company recorded the facility-related expenses incurred in the 2005 Restructurings after giving effect to the net present value of the related obligations.

  (5) The Company revised its estimated obligations with respect to the facility-related expenses incurred in the 2002 Restructuring and 2003 Restructuring during the nine months ended September 30, 2005. Similarly, during the three months ended September 30, 2005, the Company revised its estimated obligations with respect to the facility-related expenses incurred in the restructuring initiated in the second quarter of 2005. Due primarily to the real estate markets in which the Company operates remaining at depressed levels longer than originally anticipated, the Company extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from the Company entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

  (6) The Company will continue to accrete its obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

  (7) The following is a summary of the net restructuring and related expenses recognized during the three and nine months ended September 30, 2005 (in thousands):

                                                               Six Months         Three Months         Nine Months
                                                                  Ended               Ended               Ended
                                                             June 30, 2005     September 30, 2005  September 30, 2005
                                                           ------------------  ------------------  ------------------
Restructuring and related expenses:
  2005 Restructuring-related.............................. $          52,783   $           8,907   $          61,690
  Changes in estimates....................................            12,761                (499)             12,262
  Accretion...............................................               952                 985               1,937
                                                           ------------------  ------------------  ------------------
     Total restructuring and related expenses............. $          66,496   $           9,393   $          75,889
                                                           ==================  ==================  ==================

  (8) The Company reclassified to restructuring obligations the previously recorded deferred rent liability related to the restructured properties.

  Restructuring and related expenses were approximately $6.7 million and $6.3 million for the three and nine months ended September 30, 2004, respectively, primarily related to the consolidation of the Company's excess facilities and the abandonment of certain long-lived assets. During the first six months of 2004, the Company revised it's estimates of employee termination costs with respect to the 2003 Restructuring due primarily to higher than expected voluntary terminations.

  The following table summarizes the time period in which the Company anticipates settling its remaining restructuring obligations as of September 30, 2005 (in thousands):

                                                               Leases              Other               Estimated          Total
                                                               in the           Restructuring-         Sublease       Restructuring
                                                           Restructurings (1)  Related Costs (2)       Income (3)       Obligations
                                                           ------------------  ------------------  ------------------ -------------
Three months ending December 31, 2005..................... $           7,162   $           6,630   $          (3,237) $     10,555
Year ending December 31, 2006.............................            41,756              12,062             (15,598)       38,220
Year ending December 31, 2007.............................            35,011               8,685             (15,047)       28,649
Year ending December 31, 2008.............................            34,031               9,180             (19,625)       23,586
Year ending December 31, 2009.............................            31,524               8,518             (21,302)       18,740
Year ending December 31, 2010, and thereafter.............           145,766              40,293            (139,234)       46,825
                                                           ------------------  ------------------  ------------------ -------------
     Total restructuring obligations, gross............... $         295,250   $          85,368   $        (214,043)      166,575
                                                           ==================  ==================  ==================
     Future accretion (4).................................                                                                 (22,475)
                                                                                                                      -------------
     Present value of minimum lease payments..............                                                                 144,100
     Less: Restructuring obligations, short-term..........                                                                  37,276
                                                                                                                      -------------
     Restructuring obligations, long-term portion.........                                                            $    106,824
                                                                                                                      =============

  (1) Represents the Company's remaining lease commitments related to properties included in the Restructurings.

  (2) Consists primarily of (i) estimated operating costs (i.e., common area maintenance and property taxes) associated with restructured properties, (ii) estimated commissions associated with anticipated subleases of the restructured properties, and (iii) the remaining obligations related to employee termination costs.

  (3) The Company estimated sublease income and the related timing thereof based upon the opinions of independent real estate consultants, current market conditions, the status of negotiations with potential subtenants, and the location of the respective facilities, among other factors. The Company's estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors which may be beyond the Company's control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. As of September 30, 2005, approximately $42.2 million of the sublease income presented in the table above is contracted by subtenants.

  (4) The Company has reduced the facility-related obligations associated with the 2003 Restructuring, 2004 Restructuring, and 2005 Restructurings to their net present value. Future accretion represents the interest component of these obligations and will be recognized in future periods by the Company as an additional restructuring and related expense and as an increase in the carrying amount of the 2003 Restructuring, 2004 Restructuring, and 2005 Restructuring obligations.

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

  Other Charges

  Concurrent with the 2005 Restructurings, the Company has recorded additional charges totaling approximately $7.2 million in the accompanying unaudited condensed consolidated statements of operations during the nine months ended September 30, 2005.  These expenses relate primarily to severance payments and accelerated RSU vesting associated with the resignation of the Company's previous Chief Executive Officer, and compensation associated with the appointment of the Company's new Chief Executive Officer, in April 2005.

  Merger with Oracle Corporation

  On September 12, 2005, Oracle Corporation ("Oracle") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sierra Merger Sub Inc., a wholly owned subsidiary of Ozark Holding Inc. (the "Holding Company"), will merge with and into the Company, with the Company as the surviving corporation of such merger and Ozark Merger Sub Inc., a wholly owned subsidiary of the Holding Company, will merge with and into Oracle, with Oracle as the surviving corporation of such merger (collectively the "Merger"). As a result of the Merger: (i) the Company and Oracle will each become a wholly owned subsidiary of the Holding Company and (ii) the Company's stockholders will receive $10.66 per share in cash for each Company share held, unless they elect to receive Oracle common stock, but no more than 30% of the Company's common shares may be exchanged for Oracle common stock. In the event that stockholders holding more than 30% of the Company's common stock elect to receive Oracle common stock, the equity consideration will be pro-rated. Consummation of the Merger is subject to customary closing conditions, including antitrust approvals and approval by the Company's stockholders. Thomas M. Siebel, who holds approximately seven percent of the Company's outstanding common stock, has entered into an agreement requiring him to vote in favor of the Merger.

  Under the terms of the Merger Agreement, the Company may be required to pay Oracle a termination fee in the amount of $140 million in cash in the following circumstances:

    the Merger Agreement is (1) terminated by Oracle or the Company because the Company's stockholders fail to adopt the Merger Agreement and approve the transaction, (2) prior to the stockholders' meeting, a third party publicly announces and does not withdraw a competing acquisition proposal for the Company and (3) within 12 months of termination of the Merger Agreement the Company completes a competing acquisition proposal or enters into an agreement providing for a competing acquisition proposal which transaction is ultimately completed;

    the Merger Agreement is terminated by Oracle because the Company's Board of Directors withdraws its recommendation to the Company's stockholders to adopt the Merger Agreement and approve the transaction or modifies its recommendation in a manner adverse to Oracle; or

    the Merger Agreement is terminated because the Company accepts, or enters into a written agreement for a transaction constituting, a superior proposal made by a third party.

  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

  The Company has incurred merger-related expenses associated with its pending merger with Oracle totaling $1.6 million in the three months ended September 30, 2005, which were principally comprised of legal fees, and are included in General and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

  On October 24, 2005, the Company received a Request for Additional Information (also known as a "Second Request") from the United States Department of Justice (the "DOJ"), pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, in connection with its contemplated acquisition by Oracle. The Company is cooperating in full with the DOJ.

  Commitments and Contingencies

  Legal Actions

  Regulation FD

  On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted the Company and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding the Company's compliance with Regulation FD. In August 2003, the Staff notified the Company and two of its officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against the Company and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. In response, the Company and its officers filed submissions with the SEC that the Company believes contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against the Company and the two officers alleging, among other things, that the Company and its officers violated Regulation FD in connection with the statements described above. The SEC sought an order that imposes permanent injunctions, civil penalties and other equitable relief.

  In September 2004, the Company filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. On September 1, 2005, the Court granted the Company's motion to dismiss the case in its entirety. The SEC has decided not to appeal this ruling, and the deadline to appeal has passed.

  Stock Option Grant Inquiry

  On March 7, 2005, the SEC provided the Company with a copy of an order of investigation regarding certain stock option grants by a number of companies, including the Company. The SEC has advised the Company that this is a confidential fact finding inquiry and has confirmed that the issuance of the order does not indicate that it has concluded that the Company has violated any securities laws. The Company intends to cooperate with the SEC as this investigation continues to develop. The Company is unable to estimate the potential financial impact this matter could have on the Company. As such, in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), no amount has been accrued in the accompanying unaudited condensed consolidated financial statements with respect to this matter.

  Shareholder Class Actions

  On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, the Company filed a motion for dismissal of this case, which was granted on January 28, 2005 with leave to amend. Plaintiffs in this case filed an amended complaint on February 28, 2005, and the Company filed a motion to dismiss the amended complaint on April 27, 2005. A hearing on the motion occurred on November 4, 2005.

  On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against the Company and members of the Company's Board of Directors on similar claims described above. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed by Ms. Plotkin. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until the motion to dismiss the amended complaint in the federal class action has been decided.

  On September 12, 2005, Gloria Showers, on behalf of herself and purportedly on behalf of a class of the Company's stockholders, and Sheldon Miller, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, each filed a complaint in the Superior Court of California against the Company and members of the Company's Board of Directors relating to the proposed Merger of the Company and Oracle. On September 15, 2005, Robert Corwin, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the Superior Court of California against the Company and members of the Company's Board of Directors on similar claims. The complaints allege in substance that the directors breached their fiduciary duties in agreeing to the proposed Merger for failing to maximize stockholder value. The Miller and Corwin complaints also name Oracle as a defendant on the ground that it aided and abetted the alleged violations.

  These complaints seek injunctive relief and damages together with interest and reimbursement of costs and expenses of litigation. The Company believes the allegations in each of these actions are without merit and it intends to defend vigorously against these claims. The Company is unable to estimate the potential financial impact these matters could have on the Company. As such, in accordance with SFAS 5, no amounts have been accrued in the accompanying unaudited condensed consolidated financial statements with respect to these matters.

  Employee Class Action

  On January 15, 2004 and May 5, 2004, Zhiyu Zheng, a former employee, as representative of a recently certified class of Siebel Software Engineers and Senior Software Engineers, filed a First Amended Complaint and Second Amended Complaint, respectively, in the United States District Court for the Northern District of California against the Company, claiming that based on their job duties, Siebel Software Engineers and Senior Software Engineers do not meet exemption criteria as defined under California law, and as such are owed back wages, overtime pay, and certain other benefits. The Company believes the allegations in this action are without merit and it intends to defend vigorously against this claim. The Company is unable to estimate the potential financial impact this matter could have on the Company. As such, in accordance with SFAS 5, no amounts have been accrued in the accompanying unaudited condensed consolidated financial statements with respect to this matter.

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

  Income, Payroll and Sales and Use Tax Audits

  Income Tax Audits

  In March 2005 the Company received formal notification from the Internal Revenue Service ("IRS") that its examination of the Company's U.S. federal income tax returns for 1998 through 2000 had been completed. The final settlement with the IRS was consistent with the preliminary settlement disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result of the settlement, the Company was able to utilize certain NOL carryforwards associated with stock option exercises that occurred in previous years. The majority of the final settlement of $54.3 million was offset by available NOL carryforwards of $51.4 million associated with previous exercises of stock options. The Company has reflected the utilization of these NOLs as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated financial statements. The remaining portion of the settlement is expected to result in a cash outlay for interest of approximately $2.9 million, which has been accrued by the Company.

  The Company's U.S. federal income tax returns for 2001 through 2003 remain under examination by the IRS. While the final resolution of this on-going examination of the Company's U.S. federal income tax returns for 2001 through 2003 remains uncertain, the Company believes it has made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that the IRS has or may propose. Based on currently available information, management believes that the ultimate outcome of these examinations will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

  Payroll Taxes

  In July 2005, the IRS completed its examination of the Company's U.S. payroll tax returns for 1999 through 2001 and issued an assessment of $60.8 million primarily for penalties. This assessment primarily relates to the timing of the payment of taxes associated with stock option exercises. The Company notified the IRS that it does not agree with the IRS' findings. The Company plans to appeal this assessment and defend itself vigorously. While the final resolution of this issue is uncertain, based on currently available information, the Company believes it has made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that may result from the IRS audit of these U.S. payroll tax returns.

  Indirect (Sales, Use and Value Added) Taxes

  The Company's sales and use tax returns in various states in the United States for 2000 through 2003 and certain international sales and value added tax returns for 2002 through 2004 are currently under examination and/or review by the applicable taxing authorities. While the final resolutions of these on-going examinations are uncertain, the Company believes it has made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that may result from the audits of these tax returns.

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

  Contingent Termination Fee Related to Merger with Oracle Corporation

  Under the terms of the Merger Agreement, the Company may be required to pay Oracle a termination fee in the amount of $140 million in cash under certain circumstances. Please refer to Note 3 for further discussion of the termination fee.

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

  The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the amount of potential future payments, if any, related to such indemnification provisions.

  Lease Obligations

  As of September 30, 2005, the Company leased facilities and certain equipment under non-cancellable operating leases expiring between 2005 and 2022. The Company also leases certain assets, primarily computer equipment, under capital leases expiring in 2008. Future minimum lease payments under both operating and capital leases as of September 30, 2005 are as follows (in thousands):

                                                                 Capital            Operating
                                                                  Leases              Leases
                                                           ------------------  ------------------
Three months ending December 31, 2005..................... $           2,467   $          18,887
Year ending December 31, 2006.............................             2,704              55,767
Year ending December 31, 2007.............................             2,713              54,844
Year ending December 31, 2008.............................               560              54,069
Year ending December 31, 2009.............................                --              53,013
Year ending December 31, 2010, and thereafter.............                --             251,423
                                                           ------------------  ------------------
     Total minimum lease payments.........................             8,444   $         488,003
                                                                               ==================
     Amounts representing interest........................              (628)
                                                           ------------------
     Present value of minimum lease payments..............             7,816
     Less: capital lease obligations, short-term
        portion (included in accrued expenses)............             4,158
                                                           ------------------
     Capital lease obligations, long-term portion
       (included in other long-term liabilities).......... $           3,658
                                                           ==================

  Operating lease commitments related to properties included in the Restructurings are not reflected in the above table, as the Company has reflected the fair value of these obligations in the accompanying unaudited condensed consolidated balance sheet under the caption "restructuring obligations." Please refer to Note 2 for further discussion of the restructuring obligations.

  Acquisitions, Goodwill and Intangible Assets

  The following is a summary of the Company's acquisitions during 2004 and 2005, each of which has been accounted for as a purchase:

  2005 Acquisitions

  Acquisition of edocs, Inc.

  On January 14, 2005, the Company acquired all of the issued and outstanding shares of edocs, Inc. ("edocs"), a leading provider of electronic bill presentment and customer self-service software solutions, for initial consideration of approximately $118.5 million ("Initial Purchase Price"). The Initial Purchase Price consisted of the following: (i) the payment of cash consideration of $101.7 million; (ii) purchase consideration payable of $15.0 million (subsequently paid in the second quarter of 2005); and (iii) transaction costs of $1.8 million, consisting primarily of professional fees incurred related to investment bankers, attorneys, accountants and valuation advisors. As of September 30, 2005, the Company had paid the Initial Purchase Price.

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
                                                           ==================

  In performing the purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of edocs' products, among other factors. In addition to identifiable intangible assets, the Company also purchased certain technologies being developed by edocs at the time of the acquisition, which is commonly referred to as In-Process Research and Development ("IPR&D"). The IPR&D acquired primarily related to edocs' products designed specifically for the telecommunications, healthcare and credit card industries.

  Because the IPR&D had not yet reached technological feasibility and had no alternative future use, the Company reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited condensed statements of operations during the first quarter of 2005.  At the date of the Company's acquisition of edocs, there were six products under development, with the estimated percentage completion for each of these products ranging from approximately 50% to 75%. Subsequent to the acquisition, the Company incurred approximately $2.3 million related to the development of these products, four of which were substantially completed by September 30, 2005. The Company has ceased development of the remaining two products.

  The Company determined the fair values of identifiable intangible assets and the IPR&D using the "income" valuation approach and discount rates ranging from 15% to 32%.  The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for edocs.  Further, the Company also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

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

  The following table presents unaudited summarized combined results of operations of the Company and edocs, on a pro forma basis, as though the companies had been combined as of January 1, 2004. Because the acquisition was completed near the beginning of the first quarter of 2005, the pro forma information for 2005 would not differ materially from the actual results of the Company presented herein and therefore has not been included below. The operating results of edocs have been included in the Company's condensed consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amounts:

                                                              Three Months         Nine Months
                                                                 Ended                Ended
                                                           September 30, 2004  September 30, 2004
                                                           ------------------  ------------------
Total revenues............................................ $         329,215   $         981,515
Net income................................................ $          14,214   $          45,378
Diluted net income per share.............................. $            0.03   $            0.08

  The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2004, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include IPR&D charges or potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of edocs.

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

  During the third quarter of 2005 it was determined that as a result of Eontec meeting certain revenue-related targets as defined in the purchase agreement, the Company is required to pay the former holders of Eontec common stock additional consideration of $15.7 million. Amounts payable to the former holders of Eontec common stock have been recorded as an increase to goodwill in the accompanying unaudited condensed consolidated financial statements. Also during the third quarter of 2005, the Company resolved certain outstanding matters with the former holders of Eontec common stock and certain business partners, which, in accordance with SFAS No. 141 "Business Combinations", resulted in the Company recording a decrease to goodwill of $1.5 million in the accompanying unaudited condensed consolidated financial statements.

  The following table presents unaudited summarized combined results of operations of the Company and Eontec, on a pro forma basis, as though the companies had been combined as of January 1, 2004. Because the acquisition was completed near the beginning of the second quarter of 2004, the results of Eontec for the third quarter of 2004 are included in the actual results of the Company presented herein and therefore actual results for the three months ended September 30, 2004 have not been separately included below. The operating results of Eontec have been included in the Company's condensed consolidated financial statements from the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amount:

                                                               Nine Months
                                                                  Ended
                                                           September 30, 2004
                                                           ------------------
Total revenues............................................ $         949,933
Net income................................................ $          49,500
Diluted net income per share.............................. $            0.09

  The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2004, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include IPR&D charges or potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of Eontec.

  2003 Acquisitions

  Acquisition of UpShot Corporation

  On November 3, 2003, the Company acquired all of the outstanding shares of UpShot Corporation ("UpShot"), a leading provider of a hosted CRM service, for initial cash consideration of $56.0 million. Further information regarding the UpShot acquisition is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. During the three months ended September 30, 2005, the Company entered into an agreement with the former holders of UpShot common stock and certain former employees of UpShot. In the event certain revenue, revenue-related and product delivery targets defined in the agreement are met by June 30, 2007, the Company could be required to pay up to $6.2 million to the former holders of UpShot common stock and $6.2 million to the former employees of UpShot. Amounts paid by the Company under this agreement are being recorded when earned. Based on the amounts earned through September 30, 2005, the Company has recorded $2.2 million in Cost of Professional services, maintenance and other and $2.2 million in Sales and marketing expenses in the accompanying unaudited condensed consolidated financial statements.

  Intangible Assets and Goodwill

  Goodwill

  The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 were as follows (in thousands):

  Balance as of December 31, 2004........................... $         208,306
Purchase of edocs.........................................            82,166
Net adjustments related to acquisition of Eontec..........            14,165
Foreign currency fluctuation..............................            (7,740)
                                                           ------------------
Balance as of September 30, 2005.......................... $         296,897
                                                           ==================

  The Company tests its goodwill for impairment annually on July 1 and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

  Intangible Assets

  Intangible assets as of December 31, 2004 and September 30, 2005, along with their weighted average useful lives as of September 30, 2005, are as follows (in thousands, except years):

                                                                                                        Wtd. Avg.
                                                              December 31,        September 30,           Life
                                                                  2004                2005             (in Years)
                                                           ------------------  ------------------   -----------------
Gross assets:
   Acquired technology.................................... $          14,103   $          32,941                 4.3
   Customer relationships.................................            12,673              15,385                 5.6
   Customer contracts.....................................             2,880               2,649                 4.7
   Non-compete agreements.................................               750                 750                 2.0
                                                           ------------------  ------------------   -----------------
      Intangible assets, gross............................            30,406              51,725                 4.7
                                                           ------------------  ------------------

Accumulated amortization:
   Acquired technology....................................            (2,696)             (8,131)
   Customer relationships.................................            (3,425)             (5,757)
   Customer contracts.....................................              (937)             (1,443)
   Non-compete agreements.................................              (344)               (625)
                                                           ------------------  ------------------
      Total accumulated amortization......................            (7,402)            (15,956)
                                                           ------------------  ------------------
        Intangible assets, net............................ $          23,004   $          35,769
                                                           ==================  ==================

  The Company is amortizing its intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method; and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates. Based on identified intangible assets recorded as of September 30, 2005 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows (in thousands):

                          Period
----------------------------------------------------------
Three months ending December 31, 2005..................... $           2,872
Year ending December 31, 2006.............................            10,595
Year ending December 31, 2007.............................             9,581
Year ending December 31, 2008.............................             9,337
Year ending December 31, 2009.............................             2,692
Year ending December 31, 2010, and thereafter.............               692
                                                           ------------------
     Total................................................ $          35,769
                                                           ==================

  Net Income (Loss) per Share

  The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                          Three Months Ended     Nine Months Ended
                                                                             September 30,         September 30,
                                                                         --------------------  ---------------------
                                                                            2004       2005       2004       2005
                                                                         ---------  ---------  ----------  ---------
Shares used in basic net income (loss) per share computation............  506,706    524,856     503,983    518,833
Effect of dilutive potential common shares resulting from
   stock options........................................................   26,592     20,208      36,388         --
Effect of dilutive potential common shares resulting from restricted
  stock units and common stock subject to repurchase....................        5        149          45         --
                                                                         ---------  ---------  ----------  ---------
Shares used in diluted net income (loss) per share computation..........  533,303    545,213     540,416    518,833
                                                                         =========  =========  ==========  =========

  Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company's stock equivalents (i.e., stock options, restricted stock and RSUs). For the nine months ended September 30, 2005, the Company reported a net loss, and excluded the impact of its common stock equivalents in the computation of dilutive earnings, as their effect would be anti-dilutive. The dilutive impact of the Company's common stock equivalents for the three months ended September 30, 2005, and for the three and nine months ended September 30, 2004, is calculated using the treasury stock method, based on the average share price of the Company's common stock during these periods of $8.93, $7.84 and $10.65 per share, respectively. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

  The Company excludes all potentially dilutive securities from its diluted earnings per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

                                                                          Three Months Ended     Nine Months Ended
                                                                             September 30,         September 30,
                                                                         --------------------  ---------------------
                                                                            2004       2005       2004       2005
                                                                         ---------  ---------  ----------  ---------
Stock options excluded due to the exercise price exceeding
  the average fair value of the Company's common stock
  during the period.....................................................   85,856     57,800      60,430     56,642
Weighted average common stock equivalents, calculated using
  the treasury stock method, that were excluded due to the
  Company reporting a net loss during the period........................       --         --          --     24,100
                                                                         ---------  ---------  ----------  ---------
Total common stock equivalents excluded from diluted net
  income (loss) per share computation...................................   85,856     57,800      60,430     80,742
                                                                         =========  =========  ==========  =========

  Under the treasury stock method, stock options with exercise prices exceeding the average share price of the Company's common stock during the applicable period are excluded from the diluted earnings per share computation. These stock options had weighted average exercise prices of $18.14 and $21.93 per share during the three and nine months ended September 30, 2004, respectively, and weighted average exercise prices of $19.69 per share for both the three and nine months ended September 30, 2005. In addition, as discussed above, stock options with exercise prices equal to or below the average fair value of the Company's common stock were excluded from the diluted earnings per share computation for the nine months ended September 30, 2005, because the Company reported a net loss for that period. The weighted average fair value of the Company's common stock during the nine months ended September 30, 2005 was $8.96 per share.

  Restricted Stock and Restricted Stock Units

  Restricted Stock

  On January 31, 2005, the Nominating and Corporate Governance Committee of the Company's Board of Directors approved 2005 compensation for its non-employee directors such that each non-employee director would receive compensation equivalent to the fair value of a stock option to purchase 20,000 shares of the Company's common stock (based on the Black-Scholes option valuation model and the fair market value of the Company's common stock on the date of grant) to be allocated as follows: 50% in cash and 50% in shares of restricted stock that vest in full on January 31, 2006. Accordingly, in the first quarter of 2005 the Company awarded each of its non-employee directors compensation of $32,500 in cash and 3,750 shares of restricted stock (an aggregate of 22,500 shares for all six non-employee directors at that time) that will vest in full on January 31, 2006 in consideration for their service as a director in 2005. The Company recorded deferred compensation of $0.2 million related to this issuance of restricted stock, which is being expensed on a straight-line basis over the one-year vesting period.

  In the event an employee or member of the Company's Board of Directors who has been awarded restricted stock discontinues service prior to the expiration of the vesting period, the Company may repurchase any unvested shares of the restricted stock at the lower of (i) the original purchase price of the restricted stock or (ii) the fair value of the Company's common stock. The Company's right to repurchase the shares lapses over the vesting period of the restricted stock. As of December 31, 2004 and September 30, 2005, a total of 71,000 and 83,214 shares, respectively, of the Company's restricted common stock remain subject to repurchase by the Company. There were no repurchases of restricted stock during the nine months ended September 30, 2005.

  Restricted Stock Units ("RSUs")

  RSUs are similar to restricted stock in that they are issued for no, or nominal, consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. The following table presents the activity related to RSUs during the nine months ended September 30, 2005:

                                                                                 Number of RSUs:
                                                           ----------------------------------------------------------
                                                           Employee/Officer (1)      CEO (2)              Total
                                                           ------------------   -----------------   -----------------
   Unvested balances as of December 31, 2004..............           132,500             200,000             332,500
     RSUs granted to employees............................         1,259,361                  --           1,259,361
     RSUs granted to officers.............................           555,000             350,000             905,000
     RSUs vested during period............................           (34,500)           (350,000)           (384,500)
     RSUs canceled due to employee terminations...........          (282,595)                 --            (282,595)
                                                            -----------------   -----------------   -----------------
   Unvested balances as of September 30, 2005.............         1,629,766             200,000           1,829,766
                                                            =================   =================   =================

  (1) The Company recorded an aggregate of $19.1 million of deferred compensation during the nine months ended September 30, 2005 in connection with the issuance of these RSUs, which the Company is amortizing on a straight-line basis over the respective vesting periods. These RSUs generally vest either on the third or fourth anniversary of the date of grant; provided, however that the vesting of a portion of such RSUs may accelerate upon achievement of specified objective financial performance goals as further described below.

  Specifically, the Compensation Committee has approved the following performance goals for 2005 and 2006:

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

  For each goal that is fully achieved, vesting will be accelerated for 25% of the total shares granted, such that up to half of such accelerated shares would vest on January 31 of the year in which the Compensation Committee of the Company's Board of Directors determines that each of that year's goals have been met, and up to half of the remaining shares would vest on January 31 of the following year.

  (2) In connection with the resignation of the Company's former Chief Executive Officer, J. Michael Lawrie, and in accordance with the terms of his offer letter, the 200,000 unvested shares of his RSU for 350,000 shares of common stock (150,000 shares had already vested pursuant to the normal vesting schedule) immediately vested in full upon his resignation.

  On April 30, 2005, the Company granted to its current Chief Executive Officer, George Shaheen, an RSU for 350,000 shares of its common stock in connection with his commencement of employment. The terms of the RSU provide that 150,000 of the underlying shares of common stock vested during the second quarter of 2005, and accordingly the Company has expensed $1.4 million in the accompanying unaudited condensed consolidated financial statements. The remaining 200,000 shares vest two years from his commencement of employment. The Company recorded $1.8 million of deferred compensation in connection with the issuance of this RSU, which the Company is amortizing to compensation expense on a straight-line basis over the vesting period.

  Segment and Geographic Information

  The Company is principally engaged in the design, development, marketing, licensing and support of Siebel Business Applications, its family of front-office business software applications. Substantially all revenues result from the license of the Company's front-office software products and related professional services and customer support (maintenance) services. The Company's chief operating decision-maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and product for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

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

  The following geographic information for total revenues is presented for the three and nine months ended September 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                 2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
United States................................ $  200,612  $  203,560  $  583,803  $  570,459
Europe.......................................     93,550     107,611     286,654     303,552
Asia Pacific.................................     15,342      23,463      56,139      57,295
Canada and Latin America.....................      7,582      13,223      20,836      29,086
                                              ----------- ----------- ----------- -----------
                                              $  317,086  $  347,857  $  947,432  $  960,392
                                              =========== =========== =========== ===========

  International software license revenues for the three and nine months ended September 30, 2004 were $34.8 million and $126.6 million, respectively, representing 33% and 39% of software license revenues, respectively. International software license revenues for the three and nine months ended September 30, 2005 were $53.1 million and $120.0 million, respectively, representing 47% and 45% of software license revenues, respectively. The Company's international software license revenues are derived from countries principally in Europe and Asia Pacific, which includes Japan.

  The following is a summary of the Company's software license revenues by product for the three and nine months ended September 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                 2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
   Sales, marketing and service automation... $   68,817  $   69,012  $  232,168  $  177,562
   Customer and business analytics...........     27,429      30,015      76,139      65,342
   Customer data integration.................      8,333      13,101      17,900      22,530
                                              ----------- ----------- ----------- -----------
        Total................................ $  104,579  $  112,128  $  326,207  $  265,434
                                              =========== =========== =========== ===========

  At times the Company licenses a combination of its products to its customers, with the actual product selection and number of licensed users determined subsequent to the initial license. The Company refers to these licenses as "Enterprise Licenses." The Company recognizes revenue from its Enterprise Licenses upon delivery of the first copy, or product master, for all of the products within the license, as all products have been licensed and delivered, and the customer has the right of use. During the three and nine months ended September 30, 2004 software license revenues from Enterprise Licenses were $11.8 million and $48.8 million, respectively. During the three and nine months ended September 30, 2005 software license revenues from Enterprise Licenses were $14.6 million and $24.9 million, respectively. The Company estimates the allocation of the revenue from these Enterprise Licenses to individual software products based upon the expected usage by its customers and in a manner consistent with its determination of compensation for its sales personnel. The actual deployment of Enterprise Licenses by the Company's customers may differ from the revenue allocations in the above table.

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

  The following is a summary of the Company's professional services, maintenance and other revenues, by service offering, for the three and nine months ended September 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                 2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
  Maintenance................................ $  118,059  $  124,810  $  347,350  $  370,204
  Professional services and other............     94,448     110,919     273,875     324,754
                                              ----------- ----------- ----------- -----------
      Total.................................. $  212,507  $  235,729  $  621,225  $  694,958
                                              =========== =========== =========== ===========

  No single customer accounted for 10% or more of total revenues during the three or nine months ended September 30, 2004 and 2005.

  Dividends

  On June 8, 2005, the Company's Board of Directors approved a quarterly dividend of $0.025 per share. This quarterly dividend of approximately $13.0 million was paid July 15, 2005 to stockholders of record on June 30, 2005. Given the pendency of the acquisition of the Company by Oracle, the Company does not plan to grant further dividends at this time.

  Subsequent Events

  On October 5, 2005, the Company and its Canadian subsidiary, Siebel Janna Arrangement, Inc. ("Siebel Janna") announced that the board of directors of Siebel Janna had established December 7, 2005 as the redemption date of Siebel Janna's outstanding exchangeable non-voting shares, and that Janna Nova Scotia Sub Company, another subsidiary of the Company, has exercised its overriding right to purchase all of the outstanding exchangeable non-voting shares (other than exchangeable non-voting shares that are held by the Company and its affiliates). The exchangeable non-voting shares, which were issued in conjunction with the Company's acquisition of Janna Systems Inc. in November 2000, will be exchanged for shares of the Company's common stock on a one-for-one basis on December 7, 2005.

  Of the original 5,097,247 exchangeable non-voting shares of Siebel Janna issued, as of October 4, 2005, the date that notice of the redemption was sent to holders of exchangeable non-voting shares of Siebel Janna, 1,258,620 shares remained outstanding, other than exchangeable non-voting shares that are held by the Company and its affiliates. For financial reporting purposes, the exchangeable non-voting shares of Siebel Janna are already included in the Company's outstanding shares. Therefore, no change in the number of shares of common stock outstanding will result from the exchange. A notice providing further details has been mailed to the holders of exchangeable non-voting shares of Siebel Janna.

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

Merger with Oracle Corporation

On September 12, 2005, Oracle Corporation ("Oracle") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with us. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sierra Merger Sub Inc., a wholly owned subsidiary of Ozark Holding Inc. (the "Holding Company"), will merge with and into Siebel Systems, with Siebel Systems as the surviving corporation of such merger and Ozark Merger Sub Inc., a wholly owned subsidiary of the Holding Company, will merge with and into Oracle, with Oracle as the surviving corporation of such merger (collectively, the "Merger"). As a result of the Merger: (i) Siebel Systems and Oracle will each become a wholly owned subsidiary of the Holding Company and (ii) the Company's stockholders will receive $10.66 per share in cash for each Siebel Systems share held, unless they elect to receive Oracle common stock, but no more than 30% of Siebel Systems' common shares may be exchanged for Oracle common stock. In the event that stockholders holding more than 30% of Siebel Systems' common stock elect to receive Oracle common stock, the equity consideration will be pro-rated. Consummation of the Merger is subject to customary closing conditions, including antitrust approvals and approval by Siebel Systems' stockholders. Thomas M. Siebel, who holds approximately seven percent of Siebel Systems' outstanding common stock, has entered into an agreement requiring him to vote in favor of the Merger.

Under the terms of the Merger Agreement, Siebel Systems may be required to pay Oracle a termination fee in the amount of $140 million in cash in the following circumstances:

  the Merger Agreement is (1) terminated by Oracle or Siebel Systems because Siebel Systems' stockholders fail to adopt the Merger Agreement and approve the transaction, (2) prior to the stockholders' meeting, a third party publicly announces and does not withdraw a competing acquisition proposal for Siebel Systems and (3) within 12 months of termination of the Merger Agreement Siebel Systems completes a competing acquisition proposal or enters into an agreement providing for a competing acquisition proposal which transaction is ultimately completed;

  the Merger Agreement is terminated by Oracle because Siebel Systems' Board of Directors withdraws its recommendation to Siebel Systems' stockholders to adopt the Merger Agreement and approve the transaction or modifies its recommendation in a manner adverse to Oracle; or

  the Merger Agreement is terminated because Siebel Systems accepts, or enters into a written agreement for a transaction constituting, a superior proposal made by a third party.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

We have incurred merger-related expenses associated with our pending merger with Oracle totaling $1.6 million in the three months ended September 30, 2005, which were principally comprised of legal fees, and are included in General and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

On October 24, 2005, we received a Request for Additional Information (also known as a "Second Request") from the United States Department of Justice (the "DOJ"), pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, in connection with our contemplated acquisition by Oracle. We are cooperating in full with the DOJ.

Executive Summary

Our unaudited condensed consolidated financial statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, a summary of our operating results for the first three quarters of 2005, certain key financial metrics for the first three quarters of 2005, and our outlook for the fourth quarter of 2005. This executive summary should be read in connection with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, the section entitled "Risk Factors" in this Item 2, and our unaudited condensed consolidated financial statements and notes included in Item 1 of this quarterly report.

Overview of Our Business and Products

We are a leading provider of business applications software for the front office. We consider the front office to include those areas of business activity that involve customer interactions, such as sales, marketing and service. We are principally engaged in the design, development, marketing, licensing and support of our front-office business applications. A majority of our revenues are derived from perpetual licenses of our software products, the related professional services, such as training and implementation services, and the related customer support, otherwise known as maintenance. Specifically, we license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services. Payment terms for our arrangements are negotiated with our customers and are based on a variety of factors, including the customer's credit standing and our history with the customer.

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

In addition to licensing our applications on a per-user basis, we also offer two hosted software solutions, Siebel CRM OnDemand and Siebel Contact OnDemand, as services available over the Internet. Siebel CRM OnDemand offers customers CRM and analytics functionality, and Siebel Contact OnDemand offers customers call center functionality. We provide these OnDemand solutions for a monthly per-user subscription fee, with a typical contractual period of one year. Our OnDemand solutions allow our customers to implement software solutions quickly, easily and cost-effectively. Our OnDemand solutions integrate with the on-premise Siebel Business Applications, enabling organizations to deploy our solutions in any combination of online hosted or on-premise delivery models.

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

Improvement of Our Operating Performance

In the third quarter of 2005, we simplified our go to market organizations and established clear, strong leadership and accountability in each of our three major geographic regions. These changes helped the Company achieve its overall license revenue objectives. Transaction volumes and average transaction sizes rebounded to recent historical levels and we achieved a balanced distribution of transactions greater than $5M, greater than $1M, and less than $1M. Our results also reflect confidence in the future of Siebel CRM following the proposed Oracle transaction.

Software license revenues increased by $7.5 million, or 7%, from $104.6 million during the three months ended September 30, 2004 to $112.1 million for the same period in 2005, and decreased by $60.8 million, or 19%, from $326.2 million during the first nine months of 2004 to $265.4 million for the same period in 2005. Despite the shortfall in our software license revenues during the first nine months of 2005, there were a number of positive areas in our business during the third quarter and first nine months of 2005. Professional services and other revenues increased by $16.5 million, or 17%, from $94.4 million during the three months ended September 30, 2004 to $110.9 million for the same period in 2005, and increased by $50.9 million, or 19%, from $273.9 million during the first nine months of 2004 to $324.8 million for the same period in 2005. Maintenance renewals remained solid during the first nine months of 2005, and maintenance revenues grew by $6.8 million, or 6%, from $118.1 million during the three months ended September 30, 2004 to $124.8 million for the same period in 2005, and grew by $22.9 million, or 7%, from $347.3 million in the first nine months of 2004 to $370.2 million for the same period in 2005. Our OnDemand total contract value closed increased $3.7 million, or 49%, to approximately $11.3 million for the three months ended September 30, 2005, from $7.6 million for the same period in 2004, and increased $25.7 million, or 157%, to approximately $42.1 million for the first nine months of 2005 from $16.4 million for the same period in 2004. The number of OnDemand subscribers increased on a year-over-year basis by 83% to 44,000 at September 30, 2005, as compared to 24,000 at September 30, 2004. The number of live users of our software increased by approximately 233,000 during the third quarter of 2005 to 3.7 million users at September 30, 2005, as compared to 2.7 million users at September 30, 2004.

Summary of Our Operating Results and Certain Key Financial Metrics

The following is a brief summary of our key financial metrics and operating results for the three and nine months ended September 30, 2004 and 2005 (in thousands, except EPS, percentages and DSO):

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                         --------------------------------     --------------------------------
                                                               2004             2005                2004             2005
                                                         ---------------  ---------------     ---------------  ---------------
  Revenues:
   Software license...................................   $      104,579   $      112,128      $      326,207   $      265,434
   Maintenance........................................          118,059          124,810             347,350          370,204
   Professional services and other....................           94,448          110,919             273,875          324,754
                                                         ---------------  ---------------     ---------------  ---------------
        Total revenues................................   $      317,086   $      347,857      $      947,432   $      960,392
                                                         ===============  ===============     ===============  ===============
   Annualized total revenue per employee..............   $          260   $          280      $          259   $          251
                                                         ===============  ===============     ===============  ===============

  Cost and expenses:
   Restructuring, other charges, and
        acquisition-related expenses (1)..............   $        6,742   $        8,477      $       12,307   $       93,934
   All other costs and expenses, on-going (2).........          286,377          303,212             871,739          923,511
                                                         ---------------  ---------------     ---------------  ---------------
       Total costs and expenses.......................   $      293,119   $      311,689      $      884,046   $    1,017,445
                                                         ===============  ===============     ===============  ===============

  Other key operating statistics:
   Operating income (loss)............................   $       23,967   $       36,168      $       63,386   $      (57,053)
   Operating margin...................................                8%             10%                 7%             (6)%
   Earnings (loss) per share, diluted ("EPS").........   $         0.03   $         0.06      $         0.11   $        (0.04)
   Cash flows from operations.........................   $       19,714   $       11,235      $      190,862   $       96,372

                                                        December 31,      March 31,            June 30,       September 30,
                                                              2004             2005                2005              2005
                                                         ---------------  ---------------     ---------------  ---------------
  Balance sheet statistics:
   Cash and short-term investments....................   $    2,246,488   $    2,196,276      $    2,241,741   $    2,247,176
   Deferred revenue...................................   $      357,223   $      365,979      $      331,436   $      315,170
   Days sales outstanding ("DSO").....................               67               77                  60               59
   Working capital....................................   $    1,866,869   $    1,827,059      $    1,825,859   $    1,872,755
   Total stockholders' equity.........................   $    2,246,644   $    2,293,590      $    2,229,294   $    2,286,119

(1) Please refer to "Restructuring and Other Charges" and "Purchased In-Process Product Development" in the following pages for a further discussion of these expenses.

(2) Represents the sum of (i) total cost of revenues, (ii) product development expense, (iii) sales and marketing expense and (iv) general and administrative expense. We believe these expenses are more representative of our on-going operations.

  Software license revenues increased by 7.2% from $104.6 million during the three months ended September 30, 2004 to $112.1 million for the three months ended September 30, 2005, primarily due to an increase in the number of transactions closed. License revenues decreased by 18.6% from $326.2 million during the nine months ended September 30, 2004 to $265.4 million for the nine months ended September 30, 2005, primarily due to our inability to close on certain transactions in our sales pipeline during the first two quarters of 2005.

  Maintenance revenues increased by 5.7% from $118.1 million for the three months ended September 30, 2004 to $124.8 million for the three months ended September 30, 2005, and increased by 6.6% from $347.4 million for the nine months ended September 30, 2004 to $370.2 million for the nine months ended September 30, 2005. Maintenance revenues have increased primarily due to new maintenance agreements entered into in connection with new software licenses. In addition, the renewal rate among our existing customer base remained strong.

  Professional services and other revenues, which primarily relate to implementation and training services performed in connection with new software licenses, increased by 17.4% from $94.4 million for the three months ended September 30, 2004 to $110.9 million for the three months ended September 30, 2005, and increased by 18.6% from $273.9 million for the nine months ended September 30, 2004 to $324.8 million for the nine months ended September 30, 2005. Our professional services and other revenues increased on year-over-year basis due to continued utilization improvements in our services organization and the increased success of our partner programs aimed at growing sales.

  Annualized total revenue per employee increased year-over-year for the three months ended September 30, from $260,000 to $280,000 per employee, primarily due to higher revenue and lower headcount. Annualized total revenue per employee decreased year-over-year for the nine months ended September 30, from $259,000 to $251,000 per employee, primarily due to the year-over-year decreases in our software license revenues, coupled with a year-over-year increase in our employee base primarily due to our acquisitions of edocs, Inc. ("edocs") and Eontec Limited ("Eontec").

  All other costs and expenses, on-going increased by 5.9% from $286.4 million for the three months ended September 30, 2004 to $303.2 million for the three months ended September 30, 2005, and increased by 5.9% from $871.7 million for the nine months ended September 30, 2004 to $923.5 million for the nine months ended September 30, 2005, primarily due to increases in costs related to the expansion of our employee base (primarily as a result of our acquisitions of edocs and Eontec), which were partially offset by further cost savings from our costs controls, including reductions in depreciation expense and travel and entertainment ("T&E") expenses.

  Operating income increased from $24.0 million, representing an operating margin of 8%, during the three months ended September 30, 2004 to $36.2 million, representing an operating margin of 10%, during the three months ended September 30, 2005, primarily due to the increase in our software license, professional services, maintenance and other revenues discussed above, net of increases in (i) the restructuring, other charges, and acquisition-related expenses described in the following pages; and (ii) a net increase in all other costs and expenses, on-going, for the reasons described above, which costs and expenses include $4.3 million related to an amendment to the UpShot merger agreement, and $1.6 million of merger-related expenses associated with our pending merger with Oracle. Operating income decreased from $63.4 million, representing an operating margin of 7%, during the nine months ended September 30, 2004 to an operating loss of $57.1 million, representing a negative operating margin of 6%, during the nine months ended September 30, 2005, primarily due to (i) the restructuring, other charges and acquisition-related expenses described in the following pages; (ii) the decline in our software license revenues discussed above; and (iii) a net increase in all other costs and expenses, on-going, for the reasons described above, net of the increase in our professional services, maintenance and other revenues.

  Cash and short-term investments were effectively unchanged from $2,246.5 million as of December 31, 2004 to $2,247.2 million as of September 30, 2005, representing approximately 72.8% of total assets as of the end of each of these respective periods. Cash and short-term investments were affected primarily by net acquisition-related expenditures of $108.3 million associated with our acquisition of edocs on January 14, 2005, offset by continued positive cash flows from operations of $96.4 million.

  Deferred revenues decreased by $42.0 million, or 11.8%, from $357.2 million as of December 31, 2004 to $315.2 million as of September 30, 2005, primarily due to seasonally higher maintenance renewal billings at the end of 2004.

  Accounts receivable—Days sales outstanding ("DSO") were 67 days and 59 days as of December 31, 2004 and September 30, 2005, respectively. The decrease in DSO was due to our improved focus on cash collections and the seasonal reduction in maintenance renewal billings discussed above.

  Working capital increased from $1,866.9 million as of December 31, 2004 to $1,872.8 million as of September 30, 2005. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in revenue generation capabilities.

  Stockholders' equity increased $39.5 million, or 1.8%, from $2,246.6 million as of December 31, 2004 to $2,286.1 million as of September 30, 2005. Stockholders' equity increased $51.4 million as a result of the IRS settlement described further in Notes 1 and 4 to the accompanying unaudited condensed consolidated financial statements and $64.2 million from stock option exercises and stock issuances related to our employee stock purchase plan. These increases were offset by our net loss of $19.3 million for the nine months ended September 30, 2005, a $39.9 million currency translation adjustment charge during the period due to exchange rate changes, and our $13.0 million quarterly dividend discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Outlook

Our outlook for the fourth quarter of 2005 reflects our current expectation for fourth quarter results comparable to those achieved in the third quarter of 2005, our current views on revenue generation given the pending Merger with Oracle, and is based on both top down and bottoms up forecasting. Our outlook does not reflect normal seasonality due in part to our uncertainty regarding the impact of the pending Merger with Oracle on our business and general uncertain economic conditions and other risk factors that can affect our results.

For the fourth quarter of 2005, we currently anticipate that our total revenues will be between $340 million and $360 million. We expect the individual components of our total revenues to be within the following ranges:

  software license revenues—between $110 million and $130 million;
  maintenance revenues—between $120 million and $126 million; and
  professional services and other revenues—between $110 million and $115 million.

Our expectations regarding our revenues and our ability to execute against those expectations may be negatively impacted by many factors, including (i) a deterioration in global economic conditions and/or information technology spending; (ii) a continued lengthening of our sales cycle and/or reduction in our sales pipeline; (iii) additional terrorist attacks or threats of terrorist attacks; (iv) geopolitical uncertainties, including continued hostilities involving the United States; (v) corporate and consumer confidence in the economy, as evidenced, in part, by the levels of the stock market; (vi) continued intense competition, including new technological innovations and business models within our industry; (vii) the uncertainty in the application software industry and resulting reductions in capital expenditures; (viii) the loss of or inability to retain key employees; and (ix) other factors, including those described under "Risk Factors" below.

We expect total costs and expenses in the fourth quarter of 2005 to be slightly less than the levels incurred in the third quarter of 2005. Our expectations regarding our total costs and expenses are exclusive of an additional (approximately) $4 million to $7 million in non-operating, Merger related expenses (primarily legal and accounting expenses). If we exceed our revenue projections, we expect an increase in expenses that vary directly with revenues, such as sales commissions, employee bonuses and cost of revenues.

As discussed further in Note 4 to the accompanying unaudited condensed consolidated financial statements, certain of our U.S. payroll tax returns, U.S. sales and use tax returns, and international sales and value added tax returns, are currently under examination and/or review by the applicable taxing authorities. In July 2005, the IRS issued the Company an assessment related to our previously disclosed payroll tax audit for $60.8 million primarily in proposed penalties, primarily associated with our alleged failure to pay payroll taxes withheld on employee stock option exercises in a timely fashion. The Company notified the IRS that it does not agree with the IRS' findings. The Company plans to appeal this assessment and defend itself vigorously. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for. Specifically, we may receive assessments related to the audits and/or reviews of these tax returns that exceed amounts provided for in our condensed consolidated financial statements. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

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

As discussed in Note 4 to the accompanying condensed consolidated financial statements, our U.S. federal income tax returns for 2001 through 2003 are currently under examination by the IRS. While the final resolution of the IRS's on-going examination is uncertain, we believe that we have made adequate provision in the accompanying condensed consolidated financial statements for any adjustments that the IRS has or may propose with respect to our U.S. federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying condensed consolidated financial statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. We currently do not believe any such revision would materially impact our effective tax rate, income tax provision and net income.

Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2005

Revenues

Our total revenues increased from $317.1 million for the three months ended September 30, 2004 to $347.9 million for the three months ended September 30, 2005, and from $947.4 million for the nine months ended September 30, 2004 to $960.4 million for the nine months ended September 30, 2005, representing a year-over-year increase of 9.7% for the three months ended September 30, and a year-over-year increase of 1.4% for the nine months ended September 30. Our total revenues increased during the third quarter of 2005 from the third quarter of 2004 due to increases in all our revenue streams. Our total revenues increased during the first nine months of 2005 from the first nine months of 2004 due to increases in our professional services, maintenance and other revenues, which offset the decrease in our software license revenues.

The following summarizes the components of our total revenues:

Software

The following table sets forth our software license revenues, both in absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Software license revenues............ $104,579    $112,128    $   7,549       7%  $326,207   $265,434    $ (60,773)   (19)%
Percentage of total revenues.........       33%        32%                             34%       28%

Software license revenues increased by 7% from the three months ended September 30, 2004 to the three months ended September 30, 2005, primarily due to an increase in the number of transactions closed. Software license revenues decreased by 19% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, primarily due to our inability to properly execute on closing transactions in our sales pipeline in the first half of 2005.

The year-over-year increase in our software license revenues during the three months ended September 30, 2005 was across all of our product lines, but primarily in our customer data integration product line, which improved by 57.2%, and our analytics product line, which improved by 9.4%. The year-over-year decrease in our software license revenues during the nine months ended September 30, 2005 was due to declines in our core sales, marketing and service automation product line, which declined by 23.5%, and our analytics product line, which declined by 14.2%, net of increases in our customer data integration product line, which improved by 25.9%. The following is a summary of our software license revenues, by product, for the three and nine months ended September 30, 2004 and 2005 (in thousands):

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                  2004        2005        2004        2005
                                              ----------- ----------- ----------- -----------
   Sales, marketing and service automation... $   68,817  $   69,012  $  232,168  $  177,562
   Customer and business analytics...........     27,429      30,015      76,139      65,342
   Customer data integration.................      8,333      13,101      17,900      22,530
                                              ----------- ----------- ----------- -----------
        Total................................ $  104,579  $  112,128  $  326,207  $  265,434
                                              =========== =========== =========== ===========

The following is a summary of certain key operating metrics that we use to track the progress of our on-premise software license revenues:

                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                           ----------------------     ---------------------
Other key software license metrics:                           2004        2005           2004       2005
---------------------------------------------------------- ----------  ----------     ---------- ----------
Transactions equal to or greater than $5 million..........         2           1              8          3
Transactions between $1 million and $5 million............        30          32             68         68
Total number of transactions..............................       296         318            901        857
Average transaction size (in thousands)................... $     353   $     353      $     362  $     310

As the above table indicates, the increase in our revenues during the year-over-year period for the three months ended September 30 was primarily due to an increase in the total number of license revenue transactions. The decline in our revenues during the year-over-year period for the nine months ended September 30 was primarily associated with (i) our largest transactions—those generating revenue of $5 million and over—which decreased from 8 transactions to 3 transactions,; (ii) our average transaction size, which decreased from $362,000 to $310,000 (due primarily to the reduced number of larger transactions); and (iii) the total number of license revenue transactions, which declined from 901 transactions to 857 transactions.

We market our products through our direct sales force, and to a limited extent through distributors primarily in Europe, Asia Pacific, Japan and Latin America. International license revenues accounted for 33% and 39% of software license revenues during the three and nine months ended September 30, 2004, respectively, and 47% and 45% of software license revenues during the three and nine months ended September 30, 2005, respectively. We expect international software license revenues will continue to account for a significant portion of our overall software license revenues in the foreseeable future. Because the majority of our software license arrangements and related operating activities are denominated in U.S. dollars, foreign currency exchange rates did not have a significant impact on software license revenues, total revenues or net income for any period presented.

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

Also included in professional services, maintenance and other revenues is revenue from Siebel CRM OnDemand and Siebel Contact OnDemand. Our customers typically prepay for these subscription services, which we defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.

Professional services, maintenance and other revenues increased by $23.2 million, or 11%, from $212.5 million for the three months ended September 30, 2004 to $235.7 million for the three months ended September 30, 2005, and increased by $73.7 million, or 12%, from $621.2 million for the nine months ended September 30, 2004 to $694.9 million for the nine months ended September 30, 2005. This increase was primarily due to the following: (i) increased use of third-party resources, (ii) an increase in our installed base of customers receiving maintenance, (iii) continued utilization improvements in our services organization, (iv) our acquisition of edocs, and (v) the success of our partner programs aimed at growing sales.

The following sets forth the individual components of these revenues in terms of absolute dollars and as a percentage of total revenues (in thousands, except percentages):

                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change       %        2004       2005       Change      %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Maintenance:
Absolute dollars..................... $118,059    $124,810    $   6,751       6%  $347,350   $370,204    $  22,854      7%
Percentage of total revenues.........       37%        36%                             37%       39%

Professional services and other:
Absolute dollars..................... $ 94,448    $110,919    $  16,471      17%  $273,875   $324,754    $  50,879     19%
Percentage of total revenues.........       30%        32%                             29%       34%

Total Professional services,
   maintenance and other:
Absolute dollars..................... $212,507    $235,729    $  23,222      11%  $621,225   $694,958    $  73,733     12%
Percentage of total revenues.........       67%        68%                             66%       72%

Maintenance revenues, in absolute dollars, increased during the three and nine months ended September 30, 2005 from the respective periods in 2004 primarily due to new maintenance agreements entered into in connection with the license of our software to new and existing customers. In addition to expanding our customer base receiving maintenance, we continue to maintain strong renewal rates within our existing customer base.

Professional services and other revenues, both in absolute dollars and as a percentage of total revenues, increased during the three and nine months ended September 30, 2005 from the respective periods in 2004, primarily due to improved utilization rates, and additional sales of new service offerings.

Cost of Revenues

The following table sets forth our total cost of revenues, both in absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Total cost of revenues............... $112,156    $123,100    $  10,944      10%  $334,464   $364,688    $  30,224      9%
Percentage of total revenues.........       35%        35%                             35%       38%
Gross Margin.........................       65%        65%                             65%       62%

The increases in our total cost of revenues during the three and nine months ended September 30, 2005 compared to the respective periods in 2004 was primarily due to an increase in the demand for our professional services and maintenance services, which in turn resulted in an increase in the corresponding cost of revenues. Total cost of revenues increased as a percentage of our total revenues for the nine months ended September 30, 2005 from the respective period in 2004 primarily due to a higher percentage of our revenues being derived from our professional services, which are at lower margins than our software license revenues. Total cost of revenues remained consistent as a percentage of our total revenues for the three months ended September 30, 2005 from the respective period in 2004 due to a consistent percentage of revenues being derived from professional services and software licenses year-over-year.

The following summarizes the individual components of our cost of revenues:

Software

Cost of software license revenues includes amortization of acquired technology, third-party software royalties and product packaging, production and documentation. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The following table sets forth our cost of software license revenues in terms of absolute dollars and as a percentage of software license revenues for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of software license revenues.... $  3,010    $  4,327    $   1,317      44%  $  9,054   $ 12,107    $   3,053     34%
Percentage of software
   license revenues..................        3%         4%                              3%        5%

Cost of software license revenues increased in absolute dollars and as a percentage of software license revenues from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 primarily due to an increase in intangible asset amortization expense associated with our acquisitions of Eontec in April 2004, and edocs in January 2005.

Professional Services, Maintenance and Other

Cost of professional services, maintenance and other revenues consist primarily of personnel, facilities and systems costs incurred to provide training, consulting, technical support and other professional services. The following table sets forth our cost of professional services, maintenance and other revenues in terms of absolute dollars and as a percentage of these revenues for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Cost of professional services,
   maintenance, and other revenues... $109,146    $118,773    $   9,627       9%  $325,410   $352,581    $  27,171      8%
Percentage of professional services,
   maintenance, and other revenues...       51%        50%                             52%       51%

The following is a summary of the year-over-year changes in our cost of professional services, maintenance and other revenues during the three and nine months ended September 30, 2005 from the respective period in 2004 (in thousands):

                                                               Year-Over-Year Change
                                                           ----------------------------
                                                               Three           Nine
                                                               Months         Months
                                                               Ended          Ended
                                                            September 30,  September 30,
Cost component:                                                 2005           2005
---------------------------------------------------------- -------------  -------------
Outside consulting and cost of training................... $      5,063   $     23,174
Personnel-related costs (compensation, benefits, etc.)....        6,170         16,261
Rebillable T&E expenses...................................        1,347          5,168
Upshot accrual............................................        2,151          2,151
Depreciation expense......................................       (3,445)       (13,102)
Facility-related costs (rent, utilities, etc.)............       (1,373)        (4,098)
Non-billable T&E expenses.................................          347         (1,765)
Amortization of intangibles...............................         (633)          (618)
                                                           -------------  -------------
          Total year-over-year change..................... $      9,627   $     27,171
                                                           =============  =============

Cost of professional services, maintenance and other revenues increased on a year-over-year basis during the three and nine months ended September 30, 2005 primarily due to an increase in the demand for our professional services and maintenance offerings. Specifically, as a result of the increase in the demand for these services we increased the use of outside consultants in order to supplement customer engagements in lieu of hiring additional personnel. Accordingly, outside consulting and cost of training increased on a year-over-year basis in the three and nine months ended September 30, 2005.

Personnel-related costs also increased on a year-over-year basis during the three and nine months ended September 30, 2005, primarily due to additional incentive compensation earned as a result of the continued improvement in our professional services revenues and margins, and an increase in headcount, including increased headcount resulting from our acquisition of edocs (average headcount of 2,059 and 2,026 in the three and nine months ended September 30, 2005, respectively, compared to 1,903 and 1,956 in the three and nine months ended September 30, 2004, respectively).

Similarly, as a result of the increased demand for these services, recurring rebillable T&E expenses increased commensurate with the increases in our professional services revenues.

Also contributing to the increase in cost of professional services, maintenance and other revenues on a year-over-year basis during the three and nine months ended September 30, was the accrual of $2.2 million related to an amendment to the UpShot merger agreement entered into during the three months ended September 30, 2005, as discussed in Note 5 to the accompanying unaudited condensed consolidated financial statements.

Partially offsetting the above increases in cost of professional services revenues were further reductions in these costs due to our cost control initiatives (e.g., the Restructurings, as described more fully in Note 2 to the accompanying unaudited condensed consolidated financial statements and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense, and previous consolidations of our facilities have resulted in further reductions in our facility-related expenses. In addition, we continue to monitor discretionary expenditures, such as non-billable T&E expenses, resulting in further reductions in our cost of professional services, maintenance and other revenues.

Cost of professional services, maintenance and other revenues as a percentage of the corresponding revenues were consistent at 50% and 51% during the three and nine months ended September 30, 2005, respectively, as compared to 51% and 52% during the three and nine months ended September 30, 2004, respectively. Similarly, our gross margin related to our professional services, maintenance and other revenues was consistent at 50% and 49% during the three and nine months ended September 30, 2005, respectively, as compared to 49% and 48% during the three and nine months ended September 30, 2004, respectively.

Operating Expenses

Product Development

Product development expense includes costs associated with the development of new products, enhancements of existing products, quality assurance activities and vertical engineering. These costs consist primarily of employee salaries and benefits, occupancy costs, the cost of software development tools and equipment, and consulting costs, including costs for offshore consultants. The following table sets forth our product development expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Product development expense.......... $ 70,310    $ 64,036    $  (6,274)     (9)%  $219,070   $211,901    $  (7,169)    (3)%
Percentage of total revenues.........       22%        18%                             23%       22%

The following is a summary of the year-over-year changes in our product development expenses during the three and nine months ended September 30, 2005 from the respective period in 2004 (in thousands):

                                                               Year-Over-Year Change
                                                           ----------------------------
                                                               Three           Nine
                                                               Months         Months
                                                               Ended          Ended
                                                            September 30,  September 30,
Cost component:                                                 2005           2005
---------------------------------------------------------- -------------  -------------
Personnel-related costs (compensation, benefits, etc.).... $       (481)  $      9,451
Depreciation expense......................................       (2,684)       (10,616)
T&E expenses..............................................         (237)        (3,022)
Facility-related costs (rent, utilities, etc.)............       (1,461)        (1,691)
Outside consulting and other costs, net...................       (1,411)        (1,291)
                                                           -------------  -------------
          Total year-over-year change..................... $     (6,274)  $     (7,169)
                                                           =============  =============

Personnel-related costs decreased on a year-over-year basis during the three months ended September 30, 2005, and increased on a year-over-year basis during the nine months ended September 30, 2005. This was primarily due to changes in the number of personnel devoted to our product development efforts. Specifically, the average headcount in our product development organization decreased from 1,351 to 1,287 in the three months ended September 30, 2004 and 2005, respectively, and increased from 1,328 to 1,388 in the nine months ended September 30, 2004 and 2005, respectively.

Our product development costs decreased year-over-year during the three and nine months ended September 30, 2005 from the respective period in 2004 primarily due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). This decrease was partially offset by the acquisition of the edocs product development organization. For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses.

As a percentage of total revenues, product development expense was 22% and 23% during the three and nine months ended September 30, 2004, respectively, as compared to 18% and 22% during the three and nine months ended September 30, 2005, respectively, primarily due to our continued attention to our cost structure.

Sales and Marketing

We continue to place significant emphasis, both domestically and internationally, on direct sales through our sales force. Sales and marketing expense is composed primarily of costs associated with our sales and marketing personnel and includes (i) salaries, commissions and bonuses; (ii) facility-related (i.e., rent) and equipment-related (i.e., depreciation) expenses; (iii) T&E expenses; and (iv) promotional and advertising expenses. The following table sets forth our sales and marketing expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Sales and marketing expense.......... $ 76,668    $ 92,469    $  15,801      21%  $241,618   $270,889    $  29,271     12%
Percentage of total revenues.........       24%        27%                             26%       28%

The following is a summary of the year-over-year changes in our sales and marketing expenses during the three and nine months ended September 30, 2005 from the respective period in 2004 (in thousands):

                                                               Year-Over-Year Change
                                                           ----------------------------
                                                               Three           Nine
                                                               Months         Months
                                                               Ended          Ended
                                                            September 30,  September 30,
Cost component:                                                 2005           2005
---------------------------------------------------------- -------------  -------------
Personnel-related costs (compensation, benefits, etc.).... $      5,478   $     22,395
Sales commissions.........................................        9,108          8,854
Marketing and advertising.................................        5,400          6,014
Other, net................................................          168            868
Facility-related costs (rent, utilities, etc.)............       (1,489)           344
Depreciation expense......................................       (2,546)        (7,867)
T&E expenses..............................................         (318)        (1,337)
                                                           -------------  -------------
          Total year-over-year change..................... $     15,801   $     29,271
                                                           =============  =============

Personnel-related costs increased on a year-over-year basis during the three and nine months ended September 30, 2005 primarily due to an increase in the number of personnel in our sales and marketing organizations, including additional personnel obtained in our acquisitions of edocs and Eontec. Specifically, the average headcount in our sales and marketing organizations increased from 1,072 and 1,040 in the three and nine months ended September 30, 2004, respectively, to 1,082 and 1,126 in the three and nine months ended September 30, 2005, respectively. Also contributing to the increase in personnel-related costs was the accrual of $2.2 million related to an amendment to the UpShot merger agreement entered into during the three months ended September 30, 2005, as discussed in Note 5 to the accompanying unaudited condensed consolidated financial statements.

Additionally, during the three and nine months ended September 30, 2005, we increased our investment in marketing and advertising in order to better strengthen our sales pipeline for future periods, and our sales commission expense increased primarily due to changes in our sales compensation plans.

As a result of the increase in the number of personnel within these organizations, primarily due to the acquisition of edocs, the facility-related costs of our sales and marketing expense increased on a year-over-year basis during the nine months ended September 30, 2005.

Partially offsetting the increases in our sales and marketing costs were reductions relating to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense during the three and nine months ended September 30, 2005, continued consolidation of facilities resulted in decreases in facility-related costs during the three months ended September 30, 2005, and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses during the three and nine months ended September 30, 2005.

As a percentage of total revenues, sales and marketing expenses were 24% and 26% during the three and nine months ended September 30, 2004, respectively, as compared to 27% and 28% for the three and nine months ended September 30, 2005, respectively.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g., the CEO and legal, finance, information technology, human resources and facilities personnel) and consists primarily of (i) salaries and occupancy costs, (ii) provision for doubtful accounts (i.e., bad debt expense), (iii) professional services expenses (e.g., audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002, or SOX) and (iv) legal expenses. The following table sets forth our general and administrative expense in terms of absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
General and adminstrative expense.... $ 27,243    $ 23,607    $  (3,636)    (13)%  $ 76,587   $ 76,033    $    (554)    (1)%
Percentage of total revenues.........        9%         7%                              8%        8%

The following is a summary of the year-over-year changes in our general and administrative expenses during the three and nine months ended September 30, 2005 from the respective period in 2004 (in thousands):

                                                               Year-Over-Year Change
                                                           ----------------------------
                                                               Three           Nine
                                                               Months         Months
                                                               Ended          Ended
                                                            September 30,  September 30,
Cost component:                                                 2005           2005
---------------------------------------------------------- -------------  -------------
Personnel-related costs (compensation, benefits, etc.).... $      1,055   $      4,566
Legal and tax-related expenses............................       (3,106)        (1,374)
Bad debt expense..........................................          (61)           938
Professional services and other costs, net................         (501)           482
Depreciation expense......................................         (724)        (3,005)
T&E expenses..............................................          125         (1,253)
Facility-related costs (rent, utilities, etc.)............         (424)          (908)
                                                           -------------  -------------
          Total year-over-year change..................... $     (3,636)  $       (554)
                                                           =============  =============

The personnel-related cost component of general and administrative expenses increased on a year-over-year basis during the nine months ended September 30, 2005 primarily due to (i) our continued investment in additional executive personnel to aid in the improvement of our operating performance, and (ii) continued investment in additional financial and administrative personnel as part of our on-going commitment to strong internal controls. Specifically, our average headcount in our administrative organization increased from 551 to 557 in the nine months ended September 30, 2004 and 2005, respectively. The personnel-related cost component of general and administrative expenses increased on a year-over-year basis during the three months ended September 30, 2005 primarily due to amortization of deferred compensation related to RSUs, increases in wage and bonus compensation, and payroll taxes related to stock option exercises.

Legal and tax-related expenses decreased in the three and nine months ended September 30, 2005 as compared to the respective periods in 2004, primarily due to a reduction in expenses related to the payroll tax audits discussed in "Outlook" above, partially offset by expenses associated with our pending merger with Oracle and other legal matters. Please refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for further discussion of these legal and tax-related matters.

Bad debt expense increased on a year-over-year basis during the nine months ended September 30, 2005 primarily due to a higher recovery rate of amounts previously written-off during the 2004 period compared to the level of recoveries during the 2005 period.

There were further reductions in our general and administrative costs due to our cost control initiatives (e.g., the Restructurings and our continued attention to expense reduction). For example, previous reductions in our capital expenditures resulted in further declines in depreciation expense, continued consolidation of facilities resulted in decreases in facility-related costs, and the continued close monitoring of discretionary expenditures resulted in further reductions in our T&E expenses for the nine months ended September 30, 2005.

General and administrative expense as a percentage of total revenues was 9% and 8% during the three and nine months ended September 30, 2004, respectively, and 7% and 8% during the three and nine months ended September 30, 2005, respectively.

Restructuring and Other Charges

As further described in Note 2 to the accompanying unaudited condensed consolidated financial statements, we initiated a series of restructurings of our operations designed to better align our operating structure with expected revenue levels (the "Restructurings"). The Restructurings included the following key measures: (i) the reduction of our workforce across all functional areas; (ii) the consolidation of our excess facilities; (iii) the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures; and (iv) the transfer of certain technical support, quality assurance and other product development positions to labor markets with lower cost structures. As a result of the 2005 Restructurings, the Company realized quarterly expense savings of approximately $6.4 million in the third quarter of 2005, and expects to realize on-going total quarterly expense savings of approximately $7.1 million, beginning in the fourth quarter of 2005.

The following table summarizes the restructuring and related expenses incurred during the nine months ended September 30, 2005, and the remaining obligations related to the Restructurings as of December 31, 2004 and September 30, 2005 (in thousands):

                                                                Employee          Facility-           Asset
                                                               Termination        Related          Abandonment
                                                               Costs (1)          Costs (2)          Costs (3)          Total
                                                           ------------------ ------------------ ------------------ -------------
Restructuring obligations, December 31, 2004.............. $             265   $         105,601   $              --  $    105,866

Restructuring and related expenses:
  Recognized related to the 2005 Restructurings (4).......             6,307              51,005               4,378        61,690
  Recognized related to changes in estimates (5)..........                --              12,262                  --        12,262
  Accretion related to the Restructurings (6).............                --               1,937                  --         1,937
                                                           ------------------  ------------------  ------------------ -------------
     Total (7)............................................             6,307              65,204               4,378        75,889
Cash payments.............................................            (3,816)            (31,127)                 --       (34,943)
Non-cash charges..........................................                (2)             (1,109)             (4,378)       (5,489)
Deferred rent liability (8)...............................                --               2,777                  --         2,777
                                                           ------------------  ------------------  ------------------ -------------
Restructuring obligations, September 30, 2005............. $           2,754   $         141,346   $              --  $    144,100
                                                           ==================  ==================  ==================
     Less: Restructuring obligations, short-term..........                                                                  37,276
                                                                                                                      -------------
     Restructuring obligations, long-term.................                                                            $    106,824
                                                                                                                      =============

(1) The costs associated with our workforce reductions consist primarily of severance payments, COBRA benefits, payroll taxes and other associated termination costs incurred in connection with the 2003 and 2005 Restructurings. As of September 30, 2005, the remaining obligations relate to approximately 40 employee terminations that have yet to be completed worldwide. We expect to complete these terminations in 2005 and 2006.

(2) The costs associated with our facilities consolidation primarily relate to lease termination costs, costs associated with satisfying remaining lease commitments, and expected brokerage and other re-letting costs, partially offset by estimated sublease income. Additionally, the Company recorded a non-cash charge equal to the prepaid rent related to the restructured properties.

(3) As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, we recorded a non-cash charge equal to the net book value of these abandoned assets in restructuring and related expenses.

(4) In accordance with SFAS 146, we recorded the facility-related expenses incurred in the 2005 Restructurings after giving effect to the net present value of the related obligations.

(5) We revised our estimated obligations with respect to the facility-related expenses incurred in the 2002 Restructuring and 2003 Restructuring during the nine months ended September 30, 2005. Similarly, during the three months ended September 30, 2005, the Company revised its estimated obligations with respect to the facility-related expenses incurred in the restructuring initiated in the second quarter of 2005. Due primarily to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. Partially offsetting these reductions in estimated sublease income were favorable changes in estimates that resulted from entering into subleases sooner and/or at higher sublease rates than originally anticipated on certain other restructured properties.

(6) We will continue to accrete our obligations related to the Restructurings to the then present value and, accordingly, will recognize additional accretion expense as a restructuring and related expense in future periods.

(7) The following is a summary of the net restructuring and related expenses recognized during the three and nine months ended September 30, 2005 (in thousands):

                                                              Six Months          Three Months         Nine Months
                                                                 Ended               Ended               Ended
                                                             June 30, 2005     September 30, 2005  September 30, 2005
                                                           ------------------  ------------------  ------------------
Restructuring and related expenses:
  2005 Restructuring-related.............................. $          52,783   $           8,907   $          61,690
  Changes in estimates....................................            12,761                (499)             12,262
  Accretion...............................................               952                 985               1,937
                                                           ------------------  ------------------  ------------------
     Total restructuring and related expenses............. $          66,496   $           9,393   $          75,889
                                                           ==================  ==================  ==================

(8) The Company reclassified to restructuring obligations the previously recorded deferred rent liability related to the restructured properties.

Restructuring and related expenses were approximately $6.7 million and $6.3 million for the three and nine months ended September 30, 2004, respectively, primarily related to the consolidation of the Company's excess facilities and the abandonment of certain long-lived assets. During the first six months of 2004, the Company revised it's estimates of employee termination costs with respect to the 2003 Restructuring due primarily to higher than expected voluntary terminations.

The total restructuring charge and related cash outlay are based on management's current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring activities quarterly and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates. Please refer to Note 2 to the accompanying unaudited condensed consolidated financial statements for a further discussion of our Restructurings.

Concurrent with the 2005 Restructurings, the Company has recorded additional charges totaling approximately $7.2 million in the accompanying unaudited condensed consolidated statements of operations during the nine months ended September 30, 2005. These expenses relate primarily to severance payments and accelerated RSU vesting associated with the resignation of the Company's previous Chief Executive Officer, and compensation associated with the appointment of the Company's new Chief Executive Officer, in April 2005.

Purchased In-Process Product Development

Three and nine months ended September 30, 2005

On January 14, 2005, we acquired all of the issued and outstanding shares of edocs, Inc. ("edocs"), a leading provider of electronic bill presentment and customer self-service software solutions. We believe that edocs' existing technology and certain products and functionality under development by edocs at the time of purchase will enhance our current self-service offerings.

The technology being developed by edocs at the time of our acquisition, which is commonly referred to as IPR&D (in-process research and development), primarily related to edocs' products designed specifically for the telecommunications, healthcare and credit card industries. We estimated the fair value of the IPR&D acquired in our acquisition of edocs to be $10.9 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $10.9 million expense under the heading "purchased in-process product development" in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005.

At the date of our acquisition of edocs, there were six products under development, with the estimated percentage completion for each of these IPR&D products ranging from approximately 50% to 75%. We determined the fair values of the IPR&D using the "income" valuation approach and discount rates ranging from 20% to 32%.  The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for edocs. Subsequent to the acquisition, we incurred approximately $2.3 million related to the development of these products, four of which were substantially completed by September 30, 2005. We have ceased development of the remaining two products.

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

Three and nine months ended September 30, 2004

On April 20, 2004, we acquired Eontec Limited ("Eontec"), a global provider of multichannel retail banking solutions. We estimated the fair value of the IPR&D, primarily related to Eontec's Internet banking and teller products, to be approximately $6.0 million. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, we reflected a $6.0 million expense under the heading "purchased in-process product development" in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2004.

Operating Income (Loss) and Operating Margin

The following table sets forth our operating income (loss) and operating margin for the three and nine months ended September 30, 2004 and 2005 (in thousands, except percentages):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                      -------------------------------------------  ------------------------------------------
                                         2004        2005       Change      %        2004       2005       Change        %
                                      ----------  ----------  ---------- --------  ---------- ----------  ---------- --------
Operating income (loss).............. $ 23,967    $ 36,168    $  12,201      51%  $ 63,386   $(57,053)   $(120,439)  (190)%
Operating margin.....................      7.6%      10.4%                            6.7%     (5.9)%

Our operating income and operating margin increased on a year-over-year basis during the three months ended September 30, 2005, primarily due to a year-over-year increase in total revenues, and cost controls in product development and general and administrative expenses, net of increases in the total cost of revenues and sales and marketing expenses, restructuring expenses of $8.5 million, $4.3 million related to an amendment to the UpShot merger agreement, and $1.6 million of merger-related expenses associated with our pending merger with Oracle. Our operating income (loss) and operating margin decreased on a year-over-year basis during the nine months ended September 30, 2005, primarily due to (i) a year-over-year increase of $77 million related to the restructuring initiated in the second quarter of 2005; (ii) declines in our software license revenues; and (iii) increases in total cost of revenues and operating expenses, primarily due to increases in personnel-related costs associated with an expanded workforce, net of increases in our professional services, maintenance and other revenues.

Other Income (Expense), Net

For the three and nine months ended September 30, 2004 and 2005, other income, net was comprised of the following (in thousands):

                                                    Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                  ---------------------  ---------------------
                                                     2004       2005        2004       2005
                                                  ---------- ----------  ---------- ----------
Interest income.................................. $  12,209  $  16,932   $  35,060  $  48,073
Interest expense.................................      (174)       (97)       (728)      (748)
Net gain (loss) on marketable investments........       147       (157)      1,997       (514)
Gain on (write-down of) cost-method investments..      (275)      (160)     (1,821)     2,129
Other, net.......................................      (383)       315      (1,432)      (675)
                                                  ---------- ----------  ---------- ----------
                                                  $  11,524  $  16,833   $  33,076  $  48,265
                                                  ========== ==========  ========== ==========

Interest income represents earnings on our cash and short-term investments. Interest income increased on a year-over-year basis during the three and nine months ended September 30, 2005 primarily due to an increase in our cash and short-term investments from $2,153.7 million as of September 30, 2004 to $2,247.2 million as of September 30, 2005, along with an increase in interest rates. Interest expense primarily represents interest associated with our capital lease obligations.

Net gain (loss) on marketable investments represents realized gains or losses recognized upon the sale of certain short-term debt instruments. During the first half of 2005, we sold substantially all of our venture investment portfolio for approximately $5.0 million resulting in a gain on these cost-method investments of $2.1 million. Write-down of cost-method investments in the above table during the three and nine months ended September 30, 2004 represents adjustments to certain of these investments to the estimated fair value as the decline in these investments was deemed to be other-than-temporary. Other, net for all periods presented is primarily comprised of banking fees and net foreign currency transaction gains or losses.

Provision for Income Taxes and Income Tax Benefit

Historically, we have calculated the provision for income taxes in interim periods using an estimate of the annual effective tax rate. In the second quarter of 2005, we concluded that as a result of the uncertainty of license revenues for the remainder of the year, and the fact that our income tax rate is highly dependent upon accurate license revenue projections due to relatively large nondeductible expenses, a small variation in projected net income could have a significant impact on our effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," the provision for income taxes in the accompanying unaudited statements of operations for the three and nine months ended September 30, 2005 is based on the actual effective tax rate for the three- and nine-month period (the discrete method).

During the three and nine months ended September 30, 2004, we recognized a provision for income taxes of $17.2 million and $39.6 million, respectively, compared to a provision of $18.3 million and $10.5 million during the three and nine months ended September 30, 2005, respectively. Income taxes as a percentage of pretax income (loss) (the "Effective Rate") decreased from 48% and 41% during the three and nine months ended September 30, 2004, respectively, to 35% and (120%) for the three and nine months ended September 30, 2005, respectively. Although we incurred a net loss before taxes of $8.8 million during the nine months ended September 30, 2005, we nonetheless incurred income tax expense of $10.5 million for the same period, due to the geographical mix of income and non-deductible permanent differences. A significant portion of the difference between the rates computed for the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2005 is attributable to the change in facts and circumstances requiring us to compute the 2005 tax rates using the discrete method as described in the immediately preceding paragraph.

Changes in the geographical mix or estimated level of annual pretax income can significantly impact our effective rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely, based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital was $1,866.9 million and $1,872.8 million as of December 31, 2004 and September 30, 2005, respectively. With virtually no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology.

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

Operations

Net cash provided by operating activities was $190.9 million and $96.4 million during the nine months ended September 30, 2004 and 2005, respectively. Cash provided by operating activities decreased on a year-over-year basis during 2005 primarily as the result of decreases in earnings.

During each of these periods, our cash flows from operations were primarily derived from (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and bad debt; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; (iii) the unrealized foreign currency gain; and (iv) changes in our working capital, which is primarily composed of net collections of accounts receivable, changes in prepaids and other, payments of accounts payable and accrued expenses, payments and increases in restructuring obligations, and increases and decreases in deferred revenue (collectively representing net cash inflows of $28.4 million and $21.5 million during the nine months ended September 30, 2004 and 2005, respectively).

The majority of our restructuring obligations will be paid over time. For the nine months ended September 30, 2004, cash provided by operating activities was reduced by $38.1 million for cash payments made during 2004 related to these obligations. For the nine months ended September 30, 2005, net restructuring obligations increased by $38.2 million, comprised of $73.1 million in cash obligations related to the latest restructuring charge, offset by cash payments of $34.9 million. As we settle our remaining restructuring obligations ($144.1 million of remaining obligations, net of estimated sublease income, as of September 30, 2005), our future operating cash flows will be reduced from what they otherwise would have been in the period of settlement. We currently estimate that we will settle $37.3 million of these obligations in the next 12 months.

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

Investing

Net cash used in investing activities was $314.0 million and $131.6 million for the nine months ended September 30, 2004 and 2005, respectively. During each of these periods, our investment activities primarily related to transactions within our short-term investments. For the nine months ended September 30, 2004 and 2005, our purchases of short-term investments exceeded sales and maturities by $229.6 million and $18.3 million, respectively. The decrease in our purchases of short-term investments on a year-over-year basis during the first three quarters of 2005 was primarily due to our purchase of edocs, as discussed further below.

We also utilized our cash position to invest in new property and equipment, with net purchases of property and equipment of $7.8 million and $10.0 million during the nine months ended September 30, 2004 and 2005, respectively.

We intend to continue to closely monitor our capital expenditures, while making selective investments in additional information technology for (i) our CRM OnDemand product line, (ii) certain product development efforts, and (iii) the replacement of certain older computer and information technology infrastructure. Gross capital expenditures through September 30, 2005, including cash purchases, capital leases, and the acquisition of edocs' capital equipment, totaled $20.8 million. Accordingly, we expect our total capital expenditures to be $30 million or less for 2005.

The remaining cash flows used in investing activities for the nine months ended September 30, 2004 consisted primarily of the acquisitions of Ineto Services, Inc., for net cash consideration of $4.8 million, and Eontec, for net cash consideration of approximately $71.1M. The remaining cash flows used in investing activities for the nine months ended September 30, 2005 consisted primarily of the acquisition of edocs, for net cash consideration of approximately $108.3 million. Please refer to Note 5 to the accompanying unaudited condensed consolidated financial statements for a further discussion of our acquisitions of edocs and Eontec.

Financing

Net cash provided by financing activities was $48.0 million and $43.3 million for the nine months ended September 30, 2004 and 2005, respectively. Our financing activities consisted primarily of net proceeds of $57.4 million and $62.2 million during the nine months ended September 30, 2004 and 2005, respectively, from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan (the "Purchase Plan"). Our cash inflows from financing activities were partially offset by our repayment of capital lease obligations, with payments of $9.4 million and $5.8 million during the nine months ended September 30, 2004 and 2005, respectively.

On June 8, 2005, our Board of Directors approved a quarterly dividend of $0.025 per share. The dividend was paid July 15, 2005 to shareholders of record on June 30, 2005.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases, expiring between 2005 and 2022, for most U.S. and international sales and support offices and certain equipment in the normal course of business. While these arrangements are often referred to as a form of off-balance sheet financing, these arrangements are not considered off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Please refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for detail of our future minimum lease payments under our operating leases as of September 30, 2005.

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

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

Upon adoption of SFAS 123R on January 1, 2006, we expect that the on-going application of SFAS 123R subsequent to adoption will result in a reduction to our quarterly stated earnings for 2006 by up to $30.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of September 30, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

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

FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2") allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Based on our analysis to date, it is reasonably possible that we may repatriate between zero and approximately $156 million of foreign earnings, with the associated tax liability ranging between zero and approximately $9 million.

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

Shares granted under the Performance Plans generally vest on the third or fourth anniversaries of the date of grant; provided, however that a portion of the shares will accelerate and become vested upon achievement of all or a specified portion of certain defined objective financial performance goals. Specifically, the Compensation Committee has approved the following performance goals for 2005 and 2006:

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

Section II. Summary of Stock Option Activity during 2005

Combined activity under the Plans for the nine months ended September 30, 2005 is summarized as follows:

                                                           Shares                       Wtd. Avg.
                                                         Available     Number of        Exercise
                                                         for Grant      Options      Price per Share
                                                        ------------ --------------  ---------------
   Balances as of December 31, 2004...................  195,942,345    132,712,132    $       12.78
     Issuances of restricted stock and/or units, net..   (1,904,266)            --
     Options granted to employees.....................   (8,279,282)     8,279,282    $        8.70
     Options granted to officers and directors........   (2,150,000)     2,150,000    $        8.98
     Options exercised................................           --    (14,805,006)   $        2.51
     Options canceled due to employee termination.....   16,927,159    (17,171,958)   $       17.60
                                                        ------------ --------------  ---------------
   Balances as of September 30, 2005..................  200,535,956    111,164,450    $       13.04
                                                        ============ ==============

Options from acquired company plans which are canceled due to employee terminations are not available for future grant.

The following table details the "in-the-money" and "out-of-the-money" status of our stock options outstanding as of September 30, 2005:

                             Options Outstanding            Options Exercisable
                 ---------------------------------------  -----------------------
                                 Wtd. Avg.     Wtd. Avg.                Wtd. Avg.
                    Number       Remaining     Exercise     Number      Exercise
Options           of Shares    Life (Years)      Price     of Shares     Price
---------------- ------------  -------------  ----------  -----------  ----------
In-the-money      59,369,913            3.1    $   6.19   39,976,900    $   5.02
Out-of-the-money  51,794,537            5.1    $  20.89   41,021,597    $  21.68
                 ------------  -------------  ----------  -----------  ----------
                 111,164,450            4.0    $  13.04   80,998,497    $  13.46
                 ============                             ===========

In-the-money stock options in the above table have exercise prices below the closing price of our common stock as of September 30, 2005 of $10.33 and out-of-the money stock options have exercise prices equal to or greater than $10.33.

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

Summarized below is the net dilution to our stockholders during the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005, along with our option overhang as of the end of each of these respective periods (in thousands, except percentages):

                                                                                Nine Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------  September 30,
                                                         2003         2004         2005
                                                       ----------  -----------  -------------
Net options granted:
Stock options granted..............................      22,787       11,995        10,429
Stock options forfeited upon termination...........     (27,660)     (16,143)      (17,172)
                                                       ----------  -----------  -------------
      Net granted (forfeited)......................      (4,873)      (4,148)       (6,743)
                                                       ==========  ===========  =============
Dilution percentage (1)............................          (1)%         (1)%          (1)%
                                                       ==========  ===========  =============
Option overhang (2)................................          29%         26%          21%
                                                       ==========  ===========  =============

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

Distribution of Grants

As the table below indicates, we have continued to allocate the majority of our stock options to employees who are not officers and directors. "Named Executive Officers" in the below table for 2003 and 2004 represent our then-CEO(s) and the four other most highly compensated executive officers for the respective year. For all 2005 periods presented in this Quarterly Report on Form 10-Q, Named Executive Officers represent the Named Executive Officers referenced in Item 11 "Executive Compensation" of our Annual Report on Form 10-K for the year ended December 31, 2004, excluding Neil Weston, our former President, EMEA Sales, plus our current CEO, George T. Shaheen.

Summarized below is the distribution of our stock options for the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005:

                                                                                Nine Months
                                                       Year Ended December 31,     Ended
                                                       -----------------------  September 30,
                                                         2003         2004         2005
                                                       ----------  -----------  -------------
Grants during the period as a percentage of
  total granted:
      Named Executive Officers.....................         4.6%       23.3%(1)     19.2% (1)
      All other officers and directors as a group..         3.3          5.7           1.4
                                                       ----------  -----------  -------------
         Total for all officers and directors......         7.9         29.0          20.6
      All other employees as a group...............        92.1         71.0          79.4
                                                       ----------  -----------  -------------
         Total all grants..........................       100.0%      100.0%       100.0%
                                                       ==========  ===========  =============

(1) Stock options granted to Named Executive Officers increased significantly during 2004 and the nine months ended September 30, 2005, compared to our historical percentages for these same grant categories, primarily due to grants upon the commencement of employment of our former CEO, J. Michael Lawrie, in 2004, and our current CEO, George T. Shaheen, in 2005. These grants represented 17% and 19% of all stock options granted during 2004 and the nine months ended September 30, 2005, respectively.

During the nine months ended September 30, 2005, our Named Executive Officers and members of our Board of Directors received RSUs or restricted stock in addition to or in place of stock options. Please refer to "Section V. Executive and Director Stock-Based Compensation" below for a further discussion of these grants.

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

                                                                Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                             ----------------------  ---------------------
                                                                2004       2005         2004       2005
                                                             ---------- -----------  ---------- ----------
Net income (loss):
  As reported............................................... $  18,330  $   34,715   $  56,831  $ (19,292)
                                                             ---------- -----------  ---------- ----------
Compensation expense related to:
  Stock options dilutive to stockholders:
    Stock-based compensation accounted for under APB 25.....       386       1,202       2,494      5,725
    In-the-money stock options and restricted stock units...      (584)     (5,519)     (3,140)   (17,587)
    Stock purchase rights under the Purchase Plan...........    (2,554)     (2,047)     (8,071)    (6,441)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................    (2,752)     (6,364)     (8,717)   (18,303)
                                                             ---------- -----------  ---------- ----------
  Stock options not dilutive to stockholders:
    Out-of-the-money stock options..........................   (31,062)    (16,133)   (106,132)   (63,556)
    Stock options forfeited in connection with terminations.    (4,047)         --     (15,810)    (1,896)
                                                             ---------- -----------  ---------- ----------
       Subtotal.............................................   (35,109)    (16,133)   (121,942)   (65,452)
                                                             ---------- -----------  ---------- ----------
       Total pro forma expense giving effect to SFAS 123....   (37,861)    (22,497)   (130,659)   (83,755)
                                                             ---------- -----------  ---------- ----------
  Tax benefit related to SFAS 123 expense...................        --          --          --      2,287
                                                             ---------- -----------  ---------- ----------
  Pro forma net income (loss) giving effect to SFAS 123..... $ (19,531) $   12,218   $ (73,828) $(100,760)
                                                             ========== ===========  ========== ==========

In-the-money stock options in the above table have exercise prices below the closing price of the Company's common stock as of the end of each of the respective periods, and out-of-the-money stock options have exercise prices equal to or greater than the closing price of the Company's common stock as of the end of each of the respective periods. The closing prices as of September 30, 2004 and 2005 were $7.54 and $10.33, respectively.

As the table above illustrates, total pro forma expense for stock options includes $35.1 million and $121.9 million of expense during the three and nine months ended September 30, 2004, respectively, and $16.1 million and $65.5 million of expense during the three and nine months ended September 30, 2005, respectively, related to (i) stock options forfeited by employees upon termination for no consideration; and (ii) stock options that are significantly out of the money (e.g., the weighted-average exercise price of the out-of-the-money stock options was $20.89, compared to a closing price of $10.33 per share as of September 30, 2005). These items represented 93% of the pro forma expense for both the three and nine months ended September 30, 2004, and 72% and 78% of the pro forma expense for the three and nine months ended September 30, 2005, respectively.

Please refer to Note 1 to the accompanying unaudited condensed consolidated financial statements for a further discussion of the fair value approach prescribed by SFAS 123, including the assumptions used to determine the fair value of and resulting SFAS 123 expense related to stock options, and the procedures followed by us in determining those assumptions.

Section V. Executive and Director Stock-Based Compensation

Executive Stock-Based Compensation

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the nine months ended September 30, 2005:

                                                                                        Potential Realizable Value
                          Number of      Percent of                                     at Assumed Annual Rates of
                          Securities    Total Options                                    Stock Price Appreciation     Aggregate
                          Underlying     Granted to       Exercise or                    for the Option Term (4)     Black-Scholes
                           Options        Employees       Base Price       Expiration   --------------------------   Value on Date
     Officer Name        Granted (1)     in 2005 (2)     ($/Share) (3)        Date           5%            10%       of Grant (5)
-----------------------  ------------   --------------  --------------    ------------  ------------  ------------  --------------
Thomas M. Siebel                  --              -- %  $          --              --   $        --   $        --   $          --
George T. Shaheen (6)      2,000,000            19.2%  $        9.00      04/29/2011   $ 6,121,722   $13,888,098   $   5,920,000
R. David Schmaier                 --              -- %  $          --              --   $        --   $        --   $          --
Kenneth A. Goldman                --              -- %  $          --              --   $        --   $        --   $          --
Edward Y. Abbo                    --              -- %  $          --              --   $        --   $        --   $          --
J. Michael Lawrie                 --              -- %  $          --              --   $        --   $        --   $          --

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

(2) Based on an aggregate of 10.4 million shares subject to stock options granted to employees pursuant to our 1996 and 1998 Plans during the nine months ended September 30, 2005, including grants to the Named Executive Officers.

(3) The stock option exercise price is equal to the fair market value on the date of grant, as determined pursuant to the applicable stock option plan.

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

(6) Mr. Shaheen commenced employment on April 12, 2005 and was appointed our CEO effective April 13, 2005.

In addition to the above grants of stock options, during the nine months ended September 30, 2005, we granted RSUs to certain of our Named Executive Officers under the Performance Stock Plan discussed above under Section I. The following table sets forth certain information regarding the RSUs granted during the nine months ended September 30, 2005 to the Named Executive Officers:

                          Number of      Percent of
                          Securities     Total RSUs
                          Underlying     Granted to                      Fair Value as
                             RSUs         Employees      Fair Value at  of September 30,
     Officer Name          Granted       in 2005 (1)     Grant Date (2)      2005 (3)
-----------------------  ------------   --------------  --------------  --------------
Thomas M. Siebel                  --              -- %  $          --   $          --
George T. Shaheen            350,000 (4)        16.2%  $   3,150,000   $   3,615,500
R. David Schmaier                 --              -- %  $          --   $          --
Kenneth A. Goldman           100,000 (5)         4.6%  $     867,000   $   1,033,000
Edward Y. Abbo                50,000 (6)         2.3%  $     433,500   $     516,500
J. Michael Lawrie                 -- (7)          -- %  $          --   $          --

(1) Based on an aggregate of 2.2 million shares subject to RSUs granted to employees pursuant to the Plans during the nine months ended September 30, 2005, including grants to the Named Executive Officers.

(2) The fair value on the grant date is calculated as the product of the number of underlying shares and the fair value of our common stock on the date of grant.

(3) Represents the aggregate fair value of the RSUs as of September 30, 2005, calculated as the product of the number of underlying shares and the fair value of our common stock as of September 30, 2005 of $10.33.

(4) On April 30, 2005 we granted Mr. Shaheen an RSU for 350,000 shares of our common stock in connection with his commencement of employment. 150,000 of the underlying shares of common stock vested during the second quarter of 2005 and the remaining 200,000 shares vest two years from his commencement of employment. In the event that Mr. Shaheen is terminated without cause or in the event of a change of control (each as defined in Mr. Shaheen's offer letter, which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005) within the first two years of Mr. Shaheen's employment, all unvested shares will immediately vest in full.

(5) Mr. Goldman received two RSUs for a total of 100,000 shares of our common stock (each RSU representing 50,000 shares of our common stock). The first RSU vests in full on January 31, 2006 and the second RSU vests based on certain defined objective financial performance goals, as described in note 6 below.

(6) The RSUs vest upon achievement of all or a specified portion of certain defined objective financial performance goals, or if the goals are not met, on the fourth anniversary of the grant date. Specifically, the Compensation Committee has approved the following performance goals for 2005 and 2006:

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

(7) Mr. Lawrie resigned as our CEO effective April 12, 2005. In accordance with the terms of Mr. Lawrie's offer letter (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004), the remaining 200,000 unvested shares of Mr. Lawrie's RSU for 350,000 shares of common stock immediately vested in full upon his resignation.

The following summarizes the distribution and dilutive impact of the stock options held as of December 31, 2003 and 2004 and September 30, 2005 by our Named Executive Officers:

                                                       Year Ended December 31,
                                                       -----------------------  September 30,
                                                         2003         2004          2005
                                                       ----------  -----------  -------------
Stock options held by Named Executive
   Officers as a percentage of:
      Total options outstanding....................        18.7%       20.9%        19.4%
                                                       ==========  ===========  =============
      Outstanding shares of common stock...........         5.4%        5.5%         4.1%
                                                       ==========  ===========  =============

The following table sets forth for each of the Named Executive Officers the shares acquired and the value realized on exercise of stock options during the nine months ended September 30, 2005 and the number and value of securities underlying unexercised options held as of September 30, 2005 by the Named Executive Officers:

                                                             Number of
                                                      Securities Underlying       Value of Unexercised
                                                     Unexercised Options at      In-the-Money Options at
                         Shares                      September 30, 2005 (2)      September 30, 2005 (3)
                       Acquired on      Value      --------------------------  ----------------------------
    Officer Name        Exercise     Realized (1)  Exercisable  Unexercisable  Exercisable    Unexercisable
---------------------  -----------  -------------  -----------  -------------  -------------  -------------
Thomas M. Siebel        7,500,000   $ 62,703,075   11,186,134             --   $ 66,543,062   $         --
George T. Shaheen (4)          --   $         --    1,533,000      2,023,000   $ 12,670,700   $  2,660,000
R. David Schmaier              --   $         --    2,157,504        572,500   $  3,465,618   $    275,550
Kenneth A. Goldman             --   $         --    2,385,000        585,000   $    187,875   $    229,625
Edward Y. Abbo                 --   $         --      635,000        275,000   $  1,652,288   $    229,625
J. Michael Lawrie (5)          --   $         --      800,000             --   $         --   $         --

(1) Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2) Represents the total number of shares of our common stock subject to stock options held as of September 30, 2005 by the Named Executive Officers.

(3) Based on the fair market value of our common stock as of September 30, 2005 ($10.33 per share), minus the exercise price, multiplied by the number of shares underlying the stock options.

(4) Mr. Shaheen's exercisable options were granted to him in his role as non-employee director, prior to his appointment as our Chief Executive Officer effective April 13, 2005. Of the 3,556,000 shares subject to options, 1,440,000 are held for the benefit of Accenture (formerly Andersen Consulting LLP) pursuant to an agreement by and between Mr. Shaheen and Accenture. Mr. Shaheen has disclaimed beneficial ownership of these shares.

(5) Mr. Lawrie resigned as our CEO effective April 12, 2005. In accordance with the terms of Mr. Lawrie's offer letter (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004), 800,000 of his outstanding stock options to purchase shares of our common stock immediately vested in full upon his resignation. Mr. Lawrie has until April 11, 2006 to exercise his vested stock options.

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

Section VI. Equity Compensation Plan Information

Information as of September 30, 2005 related to our stock option plans is summarized as follows:

                                                                                  Number of Shares
                                                     Number of        Weighted   Remaining Available
                                                    Shares to Be      Average        for Future
                                                     Issued Upon      Exercise     Issuance Under
                                                     Exercise of      Price of   Equity Compensation
                                                     Outstanding    Outstanding   Plans (Excluding
                  Plan Category                        Options        Options    Options Outstanding)
--------------------------------------------------  -------------  ------------  -------------------
 Equity compensation plans:
   Approved by stockholders (1)...................    39,718,526    $     8.62           73,426,035
   Not approved by stockholders (2)...............    70,789,078    $    15.55          134,528,590
   Acquired companies' plans (3)..................       656,846    $     9.40                   --
                                                    -------------    ----------  -------------------
                                                     111,164,450    $    13.04          207,954,625
                                                    =============                ===================

(1) Represents shares available under the 1996 Plan, which is used for grants to our executive officers, key employees and non-employee members of our Board of Directors. The shares remaining available for future issuance also include 7.4 million shares available under our 2003 Employee Stock Purchase Plan.

(2) Represents shares available under the 1998 Plan, which is used for grants to our non-officer employees.

(3) We have assumed certain stock options granted to former employees of acquired companies (the "Acquired Options"). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the agreements between us and the companies acquired. The Acquired Options generally become exercisable over a four-year period and expire ten years from the date of grant. Additional stock options will not be granted under any of the acquired companies' plans, and these plans have not been approved by our stockholders.

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

Failure to complete the merger with Oracle Corporation could materially and adversely affect our results of operations and our stock price.

On September 12, 2005, we entered into a definitive merger agreement with Oracle Corporation ("Oracle"). Consummation of the merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

  We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of us and Oracle;

  We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

  Under some circumstances, we may have to pay a termination fee to Oracle in the amount of $140 million;

  The attention of our management and our employees may be diverted from day-to-day operations;

  Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

  Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Siebel Systems stockholders who elect to receive New Oracle common stock cannot be sure of the merger consideration that they will receive.

Under the terms of the Merger Agreement, in certain circumstances, a Siebel Systems stockholder may receive all or a portion of the merger consideration in cash even if such stockholder made an election to receive shares of common stock of Ozark Holding Inc. ("New Oracle"), which is a direct wholly owned subsidiary of Oracle formed solely to effect the merger and has not conducted any business. Pursuant to the Merger Agreement, Siebel Systems and Oracle will survive as wholly owned subsidiaries of New Oracle and New Oracle will be renamed "Oracle Corporation." If holders of more than 30% of the shares of our common stock outstanding immediately prior to completion of the merger make stock elections, each electing stockholder will receive only a prorated portion of the merger consideration to which it is entitled in New Oracle common stock. The remaining portion will be paid in cash at a price of $10.66 per share. In addition, if holders of less than six percent of the shares of our common stock outstanding immediately prior to the completion of the merger make stock elections, the merger will be changed into an all-cash transaction in which all of our stockholders will receive $10.66 per share in cash notwithstanding any previously made stock elections. Accordingly, if a stockholder makes a stock election, that stockholder may still receive all or a portion of the merger consideration in cash, which could result in tax consequences that differ from those that would have resulted had the stockholder received stock, including the recognition of taxable gain to the extent cash is received.

Siebel Systems stockholders who elect to receive New Oracle common stock cannot be sure of the number or value of the shares of New Oracle common stock they will receive upon completion of the merger, and the value of such shares could be less than the value of the cash they would have received if they had not made a stock election.

Siebel Systems stockholders who make stock elections will not know at the time of such election the number or value of the shares of New Oracle common stock they will receive upon completion of the merger. That value could be less than the value of the cash they would have received if they had not made a stock election. Under the terms of the Merger Agreement, (1) Oracle must select a deadline for making stock elections that occurs between two and 20 business days prior to the completion of the merger, and (2) the averaging period for determining the number of shares of New Oracle common stock that will be issued in exchange for Siebel Systems shares will be the 10 trading days prior to completion of the merger. Accordingly, the deadline for making stock elections may occur prior to the commencement of, and will occur prior to the completion of, the averaging period for determining the number of shares of New Oracle common stock. If a Siebel Systems stockholder has made a stock election with respect to all of such stockholder's Siebel Systems shares, subject to certain exceptions described in the Merger Agreement, such stockholder will be entitled to receive a number of shares of New Oracle common stock equal to $10.66 divided by (i) the average closing price of Oracle Common Stock on the Nasdaq Stock Market over the ten trading days immediately preceding (but not including) the date on which the Siebel Systems merger becomes effective (the "Average Oracle Stock Price") or (ii) $10.72, whichever is greater (the "Conversion Ratio"). Siebel Systems stockholders therefore will not know the Conversion Ratio for such stockholder's shares of Siebel Systems common stock at the time they must make their stock election. In addition, since the Average Oracle Stock Price will be used to calculate the Conversion Ratio, the aggregate value of the shares of New Oracle common stock received by an electing stockholder may, on the actual date of receipt by such electing stockholder, have a greater or lesser value than the deal price of $10.66. Furthermore, since the Conversion Ratio will be fixed at .9944 if the Average Oracle Stock Price is less than $10.72, an electing stockholder may receive per share consideration of less than $10.66 for each of such stockholder's shares of our common stock.

If we do not integrate our products, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the merger will depend in part on the integration of Oracle's and our products in a timely and efficient manner. In order for us to provide enhanced and more valuable products to our customers after the merger, we will need to integrate our product lines and development organizations. This may be difficult, unpredictable, and subject to delay because our products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and results of operations may be harmed.

Integrating our companies may divert management's attention away from our operations.

Successful integration of Oracle's and our operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business.

We expect to incur significant costs integrating our operations, products and personnel. These costs may include costs for:

  employee redeployment, relocation or severance;

  integration of information systems;

  combining research and development teams and processes; and

  reorganization or closures of facilities.

In addition, we expect to incur significant costs in connection with the consummation of the merger. We do not know whether we will be successful in these integration efforts or in consummating the merger.

The combined company may not realize the anticipated benefits from the merger.

The merger involves the integration of two companies that have previously operated independently. Oracle expects the combined company to result in financial and operational benefits, including increased revenues, cost savings and other financial and operating benefits from the merger. We cannot assure you, however, regarding when or the extent to which the combined company will be able to realize these increased revenues, cost savings or benefits. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. The companies must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, we and Oracle serve the same customers, and some of these customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integrating the two companies could have a material adverse effect on the combined company and the market price of New Oracle common stock.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders. Our stockholders should be aware of these interests when considering our Board of Directors' recommendation to adopt the Merger Agreement. Stockholders are encouraged to review the section "The Proposed Transaction—Interests of Certain Persons in the Siebel Systems Merger" in the Form S-4 filed on October 19, 2005 for more information.

The combined company will incur significant transaction and merger-related costs in connection with the merger and will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs.

We and Oracle expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. We and Oracle will also incur transaction fees and other costs related to the merger, anticipated to be approximately $75 million. This amount is a preliminary estimate and subject to change. Additional unanticipated costs may be incurred in the integration of the businesses of Oracle and Siebel Systems. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of our share price.

The merger could cause us and Oracle to lose key personnel, which could materially affect the respective companies' businesses and require the companies to incur substantial costs to recruit replacements for lost personnel.

As a result of the merger, current and prospective Siebel Systems and Oracle employees could experience uncertainty about their future roles within Oracle. This uncertainty may adversely affect the ability of New Oracle to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on the business of Oracle after completion of the merger.

General customer uncertainty related to the merger could harm us and Oracle.

Our or Oracle's customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If our or Oracle's customers delay or defer purchasing decisions, the revenues of Siebel Systems and Oracle, respectively, and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected.

We and Oracle may not be able to obtain the regulatory approvals required to consummate the merger unless they agree to material restrictions or conditions.

Completion of the merger is conditioned upon the receipt of all required governmental consents and authorizations, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and by the applicable governmental authorities of the European Commission and in Brazil, Canada, South Africa and South Korea. We and Oracle intend to pursue all of these consents and authorizations as required by and in accordance with the terms of the Merger Agreement. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of the merger. In connection with granting these consents and authorizations, governmental authorities may require divestitures of our or Oracle's assets or seek to impose conditions on New Oracle's operations after completion of the merger. Such divestitures or conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Under the terms of the Merger Agreement, although Oracle is required to use reasonable best efforts to obtain all necessary governmental approvals, Oracle is not required to agree to any divestitures or conditions in connection with such efforts. Stockholders are encouraged to review the section "The Proposed Transaction—Regulatory Matters," "The Merger Agreement—Covenants—Reasonable Best Efforts Covenant," and "The Merger Agreement—Conditions to Completion of the Mergers" in the Form S-4 filed on October 19, 2005 for more information.

In certain instances, the Merger Agreement requires us to pay a termination fee of $140 million to Oracle. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.

Under the terms of the Merger Agreement, we will be required to pay to Oracle a termination fee of $140 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal. Stockholders are encouraged to review the section "The Merger Agreement—Termination" and "The Merger Agreement—Termination Fees Payable by Siebel Systems" in the Form S-4 filed on October 19, 2005 for more information.

Purported stockholder class action complaints have been filed against us and members of our Board of Directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger, result in substantial costs or both.

We and members of our Board of Directors were named in three purported stockholder class action complaints filed in California in the San Mateo County Superior Court. These cases are captioned Showers v. Siebel et al., No. CIV 449535, Sheldon Miller, PC Deferred Benefits Plan v. Siebel Systems, Inc. et al., No. CIV 449534, both filed on September 12, 2005, and Corwin v. Siebel Systems, Inc. et al., No. CIV 449608, filed on September 15, 2005. Oracle is also named as a defendant in the Miller and Corwin complaints. Each of the complaints alleges, among other things, that the consideration being paid by Oracle for the purchase of Siebel Systems is inadequate and that the directors have breached their fiduciary duties by entering into the agreement without seeking to maximize stockholder value. The Miller and Corwin complaints allege that Oracle aided and abetted our directors' alleged breaches of fiduciary duty. We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. An unfavorable outcome in any of these lawsuits could prevent or delay the consummation of the merger, or result in substantial costs to us and/or Oracle. It is also possible that other similar lawsuits may be filed in the future. We cannot estimate any possible loss from current or future litigation at this time.

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

Our U.S. federal income tax returns for 2001 through 2003 are currently under examination by the IRS. In addition, certain of our U.S. payroll tax returns (primarily related to the timing of the payment of taxes associated with stock option exercises), state sales and use tax returns, and international sales and value added tax returns are currently under examination and/or review by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying unaudited condensed consolidated financial statements.

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

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. Since we began operations and continuing throughout early 2001, our business grew rapidly. Beginning in early 2001 and continuing through the first half of 2005, our revenues declined in part as a result of a deterioration of the overall economy and information technology industry. These changes in our business have placed a significant strain on our management systems and resources. In response to the deterioration in the information technology industry, management completed a series of Restructurings, as described more fully in Note 2 to the accompanying unaudited condensed consolidated financial statements. The Restructurings have particular risks, many of which are discussed above under "We may incur future restructuring charges, which may adversely impact our operations." In addition, if our operations return to positive growth we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems on a timely basis could materially and adversely affect our business, financial condition or results of operations.

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

Upon adoption of SFAS 123R on January 1, 2006, we estimate that our stated earnings in 2006 could be reduced by up to $30.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of September 30, 2005 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

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

Other Competitors

Our competitors include a number of companies that compete with us primarily within a particular product line (e.g., analytics, interactive selling, etc.) and/or a particular industry (e.g., life sciences, financial services, etc.). These companies include Amdocs Limited; CAS GmbH; Chordiant Software, Inc.; Dendrite International, Inc.; E.piphany, Inc. (acquired by SSA Global); FrontRange Solutions, Inc.; Kana Software, Inc.; Microsoft Corporation; ONYX Software Corporation; Pivotal Corporation; The Sage Group; Salesforce.com, Inc.; SAS Institute, Inc.; Business Objects; Cognos; StayinFront, Inc.; and Right Now Technologies, among many others. In addition, our competitors include several companies, such as Oracle Corporation and SAP AG, which compete in a majority of our product lines.

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

Many leading companies in the market for business applications software have been the subject of mergers, acquisitions and divestitures during the last several years. For example, Oracle Corporation completed its acquisition of PeopleSoft, Inc. during the fourth quarter of 2004, and recently announced that it had signed an agreement to acquire us. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing business applications software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.

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

The following table summarizes as of September 30, 2005 our foreign currency forward contracts, by currency. All of our foreign currency forward contracts mature within one year. Contract amounts are representative of the expected payments to be made under these instruments (in thousands):

                                           Contract Amount    Contract         Fair
                                           (Local Currency)    Amount      Value (US$)
                                           ----------------  -----------  -------------
Australian dollars ("AUD") (contracts
  to pay AUD/receive US$).................      (AUD) 9,103    US$ 6,966  $         20

Brazilian real ("BRL") (contracts to
  pay BRL/receive US$)....................     (BRL) 28,651   US$ 12,514  $        (62)

British pounds ("GBP") (contracts to
  pay GBP/receive EUR)....................      (GBP) 8,964   EUR 13,072  $        (19)

Canadian dollars ("CAD") (contracts
  to pay CAD/receive US$).................        (CAD) 397      US$ 278  $         75

Japanese yen ("JPY") (contracts to
  pay JPY/receive US$)....................  (JPY) 1,616,162   US$ 14,509  $        142

Korean won ("KRW") (contracts to receive
  KRW/pay US$)............................      (KRW) 6,517        US$ 5  $         (8)

Mexican pesos ("MXN") (contracts
  to pay MXN/receive US$).................     (MXN) 15,304    US$ 1,417  $         19

Singapore dollars ("SGD") (contracts
  to pay SGD/receive US$).................        (SGD) 385      US$ 279  $        (57)

British pounds ("GBP") (contracts to
  pay GBP/receive USD).....................     (GBP) 1,500    US$ 2,674  $         35

Czech Republic koruna ("CZK") (contracts
  to receive CZK/pay EUR).................     (CZK) 12,033      EUR 411  $         (3)

Euros ("EUR") (contracts to receive
  EUR/pay US$)............................    (EUR) 223,597  US$ 277,819  $     (7,431)

Euros ("EUR") (contracts to pay
  EUR/receive US$)........................      (EUR) 8,340   US$ 10,259  $        207

Swedish krona ("SEK") (contracts to
  receive SEK/pay EUR)....................      (SEK) 7,639      EUR 819  $          3

Swiss francs ("CHF") (contracts to
  receive CHF/pay EUR)....................      (CHF) 5,911    EUR 3,804  $         17

Australian dollars ("AUD") (contracts to
  pay AUD/receive EUR)....................      (AUD) 1,137      EUR 589  $        (63)

The following table summarizes our short-term investments and the weighted average yields as of September 30, 2005 (in thousands, except percentages):

                                                                 Expected Maturity Date
                                     -------------------------------------------------------------------------
                                       2005      2006      2007      2008      2009    Thereafter     Total
                                     --------- --------- --------- --------- --------- ----------- -----------
US Treasury and Agency securities...  $28,699  $180,393   $87,010   $36,490   $10,429     $40,531    $383,552
  Weighted average yield............     3.63%     4.24%     4.34%     4.26%     4.30%       4.26%

Corporate bonds.....................  $46,329  $274,423  $238,052  $163,665   $92,613     $21,560    $836,642
  Weighted average yield............     4.01%     4.27%     4.52%     4.58%     4.70%       4.42%

Asset-backed securities.............  $22,473  $229,526  $123,536   $65,689   $14,629      $5,058    $460,911
  Weighted average yield............     3.84%     4.13%     4.22%     4.93%     5.02%       4.19%
                                     --------- --------- --------- --------- --------- ----------- -----------
Total short-term investments........  $97,501  $684,342  $448,598  $265,844  $117,671     $67,149  $1,681,105
                                     ========= ========= ========= ========= ========= =========== ===========

The securities in the above table, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. By way of example, if market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2005, the fair value of the above investments would decline by approximately $23.6 million.

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

Our CEO and CFO note that during the three months ended September 30, 2005, there have been no changes in our Internal Control or in other factors that materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to material weaknesses. We have historically considered our Internal Control a high priority and strive to continually improve our Internal Control. Accordingly, we have taken and will continue to take corrective action if and as we discover deficiencies in our Internal Control.

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

Part II. Other Information

Item 1. Legal Proceedings

Regulation FD

On May 6, 2003, the Enforcement Division staff ("Staff") of the Securities & Exchange Commission ("SEC") contacted us and indicated that a May 1, 2003 article on CBS MarketWatch had raised questions regarding our compliance with Regulation FD. In August 2003, the Staff notified us and two of our officers of the Staff's preliminary decision to recommend that the SEC take enforcement action against us and these officers in regard to statements allegedly made prior to and during an April 30, 2003 dinner. In response, we and the officers filed submissions with the SEC that we believe contained numerous meritorious defenses to these allegations. Despite these submissions, on June 29, 2004, the SEC filed a lawsuit in the United States District Court of the Southern District of New York against us and the two officers alleging, among other things, that we and the officers violated Regulation FD in connection with the statements described above. The SEC sought an order that imposes permanent injunctions, civil penalties and other equitable relief.

In September 2004, we filed a motion to dismiss the complaint. A hearing on the motion occurred on March 15, 2005. On September 1, 2005, the Court granted our motion to dismiss the case in its entirety. The SEC has decided not to appeal this ruling, and the deadline to appeal has passed.

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

Shareholder Class Actions

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Northern District of California against us and certain of our officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen's Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. In October 2004, we filed a motion for dismissal of this case, which was granted on January 28, 2005 with leave to amend. Plaintiffs in this case filed an amended complaint on February 28, 2005, and we filed a motion to dismiss the amended complaint on April 27, 2005. A hearing on the motion occurred on November 4, 2005.

On April 12, 2004, Pamela Plotkin, on behalf of herself and purportedly on behalf of a class of our stockholders, filed a complaint in the Superior Court of California (the "Superior Court") against us and members of our Board of Directors on similar claims described above. The Superior Court dismissed the complaint by Ms. Plotkin on September 23, 2004, but gave Ms. Plotkin leave to file a new, amended complaint, which was subsequently filed by Ms. Plotkin. The Superior Court dismissed the amended complaint on December 28, 2004, but again gave Ms. Plotkin leave to file a new, amended complaint. Ms. Plotkin filed a new amended complaint on January 14, 2005. On February 2, 2005, the parties to this complaint agreed to stay (i.e., place on hold) the entire case until the motion to dismiss the amended complaint in the federal class action has been decided.

On September 12, 2005, Gloria Showers, on behalf of herself and purportedly on behalf of a class of our stockholders, and Sheldon Miller, on behalf of himself and purportedly on behalf of a class of our stockholders, each filed a complaint in the Superior Court of California against us and members of our Board of Directors relating to our proposed merger with Oracle Corporation. On September 15, 2005, Robert Corwin, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the Superior Court of California against us and members of our Board of Directors on similar claims. The complaints allege in substance that the directors breached their fiduciary duties in agreeing to the proposed merger for failing to maximize stockholder value. The Miller and Corwin complaints also name Oracle Corporation as a defendant on the ground that it aided and abetted the alleged violations.

These complaints seek injunctive relief and damages together with interest and reimbursement of costs and expenses of litigation. We believe the allegations in each of these actions are without merit and we intend to defend vigorously against these claims.

Employee Class Action

On January 15, 2004 and May 5, 2004, Zhiyu Zheng, a former employee, as representative of a recently certified class of Siebel Software Engineers and Senior Software Engineers, filed a First Amended Complaint and Second Amended Complaint, respectively, in the United States District Court for the Northern District of California against us, claiming that based on their job duties, Siebel Software Engineers and Senior Software Engineers do not meet exemption criteria as defined under California law, and as such are owed back wages, overtime pay, and certain other benefits. We believe the allegations in this action are without merit and we intend to defend vigorously against this claim.

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

There have been no material pending actions adverse to us brought by a director, office or affiliate.

Item 6. Exhibits
Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated October 14, 2003, as amended, among the Registrant, Underground Acquisition Corp. and UpShot Corporation. (1)
2.2	Share Purchase Agreement dated as of April 20, 2004, by and among Siebel Systems Ireland Holdings Limited, Eontec Limited, the Selling Shareholders and Bernard Horn, as Shareholders' Agent. (2)
2.3	Agreement and Plan of Merger dated September 12, 2005, among the Registrant, Oracle Corporation, Ozark Holding Inc., Ozark Merger Sub Inc. and Sierra Merger Sub Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (4)
3.2	Amended and Restated Bylaws of the Registrant. (5)
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Specimen Stock Certificate. (6)
4.3	Certificate of Designation of Series A1 Preferred Stock of the Registrant. (7)
4.4	Indenture between the Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated September 15, 1999. (8)
4.5	Certificate of Designation of Series A2 Junior Participating Preferred Stock. (9)
4.6	Rights Agreement dated as of January 29, 2003, between the Registrant and Mellon Investors Services LLC, as Rights Agent. (9)
4.7	Form of Rights Certificate. (9)
4.8	Rights Plan, as amended. (10)
10.1	Employee Retention Benefit Plan, effective as of May 20, 2005. (11)
10.2	Director Level Employee Retention Benefit Plan, effective as of May 20, 2005. (11)
10.3	Vice President Level Employee Retention Benefit Plan, effective as of May 20, 2005. (11)
10.4	Senior Executive Retention Benefit Plan, as amended, effective as of August 28, 2005. (3)
10.5	Form of Indemnity Agreement entered into between the Registrant and its officers and directors. (1) PDF
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

__________________

(1) Filed herewith.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 4, 2004.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 19, 2005.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-03751), as amended.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 27, 2000.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-91777) filed on November 30, 1999.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2003.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2005.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2005.

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

Dated: November 4, 2005

By:	/s/ Kenneth A. Goldman

Kenneth A. Goldman
Senior Vice President, Finance and Administration and Chief Financial Officer